Form 10-Q
period 2004-06-30
MULTI FINELINE ELECTRONIX INC
filed 2004-08-13
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50812

MULTI-FINELINE ELECTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3947402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3140 East Coronado Street, Suite A

Anaheim, CA 92806

(Address of principal executive offices, Zip Code)

(714) 238-1488

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2004 was 23,257,835.

Multi-Fineline Electronix, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Cash and cash equivalents	$55,507	$5,211
Restricted cash	13	133
Accounts receivable, net of allowances of $483 and $379	50,766	20,987
Inventories	39,819	21,929
Due from affiliates	1	1
Deferred taxes	2,018	1,826
Other current assets	1,004	393

Total current assets	149,128	50,480

Property, plant and equipment, net	55,825	42,340
Restricted cash	121	121
Other assets	1,359	5,788

Total assets	$206,433	$98,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,026	$21,015
Accrued liabilities	9,767	4,838
Due to affiliates	4,441	1,334
Line of credit	22,357	5,085
Current portion of note payable	—	253
Income taxes payable	2,725	299

Total current liabilities	73,316	32,824

Deposits from Wearnes for purchase of common stock	—	15,000
Note payable, net of current portion	—	4,358
Other liabilities	96	78
Deferred taxes	1,085	983

Total liabilities	74,497	53,243

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and zero shares authorized; none issued or outstanding	—	—
Common stock-par value $0.0001; 100,000,000 and 150,000,000 shares authorized; 23,257,835, and 11,720,295 shares issued and outstanding	1	1
Additional paid-in capital	89,084	8,429
Unearned deferred compensation	—	(14)
Retained earnings	42,902	37,139
Accumulated other comprehensive loss	(51)	(69)

Total stockholders’ equity	131,936	45,486

Total liabilities and stockholders’ equity	$206,433	$98,729

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$71,497	$29,514	$181,463	$93,503
Cost of sales	54,108	23,831	142,803	75,766

Gross profit	17,389	5,683	38,660	17,737

Operating expenses
Sales and marketing	1,974	1,470	5,752	4,150
General and administrative (includes stock-based compensation expense of $0, $14, $14, and $116 for the three and nine months ended June 30, 2004 and 2003, respectively.)	3,382	2,005	9,055	6,191

Total operating expenses	5,356	3,475	14,807	10,341

Operating income	12,033	2,208	23,853	7,396
Other (income) expense, net
Loss from equity method investee, net	—	100	205	305
Interest expense	121	76	527	193
Interest income	(12)	(7)	(40)	(8)
Other (income) expense	(97)	(8)	(43)	51

Income before provision for income taxes	12,021	2,047	23,204	6,855
Provision for income taxes	(3,286)	(684)	(6,567)	(2,289)

Net income	$8,735	$1,363	$16,637	$4,566

Net income per share
Basic	$0.47	$0.12	$0.92	$0.39
Diluted	$0.44	$0.11	$0.87	$0.38
Shares used in computing net income per share
Basic	18,532,560	11,720,295	17,994,109	11,720,295
Diluted	19,769,925	12,610,286	19,029,947	12,172,737

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$16,637	$4,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,502	3,060
Loss from equity method investee	205	305
Provision for doubtful accounts	116	25
Deferred taxes	(90)	(43)
Stock-based compensation expense	14	116
Loss on disposal of equipment	32	54
Changes in operating assets and liabilities
Accounts receivable	(29,895)	(1,275)
Inventories	(17,890)	(835)
Due to/from affiliates, net	(3,107)	(285)
Other current assets	(611)	51
Other assets	3,852	(2,675)
Accounts payable	13,011	(316)
Accrued liabilities	4,929	(1,034)
Income tax payable	2,426	(116)
Other liabilities	(18)	(774)

Net cash provided by (used in) operating activities	363	824

Cash flows from investing activities
Cash paid for property and equipment	(17,473)	(10,835)
Purchases of software and capitalized internal-use software	(62)	—
Deposits on property and equipment	(379)	(1,431)
Cash advances to equity method investee	(242)	(295)
Proceeds from sale of equipment	509	124
Decrease (increase) in restricted cash, net	120	(3)

Net cash used in investing activities	(17,527)	(12,440)

Cash flows from financing activities
Borrowings on line of credit	30,972	5,729
Payments on line of credit	(13,700)	(500)
Proceeds from note payable	—	4,800
Principal payments on note payable	(4,611)	(124)
Proceeds from issuance of common stock, net of issuance costs of $5,488	54,781	—

Net cash provided by (used in) financing activities	67,445	9,905

Effect of exchange rate changes on cash	18	(10)

Net increase (decrease) in cash	50,296	(1,721)
Cash and cash equivalents at beginning of period	5,211	4,349

Cash and cash equivalents at end of period	$55,507	$2,628

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Multi-Fineline Electronix, Inc. (the “Company”) was incorporated in 1984 in the State of California. The Company is primarily engaged in the engineering, design, and manufacture of flexible printed circuit boards along with related component assemblies.

In February 2004, the Board of Directors approved the reincorporation of the Company from California to Delaware. On June 4, 2004, the Company completed the reincorporation and effected a 15 for 1 forward stock split. The reincorporation and the stock split have been given retroactive effect in the accompanying consolidated financial statements.

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 72% of the Company’s outstanding common stock as of September 30, 2003, allowing Wearnes to exercise operating control over the Company. Wearnes ownership decreased to approximately 64% as of June 30, 2004 as a result of the initial public offering, which closed on June 30, 2004.

In June 2003, the Board of Directors approved the increase in the authorized shares of common stock from 15,000,000 to 150,000,000. In connection with the reincorporation completed in June 2004, the authorized number of shares of common stock decreased to 100,000,000, and 5,000,000 shares of preferred stock, par value $0.0001, were authorized.

On June 30, 2004, the Company closed an underwritten public offering of 5,000,000 shares at a price of $10 per share. Proceeds, net of commissions of $3,500 and offering expenses of $1,908, totaled $44,600.

2. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”) and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”). All significant intercompany transactions and balances have been eliminated. The Company accounts for its investments in 50% or less owned entities over which it has the ability to exercise significant influence using the equity method of accounting.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, however, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2004 and September 30, 2003, its results of operations for the three and nine-month periods ended June 30, 2004 and 2003, and its cash flows for the nine-month periods ended June 30, 2004 and 2003, respectively. The results of operations of the Company for the three and nine-month periods ended June 30, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 as amended through the date hereof (including the final prospectus contained therein).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Inventories

Inventories comprise the following:

	June 30, 2004	September 30, 2003
Raw materials and supplies	$28,181	$12,146
Work-in-progress	7,657	8,288
Finished goods	3,981	1,495

	$39,819	$21,929

Property, Plant, and Equipment

Property, plant and equipment comprise the following:

	June 30, 2004	September 30, 2003
Land	$3,730	$3,730
Building	16,552	10,367
Machinery and equipment	47,915	36,946
Furniture and fixtures	1,953	1,650
Leasehold improvements	2,776	2,403

	72,926	55,096
Accumulated depreciation	(17,101)	(12,756)

	$55,825	$42,340

Depreciation expense for the nine months ended June 30, 2004 and 2003, was $4,266 and $2,955 respectively.

Included in other assets as of June 30, 2004 and September 30, 2003 is capitalized purchased software and internally developed software costs. Amortization of software costs for the nine months ended June 30, 2004 and 2003, was $236 and $105, respectively.

Warranty

The Company warrants its products for 60 days. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the consolidated balance sheets.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Changes in product warranty accrual for the three months ended June 30, 2004 and 2003 were as follows:

	Warranty Accrual Balance at March 31	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2004	$1,064	$(894)	$1,231	$1,401
2003	160	(386)	440	214

Changes in product warranty accrual for the nine months ended June 30, 2004 and 2003 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2004	$337	$(2,598)	$3,662	$1,401
2003	445	(1,096)	865	214

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the three and nine months ended June 30, 2004 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and nine months ended June 30, 2004 and 2003, the comprehensive income was $8,775, $16,655, $1,356 and $4,555, respectively.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. Balances are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for statement of income amounts. Currency translation adjustments are recorded in other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three months ended June 30, 2004 and 2003, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $99 and a net loss of $8, respectively. For the nine months ended June 30, 2004 and 2003, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $24 and a net loss of $38, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense, if any, is recognized on a straight-line basis over the respective vesting period based on the difference

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

between the estimated fair value of the Company’s common stock and the exercise price on the date of grant. Prior to the Company’s initial public offering on June 25, 2004, the Company’s common stock did not have a readily determinable fair market value; accordingly, the Company estimated the fair value of its common stock using the results of the Company’s projected discounted cash flows and values of comparable publicly traded companies.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123 (“SFAS No. 148”). As permitted under SFAS No. 148, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB No. 25.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the three and nine months ended June 30, 2004 and 2003, would have decreased to the pro forma amounts below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$8,735	$1,363	$16,637	$4,566

Stock-based compensation, intrinsic value method, net of tax	—	9	9	77

Total stock-based employee compensation expense determined under fair value-based method for all options	—	(50)	(50)	(178)

Pro forma net income	$8,735	$1,322	$16,596	$4,465

Net income per share
Basic, as reported	$0.47	$0.12	$0.92	$0.39
Basic, pro forma	$0.47	$0.11	$0.92	$0.38
Diluted, as reported	$0.44	$0.11	$0.87	$0.38
Diluted, pro forma	$0.44	$0.10	$0.87	$0.37
Shares used in computing net income per share
Basic	18,532,560	11,720,295	17,994,109	11,720,295
Diluted	19,769,925	12,610,286	19,029,947	12,172,737

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Net Income Per Share-Basic and Diluted

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities are determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic weighted-average number of common shares outstanding	18,532,560	11,720,295	17,994,109	11,720,295
Dilutive effect of outstanding stock options	1,237,365	889,991	1,035,838	452,442

Diluted weighted-average number of common and potential common shares outstanding	19,769,925	12,610,286	19,029,947	12,172,737

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	697,785	—	697,785

Commitments and Contingencies

As of June 30, 2004 and September 30, 2003, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $19,748 and $8,200, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the nine months ended June 30, 2004 and for the year ended September 30, 2003 are equal to $1,178 and $116, respectively.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have an effect on the Company’s financial position, results of operations or cash flows.

Significant Concentrations

For the three and nine months ended June 30, 2004, 83% of the Company’s net sales were realized from one customer and its subcontractors.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

In March 2004, a consensus was reached in EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies. The EITF concluded that an investment in limited liability company (“LLC”) that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. EITF Issue No. 03-16 is applicable to the Company in its three months ended June 30, 2004. The adoption of EITF Issue No. 03-16 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentations.

3. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2004 and the year ended September 30, 2003, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; and (b) MFS Technology Ltd. and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd. MFS Technology Ltd. is a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns 64% of the Company’s common stock as of June 30, 2004 and owned approximately 72% as of September 30, 2003.

Net amounts due from/to affiliated companies comprise the following:

	June 30, 2004	September 30, 2003
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$1	$1

	June 30, 2004	September 30, 2003
Due to affiliates
MFS Technology Ltd.	$4,037	$461
Wearnes Hollingsworth Corporation	324	458
Wearnes Greatwall Circuits	—	76
Wearnes	80	339

	$4,441	$1,334

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Sales to and purchases from affiliates comprise the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Sales to affiliates
MFS Technology Ltd.	$—	$3	$517	$22
Wearnes Greatwall Circuits	—	—	1	26
MFS Technologies (M) Sdn. Bhd.	—	—	2	3

	$—	$3	$520	$51

Purchases from affiliates
MFS Technology Ltd.	$2,389	$—	$5,949	$5
Wearnes Greatwall Circuits	—	271	85	568

	$2,389	$271	$6,034	$573

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $0, $194, $75 and $225 for the three and nine months ended June 30, 2004 and 2003, respectively. Rental fees charged by the Company to Wearnes Hollingsworth Corporation for the three and nine months ended June 30, 2004 and 2003, were $0, $15, $0 and $0, respectively, as consideration for the storage of certain assets at the Company’s facilities. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the three months ended June 30, 2004, no services were provided under this services agreement.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the nine months ended June 30, 2004, and, the year ended September 30, 2003, the Company paid $15 and $387, respectively, to Wearnes Hollingsworth Corporation. The remaining balance due of $324 as of June 30, 2004 is included in due to affiliates in the consolidated balance sheets.

The Company paid $27, $99, $27 and $99 for consulting services during the three and nine months ended June 30, 2004 and 2003, respectively, to two separate individuals, who were, at the time of the payments, members of the Company’s Board of Directors. In connection with the initial public offering, the Company terminated a consulting relationship with an independent director on the Company’s Board of Directors, and entered into a consulting relationship with a former member of the Company’s Board of Directors. Under the new consulting agreement, the Company agreed to pay the former Board member $9 per month until June 2006.

In November 2003, the Company executed a $25.0 million credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). In connection with the Company’s initial public offering, the parties agreed to reduce the facility to $15.0 million and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which was 64% as of the completion of the Company’s initial public offering. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding common stock (the “NLG Amendment”).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

As of June 30, 2004, the Company had an outstanding balance of $16,000 on the NLG line of credit. On July 2, 2004, the Company made a payment of $2,000 on the NLG line of credit.

4. EQUITY INVESTMENTS

Mind Wurx

In April 2002 and November 2003, the Company entered into a Memorandum of Understanding (“Memorandum”) and an Ownership Interest Agreement and an Option Agreement (collectively, the “Purchase and Option Agreements”), containing certain rights and obligations of the Company with respect to Mind Wurx LLC (“Mind Wurx”), a private entity.

In March 2004, the Company entered into a mutual termination and release agreement with Mind Wurx, which terminated all of the rights and obligations that had been created by the Memorandum and Purchase and Option Agreements, except that the Company retained its 15% ownership interest in Mind Wurx. The investment balance as of June 30, 2004 is $85 and is included in other assets in the consolidated balance sheets.

Cornerstone

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of June 30, 2004 is $300 and is included in other assets in the consolidated balance sheets.

5. LINES OF CREDIT AND NOTE PAYABLE

Lines of Credit

The Company had a revolving line of credit with PNC Bank N.A. (“PNC”), which was collateralized by a primary interest in substantially all of the assets, rights, and claims of the Company. Borrowings under the line of credit were limited to $7,500. The revolving line of credit was scheduled to mature on December 31, 2004 and bore interest at PNC’s prime rate (4.25% at September 30, 2003) on the unpaid balance, payable monthly. An annual commitment fee of 0.375% of the average daily unused balance was payable quarterly. No amounts were outstanding under the line of credit as of September 30, 2003. Under the provisions of the PNC line of credit, the Company was required to maintain certain specified financial ratios and compliance with certain restrictive covenants. As of September 30, 2003, the Company was in compliance with the covenants. In December 2003, the Company terminated the line of credit.

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000 ($7,229 at June 30, 2004 and September 30, 2003). The line of credit will mature in February 2005, as amended, and bears interest at LIBOR (1.47% and 1.13% at June 30, 2004 and September 30, 2003, respectively) plus 0.4%, which is payable quarterly. Borrowings outstanding under this line of credit as of June 30, 2004 and September 30, 2003 were $2,000 and $3,000, respectively.

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“SPDP”), as last amended in September 2003. The line of credit will mature in September 2004 and bears interest at

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

LIBOR (1.47% and 1.13% at June 30, 2004 and September 30, 2003, respectively) plus 0.4%, which is payable quarterly. As of September 30, 2003, the Company had two short-term loans of $1,000 and $1,084 outstanding under this line of credit, which were paid in full in October 2003 and January 2004, respectively. During the nine months ended June 30, 2004, the Company borrowed $7,972 and made repayments of $5,700. The remaining $4,357 is due in full in the quarter ending September 30, 2004.

In November 2003, the Company entered into a $25,000 unsecured revolving line of credit with NLG. The line of credit will mature in December 2004 and can be automatically extended for one year at the request of the Company. Borrowings bear interest at SIBOR (1.94% and 1.16% at June 30, 2004 and September 30, 2003, respectively) plus 1.4% and are due and payable in full when the related principal amount becomes due and payable. The line of credit is guaranteed by Wearnes. Further, the Company is required to maintain stockholders’ equity of at least $40 million and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG.

In connection with the Company’s initial public offering, the parties agreed to reduce the facility to $15.0 million and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which was 64% as of the completion of the initial public offering. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding stock.

Note Payable

In October 2002, the Company entered into a note payable with General Electric Capital Business Funding Corporation (“GE Capital”) providing for financing of a building purchased by the Company in December 2002. The total amount of the note was $4,800, which represented an amount equal to 75% of the property’s appraised market value, and is collateralized by the related building. The note bears interest at LIBOR (1.13% at September 30, 2003) plus 2.35% and is payable over 15 years in equal monthly principal and interest payments of $34. As of September 30, 2003, $4,611 was outstanding, of which $253 represented the current portion. In February 2004, the Company repaid the outstanding loan balance of $4,531. As a result of the early repayment of the loan, the Company incurred a prepayment penalty of $181.

A summary of the lines of credit and note payable follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2004	September 30, 2003	June 30, 2004	September 30, 2003
Revolving line of credit (PNC)	$—	$7,500	$—	$—
Line of credit (BC)	5,229	4,229	2,000	3,000
Line of credit (SPDP)	15,643	17,916	4,357	2,085
Line of credit (NLG)	—	—	16,000	—
Property loan (GE Capital)	—	—	—	4,611

	$20,872	$29,645	$22,357	$9,696

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

6. RIGHTS OFFERING

In September 2003, the Company initiated a rights offering whereby existing stockholders were given the opportunity to purchase additional shares of the Company’s common stock at a price of $3.86 per share through October 15, 2003. As of September 30, 2003, no shares had been issued.

In October 2003, the Company issued 6,472,215 shares of common stock to Wearnes upon exercise of their rights for $10,000 in cash and $15,000 in deposits received from Wearnes during the year ended September 30, 2003. In addition, the Company issued 65,025 shares of common stock for total proceeds of $251 to other existing stockholders upon exercise of their rights. As of June 30, 2004, Wearnes owns approximately 64% of the Company’s outstanding common stock (Note 1).

In connection with the issuance of the common stock, the Company recorded the $10,874 difference between the estimated fair value of the common stock on the issuance date ($5.53 per share) and the purchase price ($3.86 per share) as a deemed dividend, resulting in a reduction in retained earnings.

7. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design, and manufacture of flexible circuit boards along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country in which the sales originate (i.e., where the legal subsidiary is domiciled). The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales
United States	$37,503	$21,051	$123,022	$81,157
China	43,707	8,116	84,581	26,381
Eliminations	(9,713)	(347)	(26,140)	(14,035)

Total	$71,497	$29,514	$181,463	$93,503

Operating income
United States	$3,521	$2,567	10,209	5,266
China	8,512	(359)	13,644	2,130

Total	$12,033	$2,208	$23,853	$7,396

Depreciation and amortization
United States	$625	$431	1,854	1,234
China	939	537	2,648	1,826

Total	$1,564	$968	$4,502	$3,060

Capital expenditures
United States			$1,943	$7,087
China			15,909	5,179

Total			$17,852	$12,266

			June 30, 2004	September 30, 2003
Total assets
United States			$156,103	$79,875
China			67,091	41,567
Eliminations			(16,761)	(22,713)

Total			$206,433	$98,729

Long-lived assets
United States			$16,623	$17,911
China			40,682	30,338

Total			$57,305	$48,249

8. SUBSEQUENT EVENTS

In July 2004, the Company made payments totaling $9,000 on the NLG line of credit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements include statements about predictions of earnings, revenues, expenses, or other financial items, any statement of plans, strategies or objectives of management for future operations, any statement concerning our future operations, financial condition or prospects, any statement of assumptions underlying the foregoing, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statement. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors discussed in our SEC reports, including this Quarterly Report. Investors should carefully review the information contained in, or incorporated by reference into, the Company’s Registration Statement on Form S-1 as amended through the date hereof (including the final prospectus contained therein).

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuit and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provides a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits are the enabling technology in achieving a desired size, shape, weight or functionality of an electronic device. Current applications for our products include mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. We expect that the usage of flexible printed circuits and component assemblies will continue to increase in our target markets.

Comparison of the Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Period Over Period Change	Period Over Period Percentage Change	Results as Percentage of Net Sales For the Three Months Ended June 30,
	2004	2003	Favorable (unfavorable)	Favorable (unfavorable)	2004	2003
	(in thousands)
Net sales	$71,497	$29,514	$41,983	142%	100%	100%
Cost of sales	54,108	23,831	(30,277)	(127)	76	81

Gross profit	17,389	5,683	11,706	206	24	19

Operating expenses:
Sales and marketing	1,974	1,470	(504)	(34)	3	5
General and administrative	3,382	2,005	(1,377)	(69)	4	7

Total operating expenses	5,356	3,475	(1,881)	(54)	7	12

Operating income	12,033	2,208	9,825	445	17	7
Interest expense, net	109	69	(40)	(58)	0	0
Other (income) / expense, net	(97)	92	189	205	0	0

Income before provision for income taxes	12,021	2,047	9,974	487	17	7
Provision for income taxes	(3,286)	(684)	(2,602)	(380)	(5)	(2)

Net income	$8,735	$1,363	$7,372	541%	12%	5%

Net Sales

The increase of $42.0 million was attributable primarily to $39.2 million of increased net sales to the wireless telecommunications sector which accounted for approximately 85% of total net sales for the three months ended June 30, 2004 versus 72% for the comparable period in the prior year. The increased wireless sales were attributable to the transition to “flip phone” style models, which utilize flexible circuitry, and the added level of phone features, which utilize additional flex circuits per phone. Industrial customer sales, our second largest sector, increased by $3.3 million due to the growth of several new programs related to bar code scanners and industrial data storage devises. These customers’ sales declined in percentage to 10% of net sales versus 13% for the comparable period in the prior year. Other sectors remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the three months ended June 30, 2004 was 76% versus 81% for the comparable period in the prior year. Increases in the material cost percentage of sales were offset by favorable declines in labor and overhead cost percentages, primarily attributable to the commencement of high volume production at MFC 2. The increase in material costs was due primarily to growth in net sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content, partially offset by improvements in production yields.

As a percentage of sales, gross profit increased to 24% for the three months ended June 30, 2004 from 19% for the comparable period in the prior year. Gross profit increased to $17.4 million for the three months ended June 30, 2004 from $5.7 million in the comparable period in the prior year, an increase of 206%. The increase in gross margin was primarily due to the increased benefit derived from the lower offshore cost structure and fixed cost leveraging, as well as efficiency and manufacturing yield improvements.

Sales and Marketing Expenses

Sales representatives’ commissions and other sales related expense increased to $1.1 million for the three months ended June 30, 2004 from $700,000 in the comparable period in the prior year, primarily due to higher revenue. As a percent of sales, commissions remained relatively unchanged at approximately 2% primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $900,000 for the three months ended June 30, 2004 from $800,000 in the comparable period in the prior year, an increase of 13%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of sales, compensation and benefit expense decreased to 1% for the three months ended June 30, 2004 from approximately 3% for the comparable period in the prior year, due to the leveraging of fixed marketing expense, primarily compensation and benefits, over increased net sales.

General and Administrative Expenses

As a percentage of net sales, general and administrative expense decreased to 5% for the three months ended June 30, 2004 versus 7% for the comparable period in the prior year. The $1.4 million increase in general and administrative expense was primarily attributable to increases in compensation and benefits expense of $1.0 million due to headcount increases in China and increases in bonuses, vacation and health insurance expenses.

Interest Expense, Net

Net interest expense increased to $109,000 for the three months ended June 30, 2004 from $69,000 in the comparable period in the prior year, an increase of 58%. The increase in interest expense, net was primarily due to increased borrowings to support working capitals needs as a result of the business growth and to support the capacity expansion in MFC 2.

Other Income / (Expense), Net

Net other income / (expense) increased to income of $97,000 for the three months ended June 30, 2004 from expense of $92,000 for the comparable period in the prior year. The principal component of other income in the three months ended June 30, 2004 was a $99,000 gain on foreign currency transactions versus a $100,000 loss from equity method investee in the comparable period in the prior year.

Income Taxes

The effective tax rate for the three months ended June 30, 2004 was 27% versus 33% for the comparable period of the prior year. The lower effective tax rate was due primarily to the higher ratio of China generated pre-tax income, which is taxed at a lower rate, to total pre-tax income during the current versus the prior period.

Comparison of the Nine Months Ended June 30, 2004 and 2003

	Nine Months Ended June 30,		Period Over Period Change	Period Over Period Percentage Change	Results as Percentage of Net Sales For the Nine Months Ended June 30,
	2004	2003	Favorable (unfavorable)	Favorable (unfavorable)	2004	2003
	(in thousands)
Net sales	$181,463	$93,503	$87,960	94%	100%	100%
Cost of sales	142,803	75,766	(67,037)	(88)	79	81

Gross profit	38,660	17,737	20,923	118	21	19

Operating expenses:
Sales and marketing	5,752	4,150	(1,602)	(39)	3	4
General and administrative	9,055	6,191	(2,864)	(46)	5	7

Total operating expenses	14,807	10,341	(4,466)	(43)	8	11

Operating income	23,853	7,396	16,457	223	13	8
Interest expense, net	487	185	(302)	(163)	0	0
Other expense, net	162	356	194	54	0	1

Income before provision for income taxes	23,204	6,855	16,349	238	13	7
Provision for income taxes	(6,567)	(2,289)	(4,278)	(187)	(4)	(2)

Net income	$16,637	$4,566	$12,071	264%	9%	5%

Net Sales

The increase of $88.0 million was attributable primarily to $84.5 million of increased net sales to the wireless telecommunications sector which accounted for approximately 85% of total net sales for the nine months ended June 30, 2004 versus 72% for the comparable period in the prior year. The increased wireless sales were attributable to the transition to “flip phone” style models, which utilize flexible circuitry, and the added level of phone features, which utilize additional flex circuits per phone. Industrial customer sales, our second largest sector, increased by $2.7 million due to the growth of several new programs related to bar code scanners and industrial data storage devises. These customers’ sales declined in percentage to 9% of net sales versus 15% for the comparable period in the prior year. The decline in the industrial sector percentage was attributable to the increase in the wireless sector activity. Other sectors remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the nine months ended June 30, 2004 was 79% versus 81% for the comparable period in the prior year. Increases in the material cost percentage of sales were offset by favorable declines in labor and overhead cost percentages, primarily attributable to the commencement of high volume production at MFC 2 during the period. The increase in material costs was due primarily to growth in net sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content, partially offset by improvements in production yields.

Gross profit increased to $38.7 million for the nine month period ended June 30, 2004 from $17.7 million for the comparable period in the prior year. As a percentage of sales, gross profit increased to 21% from 19% for the comparable period in the prior year. The increase in gross margin was primarily due to the increased benefit derived from the lower offshore cost structure and fixed cost leveraging, as well as efficiency and manufacturing yield improvements.

Sales and Marketing Expenses

Sales representatives’ commissions and other sales related expense increased to $3.1 million for the nine months ended June 30, 2004 from $1.9 million in the comparable period in the prior year, an increase of 63%, primarily due to higher revenue. As a percent of net sales, commissions remained relatively unchanged at approximately 2% primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $2.7 million for the nine months ended June 30, 2004 from $2.3 million in the comparable period in the prior year, an increase of 17%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense decreased to 1% for the nine months ended June 30, 2004 from approximately 2% for the comparable period in the prior year, due to the leveraging of fixed marketing expense, primarily compensation and benefits, over increased net sales.

General and Administrative Expenses

As a percentage of net sales, general and administrative expense decreased to 5% for the nine months ended June 30, 2004 versus 7% for the comparable period in the prior year. The $2.9 million increase in general and administrative expense was primarily attributable to increases in compensation and benefits expense of $1.9 million due to headcount increases and increases in bonuses, vacation and health insurance expenses.

Interest Expense, Net

Net interest expense increased to $487,000 for the nine months ended June 30, 2004 from $185,000 in the comparable period in the prior year, an increase of 163%. The increase in interest expense, net was primarily due to increased borrowings to support working capitals needs as a result of the business growth and to support the capacity expansion in MFC 2. Additional interest expense was incurred on the GE Capital Asset loan as well as an interest penalty of $181,000 resulting from the early repayment of that debt in February 2004.

Other Income/ (Expense), Net

Net other expense decreased to $162,000 for the nine months ended June 30, 2004 from expense of $356,000 for the comparable period in the prior year. The principal component of the other income in the nine months ended June 30, 2004 was a $99,000 gain on foreign currency transactions versus a $305,000 loss from equity method investee in the comparable period in the prior year.

Income Taxes

The effective tax rate for the nine months ended June 30, 2004 was 28% versus 33% for the comparable period of the prior year. The lower effective tax rate was due primarily to the higher ratio of China generated pre-tax income, which is taxed at a lower rate, to total pre-tax income during the current versus the prior period.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $55.5 million at June 30, 2004 and $5.2 million at September 30, 2003.

During the nine months ended June 30, 2004, net income of $16.6 million, adjusted for depreciation, deferred taxes, loss on equipment disposal, stock-based compensation expense, provision for doubtful accounts and loss on equity investment, generated $21.4 million of operating cash. This amount was decreased by $21.1 million required for working capital.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months; provided, however, there can be no assurance that any growth will occur.

Changes in the principal components of working capital for the nine months ended June 30, 2004 were as follows:

Our net accounts receivable increased 142% to $50.8 million at June 30, 2004 from $21.0 million at September 30, 2003. The increase in outstanding accounts receivable was attributable to higher monthly sales during the nine months ended June 30, 2004 as a result of a significant increase in business volumes. Our net inventory balances increased to $39.8 million at June 30, 2004 from $21.9 million at September 30, 2003, an increase of 82%. The principal reason for this increase is the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs primarily for the wireless telecommunications sector. Our accounts payable balance increased to $34.0 million at June 30, 2004 from $21.0 million at September 30, 2003, an increase of 62%, as a result of increased purchases in support of the higher business volumes.

Our principal investing and financing activities for the nine months ended June 30, 2004 were as follows:

Net cash used in investing activities was $17.5 million for the nine months ended June 30, 2004. Our net fixed assets increased to $55.8 million at June 30, 2004 from $42.3 million at September 30, 2003, an increase of 32%. Capital expenditures included $17.9 million of capital equipment and other assets, including $379,000 of deposits for fixed asset purchases, primarily for the construction of the MFC 2 facility and the purchase of machinery and equipment for our new China operations. Depreciation expense was $4.5 million. As of June 30, 2004 and September 30, 2003, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $19,748 and $8,200, respectively. Investing activities also included the advance of $242,000 to Mind Wurx.

Net cash provided from financing activities was $67.4 million for the nine months ended June 30, 2004 and consisted of $54.8 million of proceeds from the sale of stock, $12.7 million of net borrowings on our lines of credit. Our loans payable and borrowings outstanding against credit facilities increased to $22.4 million as of June 30, 2004 from $9.7 million at September 30, 2003. The increase in outstanding loan amounts was due to additional amounts drawn to expand our China operations and fund working capital growth.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe has the most significant effect on our reported results and require subjective or complex judgments of managements is contained on page 29 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Prospectus effective June 25, 2004. Management believes that at June 30, 2004, there has been no material change to this information.

FACTORS THAT MAY AFFECT OUR RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three and nine months ended June 30, 2004, 83% and 83%, respectively, of our net sales were to Motorola and 46 of its subcontractors. Several subcontractors of Motorola also constitute significant customers of ours. For the three and nine months ended June 30, 2004, sales of our products to Hosiden F.D. Corporation and its affiliates, Optrex Corporation Japan and its affiliates and Koninklijke Philips Electronics NV and its affiliates accounted for 12%, 11% and 5%, and 13%, 9% and 8% of our net sales, respectively.

Although generally we assist Motorola in the design of products and Motorola directs subcontractors to purchase products from us, one or more subcontractors could look to another source for the components to be incorporated into the products they supply to Motorola. In addition, if Motorola were to reduce its orders to any of these customers or if Motorola were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could harm our business, financial condition and results of operations substantially.

We must obtain orders from new and existing customers on an ongoing basis to increase our net sales and grow our business. We are continuing our efforts to reduce dependence on a limited number of customers; however, net sales attributable to Motorola and its subcontractors are expected to continue to represent a substantial portion of our net sales for the foreseeable future. The loss of Motorola and its subcontractors, a significant reduction in sales we make to them, a reduction in the pricing of our products sold to them or any problems collecting accounts receivable from them would reduce our net income.

We are heavily dependent upon the wireless telecommunications industry, and any downturns in the industry may reduce our net sales.

For the nine months ended June 30, 2004, 84% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities or delay production, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our sales will be harmed if we are unable to obtain a sufficient number of orders from customers in each quarter. In addition, because our customers purchase from us on a purchase order basis, they may cancel, change or delay product purchase commitments with little or no advance notice to us. As a result, we are not able always to forecast with certainty the sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	unanticipated price reductions due to competitive pressure.

Delayed, reduced or canceled purchase orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials, write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled.

We will have difficulty selling our products if customers do not design our flexible printed circuit products into their product offerings or if our customers’ product offerings are not commercially successful.

We sell our flexible printed circuit products directly or indirectly to original equipment manufacturers, or OEMs, that include our products and component assemblies in their product offerings. As a result, we rely on OEMs to select our products to be designed into their product offerings. We must qualify our products with our customers, which involves demonstrating to our customers that our products can be manufactured within specified tolerances. This process can be time-consuming, complex, costly and difficult. If an OEM selects one of our competitors to provide a product instead of us, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Our customers typically are not obligated to purchase products from us and can stop using our products at any time. Even if an OEM designs one of our products into its product offering, we have no assurances that the product will be commercially successful, that we will receive any order from that manufacturer or that we will not be undercut by a competitor’s pricing.

We cannot be certain that our products will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, our net sales may decrease.

WBL Corporation controls 64% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 64% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year; although, through our Stockholders Agreement with WBL Corporation, it has agreed not to nominate WBL Corporation representatives to more than one-third of the seats on our board of directors at any time.

This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. To the extent that WBL Corporation beneficially owns a significant portion of our outstanding common stock, even if less than a majority, it will continue to have significant influence over all matters submitted to our stockholders. WBL Corporation is not prohibited from selling a controlling interest in us to a third party, including a participant in our industry.

WBL Corporation and its designees on our board of directors may have interests that conflict with our interests.

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS, a subsidiary of WBL Corporation that is located in Singapore, competes with us in many markets, including telecommunications. Although WBL Corporation has advised us that the individuals who manage the business and affairs of MFS are not the same as the individuals who manage our business and affairs and are subject to confidentiality obligations, there is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. For example, WBL Corporation has issued bonds under an indenture that, among other things, contains restrictive covenants that prohibit WBL Corporation and its principal subsidiaries from incurring debt under some circumstances. Although we are not bound by the terms of the indenture, if we entered into an obligation that was prohibited by the indenture, it could result in WBL Corporation being in default under the indenture because the indenture prohibits principal subsidiaries of WBL Corporation, as defined in the indenture, from granting a security interest in or otherwise encumbering their assets. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

As a stockholder, WBL Corporation will not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation will have nominees on our board of directors equal to one-third of the board and therefore can influence decisions that require board approval.

In general, our certificate of incorporation does not contain any provision designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both WBL Corporation and us will be reserved for or made available to us.

WBL Corporation may be unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL Corporation’s stockholders or the relevant regulators may not approve the proposed corporate action.

We have been advised by WBL Corporation that the individuals representing WBL Corporation who are on our board have authority to vote our shares of common stock; however, prior to voting our shares of common stock on any significant matter or disposing of our shares of common stock, the approval of WBL Corporation’s board of directors must be obtained. In addition, WBL Corporation is listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation also may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. We will be deemed to be a principal subsidiary of WBL Corporation under the rules of the Singapore Exchange for any given fiscal year if our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year.

Examples of corporate action we may seek to take for which we would need to obtain our stockholder approval include:

•	an amendment of our certificate of incorporation;

•	a sale of all or substantially all of our assets;

•	a merger or reorganization transaction; and

•	an issuance of shares of our common stock in an offering other than a public offering at a price of less than fair market value if the number of shares being sold exceed 20% of our then outstanding common stock.

To obtain stockholder approval, WBL Corporation must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL Corporation is required under its corporate rules to give its stockholders notice of the meeting ranging from 14 to 28 days. Consequently, if we need to obtain the approval of WBL Corporation at a time in which we qualify as a principal subsidiary, the process of seeking WBL Corporation’s stockholder approval may delay our proposed action and it is possible that WBL Corporation’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL Corporation was unable to vote at the meeting as a result of the Singapore Exchange rules. For the fiscal year ended September 30, 2003, we were not a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange; however, it is possible that we could constitute a principal subsidiary of WBL Corporation in future years.

The rules of the Singapore Exchange that govern WBL Corporation are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and adverse to us than the existing rules and interpretations.

If we are unable to retain our key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our Chief Executive Officer and Chairman of the Board of Directors, and Reza Meshgin, our President and Chief Operating Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, engineering and sales and marketing personnel.

We may be precluded from granting any security interest in or otherwise encumbering any of our assets, which could harm our ability to borrow funds.

WBL Corporation completed a corporate bond issuance in June 2000 in which WBL Corporation agreed that it and each of its principal subsidiaries, as defined in the indenture for the bonds, will not create or allow to continue to exist any security interest in or other encumbrance on any of their assets or revenue other than purchase money indebtedness. As of the end of fiscal year 2003, we were not a principal subsidiary of WBL Corporation as defined in the bond indenture, but it is possible that we could qualify as a principal subsidiary of WBL Corporation in future years. At no time during past years in which we were a principal subsidiary, as defined in the bond indenture, did we create or allow to exist any indebtedness so as to cause a default under the indenture. The bonds issued by WBL Corporation mature in June 2005. WBL Corporation has advised us that it intends to refinance or repay the bonds in 2005 and to eliminate the restrictive covenant as it applies to us; however, there is no guarantee that WBL Corporation, if it refinances the bonds, will be successful in eliminating the covenant as it applies to us and it is possible that it may be required to agree to additional restrictive covenants that are more onerous.

Rapidly changing standards and competing technologies could make our products obsolete, which would cause our net sales to decrease.

The development and evolution of markets for our flexible printed circuit products depends on industry standards. Our products are designed to conform to current specific industry standards, such as operating temperature range. Competing standards may emerge that are preferred by our customers. We will need to make capital expenditures to support technological advances and to develop and manufacture new products and product features that our customers demand.

We also expect future flexible printed circuits to require higher performance specifications, including, for example, higher density circuitry than we are producing currently, and to incorporate new materials and components which may impact manufacturing yields and efficiencies. We may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify or design, build and install equipment, all of which would require additional capital expenditures. If our customers were to switch to alternative technologies or adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our net sales may decrease.

Problems with manufacturing yields could result in higher operating costs and could impair our ability to meet customer demand for our products.

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability. Low yields may result from, among other things, design errors or manufacturing failures in new or existing products. Any reduction in our ability to timely deliver products to customers could affect adversely our customer relationships and make it more difficult to sustain and grow our business.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan or Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. Such competitive pricing could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results. In addition, many of our customers are larger, established electronics manufacturing services, or EMS, providers. It is possible that any of these EMS providers may develop their own flexible printed circuit manufacturing capabilities, in which case they may cease ordering products from us and may compete with us on future OEM programs.

Our products are subject to pricing pressure from our customers and market pressure from our competitors, either of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pricing pressure on us. Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

Significant product failures could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our flexible printed circuit products was to occur, we may experience a rate of failure in our products that would result in significant delays in product shipments, cancellation of orders, substantial repair or replacement costs and potential damage to our reputation.

Any failure to maintain ongoing sales through our independent sales representatives could harm our business.

To date, we have sold our products through our direct sales force and a network of 17 non-exclusive independent sales representatives. We rely on these sales representatives to provide customer contacts and market our products directly to our global customer base. Our sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. Our ability to increase our net sales in the future will depend in large part on our success in developing and maintaining relationships with these representatives. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with these sales representatives and any failure of our sales representatives to effectively market our products could harm our business, financial condition and results of operations.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

There currently is a worldwide shortage of the raw materials and components used in the fabrication of flexible printed circuits. Our customers require that we use raw materials and components that have been pre-qualified by them, which limits further the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms.

Given the rapid increase in demand for flexible printed circuits, a worldwide shortage for these materials exists. This shortage has required that we qualify an additional supplier in order to maintain the delivery of our largest production run. Historically, we have experienced component delays of one to ten days, which we have managed by expediting our production schedules, resulting in insignificant delays to our customers. We may not be successful in the future in managing any shortage of raw materials or components that we may experience.

We purchase substantially all of our materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co. and Rogers Corporation. Currently, Dupont, Molex Inc., Supertex, Inc. and JST Components PTE. LTD are our largest component suppliers.

We face business, political, regulatory, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our primary manufacturing facilities are located in China. Although our headquarters are located in California, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	disruptions or shortages in electricity supply; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and expect to continue to experience insufficient power supplies in the foreseeable future, particularly during the summer months, which coincide with our fourth quarter. Power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders.

China’s legal system embodies uncertainties that could harm our business operations.

Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

Our activities in China will be subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Failure to obtain the requisite governmental approval for any of our activities could impede our ability to operate our business or increase our expenses.

We may not address successfully problems encountered in connection with any future acquisitions.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

We may have difficulty managing any growth that we might experience.

If we continue to experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our future success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls; and

•	managing operations in multiple locations and multiple time zones.

In addition, we will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We currently are evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all, and it is possible that WBL Corporation may not approve of any financing we may seek to complete, which could affect whether we are able to complete such a transaction. In addition, the terms of the WBL Corporation bond issue, which prohibits principal subsidiaries of WBL Corporation from granting any security interest with respect to any of their assets, could raise a conflict of interest between us and WBL Corporation if we needed to raise funds in a financing that involved a pledge of our assets. It is possible that, based upon this conflict, our board of directors could decide against such a financing. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	interest rates.

If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net sales, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business.

We are subject to the risk of increased income taxes in China.

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday for our first manufacturing facility in China, MFC 1, will expire at December 31, 2004. For the fiscal years ended September 30, 2001, 2002 and 2003, we realized tax savings of $364,000, $268,000 and $258,000 for our operations in China related to MFC 1. We are in the process of an audit of our tax holiday for MFC 1 by the relevant taxing authorities in China. Upon completion of this audit, we may be required to pay increased taxes and penalties.

We also have obtained a tax holiday for our new manufacturing facility in China, MFC 2, that allows for tax-free operation for the first five years (beginning in the first year of profitability) followed by five years of operation at a reduced rate of income tax equal to 12%. However, this tax holiday may be challenged, modified or even eliminated by taxing authorities or changes in law. We cannot determine with certainty the amount of tax savings we will realize, if any, as a result of this tax holiday.

In February 2004, China’s deputy finance minister announced that the Chinese government plans to unify the tax code for domestic and foreign companies by as early as 2006, thereby eliminating the current tax holidays. The new rate is expected to be between 24% and 26% and is expected to treat domestic and foreign entities equally. The exact timing and nature of the changes to China’s tax code are unknown at this time. Without the benefit of the tax holiday for our China operations, our net income in prior periods would have been reduced and net income in future periods will be reduced.

Our bank facilities contain restrictive covenants that, if not satisfied or waived, could impact our ability to borrow money under these facilities and could result in acceleration of our debt obligations under these facilities that may be outstanding from time to time.

Our failure to comply with restrictive covenants in our bank facilities could result in an event of default which, if not satisfied or waived, could preclude us from borrowing money under one or more of these facilities or may result in us being required to repay any borrowings we may have under our facilities from time to time. If we were unable to borrow under these facilities to finance our operations or we were unable to refinance borrowings under our facilities that may come due, our financial condition and results of operations could be harmed.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

We primarily rely on trade secrets relating to our manufacturing processes to protect our proprietary rights. Our efforts to protect our intellectual property may not be effective and may be challenged by third parties. In addition, other parties may independently develop similar or competing technologies. We compete in industries with rapid development and technological innovation. If we fail to protect our proprietary rights adequately, our competitors could offer similar products using processes or technologies developed by us and thereby potentially harm our competitive position and our financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights.

From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. Any intellectual property lawsuit, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert our management from normal business operations. Adverse determinations in litigation could subject us to significant liability and could result in the loss of our proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. In addition, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. If we fail to develop a non-infringing technology on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

Complying with environmental laws and regulations may increase our costs and reduce our profitability.

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies. A significant part of our manufacturing operations is located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any changes in such regulations and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities in China could be substantial.

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $121,000 of restricted cash for the fiscal year ended September 30, 2003 and for the nine months ended June 30, 2004, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

In the event of a violation, we may be required to halt one or more segments of our operations until such violation is cured. Although we attempt to operate in compliance with all applicable environmental laws and regulations, we may not succeed in this effort at all times. The costs of remedying violations or resolving enforcement actions that might be initiated by governmental authorities could be substantial. Any remediation of environmental contamination would involve substantial expense that could harm our results of operations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our operations may be subject or the manner in which existing or future laws will be administered or interpreted. Future regulations may be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations could be significant.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate due to the factors discussed in this section and elsewhere in our SEC filings. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, the stock market in general, and The Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing manufacturing processes and costs and the degree to which we are able to utilize our available manufacturing capacity. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of July 31, 2004 we have 23,257,835 shares of common stock outstanding and 1,783,305 shares subject to unexercised options that are fully vested. Of these shares,

•	6,318,595 shares are eligible for resale ; and

•	18,722,545 shares will be available for sale December 23, 2004 (i.e., following the expiration of lock-up agreements the underwriters entered into with the holders of our common stock in connection with our initial public offering), subject to certain volume limitations.

Any or all of the shares subject to the lock-up agreements may be released prior to expiration of the lock-up period at the discretion of Needham & Company, Inc. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the establishment of a classified board of directors requiring that not all directors be elected at one time;

•	a majority of our directors are required to be independent;

•	the ability of our board of directors to increase or decrease the size of our board of directors without stockholder approval;

•	the ability of our board of directors to fill vacancies on the board of directors created by the death, resignation or incapacity of a director or the enlargement of the board of directors without stockholder approval;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, which rights could be senior to those of common stock;

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent; and

•	so long as a single or related group of stockholders own at least one-third of our outstanding common stock, a transaction between us and any person or entity in which such stockholder or stockholders have a material interest, if required under applicable federal and state law and/or Nasdaq rules to be approved by our stockholders, will require approval of a majority of the outstanding shares not held by such interested stockholders present in person or by proxy at the meeting of stockholders held with respect to such transaction.

In addition, because we reincorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2004, we had $16.0, $4.4 and $2.0 million outstanding under our loan agreements with NLG, SPDB and BC, respectively. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $114.6 million, or 89%, of total shipments to these foreign manufacturers for fiscal 2003 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been 8.3 RMB per U.S. Dollar for the fiscal year ended September 30, 2003 and the nine months ended June 30, 2004. Transactions in RMB represent approximately 32% of total revenues from foreign customers for the period ended June 30, 2004. We generally do not consider it necessary to hedge against currency risk, as a significant portion or our expenses are denominated in RMB, providing a natural hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Effective June 4, 2004, we changed our state of incorporation from California to Delaware. This was accomplished through a merger of Multi-Fineline Elextronix, Inc., a California corporation (the “California Corporation”) into its wholly owned Delaware subsidiary of the same name (the “Delaware Corporation”) (the “Reincorporation”). As a result of the Reincorporation, each outstanding share of the California Corporation’s common stock, no par value, was automatically converted into 15 shares of the Delaware Corporation’s common stock, par value $0.0001 per share.

We reincorporated because our Board of Directors and management believe that it is essential to be able to rely upon well established principles of corporate governance in making legal and business decisions. The Delaware courts have considerable expertise in dealing with corporate issues, and a substantial body of case law has developed construing Delaware law and establishing public policies with respect to corporate legal affairs. We believe that stockholders will benefit from the prominence and predictability of Delaware corporate law and from the well established principles of corporate governance that Delaware law affords, both of which provide a reliable foundation on which our governance decisions can be based.

While both California law and Delaware law permit a corporation to include a provision in its corporate charter that reduces or eliminates the monetary liability of directors for breaches of fiduciary duty in certain circumstances, we believe that, in general, Delaware law provides greater protection than California law, and that Delaware case law regarding a corporation’s ability to limit director liability is more developed and provides more guidance than California law. The increasing frequency of claims and litigation directed against officers and directors has greatly expanded the risks facing them in exercising their respective duties, and the amount of time and money required to respond to these claims and to defend this type of litigation can be substantial. We want to reduce these risks to our officers and directors and limit situations in which monetary damages can be recovered against directors so that we may continue to attract and retain qualified officers and directors who otherwise might be unwilling to serve because of the risks involved.

(d) We registered 5,566,508 shares of our common stock in connection with our initial public offering (“IPO”) under the Securities Act of 1933 (5,000,000 for us and 566,508 for our selling stockholders). The Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended (Reg. No. 333-114510), for the IPO effective on June 24, 2004. The underwriters of the offering were Needham & Company, Inc., Robert W. Baird & Co. and Wells Fargo Securities, LLC.

The offering commenced June 25, 2004, and as of the date of the filing of this Quarterly Report, the offering has terminated and all 5,566,508 shares of common stock that we registered were sold at the IPO price per share of $10.00. The aggregate purchase price of the offering was $55.66 million ($50 million for us and $5.66 million for the selling stockholders). The net offering proceeds to us after deducting expenses were $44,600,000. We incurred total expenses in connection with the IPO of $5,408,000, which consisted of :

•	$1,848,000 in legal, accounting and printing fees;

•	$3,500,000 in underwriters’ discounts, fees and commissions; and

•	$60,000 in miscellaneous expenses.

We used $5.0 and $9.0 million of the proceeds to pay the outstanding amount of the revolving line of credit with NLG in June and July 2004, respectively. In addition, we utilized proceeds to offset expenses incurred in the IPO. We have invested the remaining net proceeds in a money market account.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with our recently completed IPO, the shareholders of the California Corporation approved the reincorporation of our company from California to Delaware, which was effected by merging the California Corporation with and into the Delaware Corporation. In connection with our reincorporation, our stockholders approved the form of Indemnification Agreement for our officers and directors. The shareholders of the California Corporation and the sole stockholder of the Delaware Corporation also approved an amendment to the Agreement and Plan of Merger to provide for the conversion of each share of the California Corporation’s common stock into 15 shares of our common stock. Subsequent to the reincorporation and merger, our stockholders approved the amendment and restatement of our Certificate of Incorporation and our bylaws and the adoption of our 2004 Stock Plan.

All of these approvals were effected by written consents of our stockholders in May and June 2004. The number of shares cast in favor of the reincorporation was 17,450,385. There were no shares cast against, or abstaining from, the vote with respect to the reincorporation. The number of shares cast in favor of the approval of the Indemnification Agreement was 1,960,980, which represented 69% of the shares held by disinterested stockholders with respect to the Indemnification Agreement. There were no shares cast against, and 33,390 shares abstaining from, the vote with respect to the Indemnification Agreement. The number of share cast by the California Corporation’s shareholders in favor of the amendment to the Agreement and Plan of Merger was 14,817,045. There were no shares cast against, and no shares abstaining from, the vote with respect to the amendment to the Agreement and Plan of Merger.

The number of votes cast in favor of the amendment of our certificate of incorporation and bylaws was 14,817,045. There were no votes cast against, or abstaining from, the vote with respect to the amendment of our certificate of incorporation and bylaws. The number of votes in favor of the adoption of our 2004 Stock Plan was 14,817,045. There were no votes cast against, or abstaining from the vote with respect to the approval of our 2004 Stock Plan.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors

10.2*	1994 Stock Plan of the Registrant, as amended

10.3*	2004 Stock Incentive Plan of the Registrant

10.4*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited

10.5*	Advisor Consulting Agreement dated April 12, 2004 by and between the Registrant and David Hsu, M.D.

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favour of Norddeutsche Landesbank Girozentrale, Singapore Branch

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Multi-Fineline Electronix, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 13, 2004	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.2*	1994 Stock Plan of the Registrant, as amended.

10.3*	2004 Stock Incentive Plan of the Registrant.

10.4 *	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited.

10.5*	Advisor Consulting Agreement dated April 12, 2004 by and between the Registrant and David Hsu, M.D.

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China.

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank.

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale.

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates.

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favour of Norddeutsche Landesbank Girozentrale, Singapore Branch

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.