Form 10-K
period 2004-09-30
MULTI FINELINE ELECTRONIX INC
filed 2004-12-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-50812

MULTI-FINELINE ELECTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3947402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3140 East Coronado Street, Suite A

Anaheim, California 92806

(Address of principal executive offices, Zip code)

(714) 238-1488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ National Market on December 1, 2004) was $286,338,543. The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter (March 31, 2004). Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of December 1, 2004 was 23,264,835.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders expected to be held on February 2, 2005.

Multi-Fineline Electronix, Inc.

i

Part. I

Item 1.    Business

Overview

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, the benefits of our China operations, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, the impact of competition and of technological advances, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that has the ability to offer a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. We provide our solutions to original equipment manufacturers, or OEMs, such as Motorola, Inc., Symbol Technologies, Inc. and EMC Corporation, to electronic manufacturing services, or EMS, providers such as Foxconn Electronics, Inc. and Flextronics International Ltd. and to display manufacturers such as Koninklijke Philips Electronics NV, Hosiden F.D. Corporation, Sharp Electronics Corporation and Optrex Corporation Japan.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us” and “M-Flex” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries, Multi-Fineline Electronix (Suzhou) Co., Ltd., or MFC1, and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., or MFC2, except where it is made clear that the term means only the parent company.

Industry Background

We believe that the global market for flexible printed circuits will continue to grow over the coming years as consumers continue to demand smaller, more functional devices. Given inherent design and cost advantages of flexible printed circuits, they quickly are becoming a favored solution for electronics manufacturers who are striving to increase the features and functionality of electronic devices while reducing the size, shape and weight of such devices. Asia is the largest and fastest growing market for flexible printed circuits largely because of two trends that occurred in the early 1990s—the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities in the United States to Asian countries.

Historically, electronics manufacturers have relied upon rigid printed circuit boards to provide the electrical interconnections between the components in electronics devices. Rigid printed circuit boards consist of a board that contains multiple transistors, microprocessors and other components that are connected by copper wires embedded on the circuit board. Given that the rigid printed circuit boards cannot bend or twist, they inherently limit the design options available to engineers. For example, in order to design and build “flip-phone” style mobile phones, engineers had to create a method to connect the rigid printed circuit board in the base of the phone with the rigid printed circuit board in the screen. Copper wires could not be used because they are subject to failure as a result of stress from the constant bending and flexing of the wires; therefore, design engineers had to look to new materials to provide a means of electrical interconnection between the various components of the device.

To address this need, companies such as M-Flex began to design flexible printed circuits and flexible printed circuits containing components, which we refer to as component assemblies, to serve as electrical interconnections. These flexible printed circuits can twist, bend and flex in a device with less risk of failure while connecting the components of the device. In addition to these functionality advantages, flexible printed circuits and component assemblies enable OEMs, EMS providers and display manufacturers to design and construct modular components that can be incorporated into the final product, which in turn reduces the complexity of the assembly of the final product and manufacturing costs and facilitates human interaction with the electronic device. As a result, manufacturers can reduce the number of assembly operations required for a product and improve the efficiency of their supply chains.

We believe that the overall market for flexible printed circuits and component assemblies is poised for substantial growth over the next several years as a result of favorable technological and market developments, including:

•	Miniaturization, Portability and Complexity of Electronic Devices. As electronic devices become more powerful, complex and compact, product size becomes a principal design limitation. From an engineering standpoint, flexible printed circuits possess enhanced heat dissipation properties because they are thinner than rigid printed circuit boards, provide higher signal integrity interconnection and enable faster operating speeds because the components can be placed closer together and can serve as a medium for analog and digital devices. As a result, the electronics industry has relied increasingly upon flexible printed circuits and component assemblies. For example, the placement of chips and liquid crystal displays directly on the flexible printed circuit enables OEMs to increase functionality and improve packaging characteristics while managing time-to-market for their products in an overall cost-effective manner. Moreover, as electronics companies develop increased functionality for semiconductors, the traditional packaging and mounting technologies are becoming more obsolete. For example, designs of electronics devices that incorporate camera modules require the performance and flexibility characteristics offered by flexible printed circuits.

•	Outsourcing. Electronics companies increasingly are relying upon outsourcing to technically qualified, strategically located manufacturing partners that provide integrated, end-to-end flexible printed circuit and component assembly solutions comprised of design and application engineering, prototyping and competitive high-volume production services. By employing these end-to-end manufacturers, electronics companies are able to reduce time-to-market, avoid product delays, reduce manufacturing costs, avoid logistical problems and focus on their core competencies.

•	Expanding Markets and Flexible Component Demand. The global demand for wireless communication products and the complexity of wireless devices, including those supporting products with digital cameras and personal digital assistants, increasingly are driving the demand for more complex flexible printed circuits and component assemblies. Electronics companies have discovered that they can increase the functionality of flexible printed circuits and reduce the number of required interconnects by mounting components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits and optical sensors, to the flexible printed circuits. While the wireless telecommunications industry in general is expanding rapidly, we believe that the number of flexible printed circuits and component assemblies incorporated into these wireless devices will grow even more rapidly, requiring significantly more flexible components per device than have been used in previous-generation wireless applications.

An example of an industry where demand for flexible printed circuits and component assemblies is increasing rapidly is mobile phones and smart mobile devices. While the mobile phone and smart mobile device industry in general is expanding rapidly, the number of flexible printed circuits and component assemblies incorporated into these mobile devices is growing even more rapidly. For example, the number of circuit layers per part that we manufactured increased 23% for fiscal year 2004 as compared to fiscal year 2003. We expect that this number will continue to increase as OEMs, such as Motorola, strive to increase the features and functionality and reduce the size, shape and weight of such devices in response to consumer demand.

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe our competitive strengths include:

•	Our Seamless and Efficient End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider for their flexible printed circuit requirements, our customers can benefit from opportunities for more robust product designs and process optimization during the development phase. This, in turn, frequently leads to production cost savings and quicker time-to-market. Our operations in the United States and China each possess the expertise and capabilities to provide a seamless, integrated end-to-end solution that provides our customers with the ability to leverage any one or more of our facilities to meet their global requirements.

•	Our Design and Application Engineering Expertise Supports Our Strong Customer Relationships. Our expertise in designing and manufacturing flexible printed circuits and component assemblies has enabled us to become a partner to our customers at the earliest stages of product development. We employ our design and application engineers as part of our sales process; therefore, our customers rely on us to assist them in the early design phase of their products. Early design participation enables us to gain intricate knowledge of our customers’ products and thereby provide value-added engineering support to them. Early design participation also enables our customers to achieve lower production costs through better product design and utilization of our flexible printed circuit assembly expertise. In addition, this process fosters strong relationships with our customers, often resulting in their reliance on our products and engineering support for the life of the specific application and subsequent generations of similar applications. We believe these strong customer relationships with leading OEMs represent entry barriers for our competitors.

•

Our Manufacturing Capabilities.    We maintain manufacturing facilities in the United States and China. Our U.S. operations provide design and application engineering and manufacturing, while our Chinese operations are organized to duplicate the processes and tooling designed in the United States for automation while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. We also are continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, shorten our customers’ supply chains and lower the overall costs of our products. Furthermore, the capital equipment addition at our second manufacturing facility in China, MFC2, which we expect to be completed in January 2005, will increase substantially our manufacturing capacities in China and enable us to take on additional high-volume manufacturing programs. While we believe our Chinese manufacturing facilities benefit the company, they do subject us to additional risks inherent in international business, including those detailed on pages 30 to 33 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

•	Our Forward Integration in the Value Chain. We have implemented a strategy of forward integration focusing on the value-added services that we provide to our customers—design and application engineering and component assembly—rather than only concentrating on acquiring the capabilities to produce the materials used to manufacture flexible printed circuits. By employing suppliers to provide us with raw materials, we have avoided unnecessary capital equipment and research and development costs and have focused more intensely on the integral steps in the manufacturing process, from design and prototyping to high-volume manufacturing and component assembly. The result of this strategy has been superior design and application engineering expertise, strong customer relationships and sequential net sales growth.

•	Our Management Experience and Expertise. All of our executive officers have been with us for between 12 and 18 years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs, responding to the trend of OEM outsourcing, identifying China’s manufacturing capabilities, creating a seamless, integrated end-to-end solution in each of our U.S. and Chinese operations to serve the needs of multinational OEMs, EMS providers and display manufacturers and adopting a forward integration strategy in order to focus on the engineering and assembly needs of our customers.

Business Strategy

Our objective is to continue to expand our product offering to become a global provider of electronic products packaging technology and manufacturing by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies as the essential ingredients. To achieve our objective, we intend to pursue the following strategies:

•	Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, material acquisition, component assembly and testing. In addition, we intend to leverage our value-added services—design and application engineering and turnkey component assembly—to help solve our customers’ product design challenges and to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By focusing on customers’ product applications and providing them with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that we can continue to grow our market share by eliminating the need of our customers to negotiate with multiple vendors and reducing the time-to-market for their products.

•

Support the Development of Applications for Flexible Printed Circuit Technology in New Markets.    We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend towards miniaturization will continue to drive the growth of flexible printed circuits in many industries that we currently do not serve. To address these new market opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry where size, shape and weight are primary drivers of product development.

•	Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets, penetrating new markets and partnering with customers in the early stage design of their products, we will continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture additional market share in the sectors we serve and attract companies from other markets of the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•	Diversify Our End Customers. We primarily serve the wireless telecommunications sector. We plan to leverage our internal sales force comprised entirely of design and application engineers with our existing outside non-exclusive sales representatives to attract new customers in the wireless telecommunications sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies.

•	Increase Manufacturing Capacity and Capabilities. We intend to continue to improve our manufacturing capabilities and cost reduction efforts through increased integration of our engineering and manufacturing facilities in the United States and China. When our new capital expansion at MFC2 is complete, we will increase substantially our manufacturing capacity and still possess additional land for future expansion of MFC2. In addition, MFC2 has been specifically designed and equipped for fine-line programs, which are flexible printed circuits with smaller features and a high density of components and interconnection. Fine-line programming allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

Products

Our design and application engineering expertise enable us to offer flexible printed circuit and value-added component assembly solutions for a wide range of electronic applications. We offer products in a broad range of markets, including mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. Representative OEM customers and their end products that incorporate our flexible printed circuit products include the following:

OEM Customer	Product Category	Representative Application
Motorola, Inc.	Mobile phone and smart mobile devices	Keypad, camera, hinge and display flexible printed circuit component assemblies

Symbol Technologies Inc.	Bar code scanners	Rotating scanner flexible printed circuit component assemblies

palmOne, Inc.	Personal digital assistants	Communicator flexible printed circuit component assemblies

Tyco Amp and Power Systems	Power supplies	Transformer and computer chip connector flexible printed circuits

Research In Motion Ltd.	Smart mobile devices	Track wheel flexible printed circuit component assemblies

Masimo Corporation	Blood oxygen sensor	Disposable flexible printed circuit contained in bandage

Flexible Printed Circuits.    Flexible printed circuits, which consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We produce a wide range of flexible printed circuits, including single-sided, double-sided, multi-layer (with and without gaps between layers) and rigid-flex. Single-sided flexible printed circuits, which have an etched conductive pattern on one side of the substrate, are normally less costly and more flexible than double-sided flexible printed circuits because their construction consists of a single patterned conductor layer. Double-sided flexible printed circuits, which have conductive patterns or materials on both sides of the substrate that are interconnected by a drilled or copper-plated hole, can provide either more functionality than a single-sided flexible printed circuit by containing conductive patterns on both sides or greater shielding of components against electromagnetic interference than a single-sided flexible printed circuit by covering one side of the circuit with a shielding material rather than a circuit pattern. Multi-layer and rigid-flex printed circuits, which consist of layers of circuitry that are stacked and then laminated, are used where the complexity of the design demands multiple layers of flexible printed circuitry. If some of the layers of circuitry are rigid printed circuit material, the product is known as a rigid-flex printed circuit. Gapped flexible printed circuits, which consist of layers of circuitry that are stacked and separated in some parts of the circuit and laminated in other parts of the circuit, are used where the complexity of the design demands multiple layers of flexible printed circuitry but the flexibility of a single-sided flexible printed circuit in some parts of the circuit.

Flexible Printed Circuit Assemblies.    Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits, cameras and optical sensors, to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures to protect the flex-to-connector interface. Connector selection is also important in determining the signal integrity of the overall assembly—a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from passive components to computing devices.

Customers

Our customers include leading OEMs, EMS providers and display manufacturers in a variety of sectors of the electronics industry. These sectors include mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which results frequently in the customer placing our product designs on the customers’ design specifications and enhances our likelihood of becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider, or sole provider, to an OEM for a high-volume program enables us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers and display manufacturers to purchase our products to be incorporated into the OEM’s product. EMS providers and display manufacturers that we sell to include Foxconn, Flextronics, Philips, Hosiden, Optrex and Sharp Electronics. Our relationships with EMS providers and display manufacturers normally are directed by the OEMs; therefore, it is the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers and display manufacturers. For the past several years, Motorola and its subcontractors have been our largest customers. In the fiscal years ended September 30, 2004, 2003 and 2002, we sold products to be incorporated into Motorola’s products to 40, 35 and 32 Motorola subcontractors, which aggregated 80%, 71% and 70% of our net sales (including direct sales to Motorola).

Several subcontractors of Motorola also constitute significant customers of the company. In the fiscal year ended September 30, 2004, sales to Hosiden and its affiliates, Optrex and its affiliates and Philips and its affiliates accounted for 11%, 10% and 7% of our net sales. In the fiscal year ended September 30, 2003, sales to Hosiden and its affiliates, Optrex and its affiliates and Philips and its affiliates accounted for 14%, 12% and 21% of our net sales. In the fiscal year ended September 30, 2002, sales to Hosiden and its affiliates, Optrex and its affiliates and Philips and its affiliates accounted for 14%, 7% and 24% of our net sales.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our product. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that generally experience their highest sales activity during the calendar year-end holiday season; therefore, we typically experience a decline in our second quarter sales as this holiday period ends. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities in the United States and China enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2004, we derived 13% of our net sales in North America and 83% of our net sales outside the United States. For the fiscal year ended September 30, 2003, we derived 22% of our net sales in North America and 78% of our net sales outside the United States. For the fiscal year ended September 30, 2002, we derived 29% of our net sales in North America and 71% of our net sales outside the United States.

For the fiscal year ended September 30, 2004, 16% of our net sales were attributed to Hong Kong, 46% of our net sales were attributed to China, 11% of our net sales were attributable to Japan, and 13% of our net sales were attributed to North America. For the fiscal year ended September 30, 2003, 18% of our net sales were attributable to Hong Kong, 33% of our net sales were attributable to China, 13% of our net sales were attributable to Japan, and 22% of our net sales were attributable to North America. For the fiscal year ended September 30, 2002, 16% of our net sales were attributable to Hong Kong, 37% of our net sales were attributable to China and 29% of our net sales were attributable to North America.

For the fiscal years ended September 30, 2004, 2003 and 2002, we had long-lived assets of $17.9 million, $17.9 million and $7.5 million, respectively, in the United States and $46 million, $30.3 million and $16.4 million, respectively, in China.

Sales and Marketing

We sell our products primarily through our in-house design and application engineers, who meet regularly with our customers and potential customers to assist in the initial design of the proposed products and to provide suggestions on how our flexible printed circuit solutions can enhance product design. By utilizing market and product teams in each sector of the electronics industry that we target, we have successfully expanded our market penetration by leveraging our design and application engineers within each of these teams. In particular, these engineers apply the principal of concurrent engineering to our customers’ engineers in the early phases of the product development cycle.

We engage the services of 18 non-exclusive sales representatives to interact with customers and potential customers on our behalf. Thirteen of these sales representatives are located throughout the United States. We also have one sales representative in each of Canada, Europe, Japan, Korea and Taiwan. We rely on these sales representatives to initiate contact with potential customers and provide leads to our internal sales and marketing teams, as well as to create, build and maintain our customer relationships and assist in the resolution of contractual disputes.

As of September 30, 2004, our backlog, which constitutes customer orders placed with us but not yet shipped, believed to be firm was $90.9 million. We expect to ship this entire backlog during the current fiscal year. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog. Our current backlog also is not indicative of our future operating results. As of September 30, 2003, our backlog believed to be firm was $50.2 million.

Technology

We are a global provider of single, double-sided, multi-layer and gapped flexible printed circuit technology and component assemblies. Our process technology includes proprietary processes and chemical recipes, which coupled with our design expertise, unique customized fixtures and tooling and manufacturing experience, enables us to deliver high unit volumes of complex flexible printed circuits and component assemblies at cost-effective yields.

Design Technology.    The flexible printed circuits we manufacture are designed specifically for each application, frequently requiring significant joint design activities with the customer at the start of a project. We have developed design methodologies that solve difficult interconnection problems and save our customers time and money. We design and mass produce flexible printed circuits that range from single-sided circuits to more complex double-sided, multi-layer (with and without gaps between layers) and rigid-flex. We continually are investing in and improving our computer-based design tools to more quickly design new flexible printed circuits, enhance cooperative design and communication with our customers and more closely integrate design and application engineering to our prototyping and manufacturing process.

Circuit Fabrication Technology.    We have extensive experience producing fine-line flexible printed circuits and have developed manufacturing processes that are designed to deliver high-unit volumes at cost-effective yields. In the flexible printed circuit industry, fine-line flexible printed circuits are easier to construct as the thickness of the copper decreases; however, as the thickness of the copper decreases, the cost of fabrication increases. We have developed a manufacturing process to pattern plate in selective regions of the circuitry pattern, such as around the holes used to connect the two sides of a double-sided flexible printed circuit. In addition, the normal manufacturing technology, by itself, has been improved with new equipment which enables thicker, less expensive copper to be etched down precisely enough to form fine-line circuitry. The combination of these two processes allows us to achieve finer patterns without a substantial increase in costs and with acceptable yields.

In addition to fine-line techniques, we have developed a proprietary process using ultraviolet lasers to drill 0.003 inch diameter holes, known as micro-vias, for the connection of circuits on the reverse side of the substrate. The combination of the fine-lines and micro-vias are part of the new high density interconnect technology that is one of our primary marketing and engineering competitive strengths.

Component Assembly and Test Technology.    Our component assembly and test technology involve the arrangement of the circuits on a panel to minimize material waste and facilitate requirements for component assembly, such as placing tooling holes, optical locators for vision-based machines, test points and pre-cut zones to allow part removal without compromising the integrity of the components. We assemble passive electrical and various mechanical components, including capacitors, resistors, integrated circuits, connectors, stiffeners, diodes and other devices to flexible printed circuits. We also perform advanced assembly of integrated circuit devices, as well as the functional testing of these flexible printed circuit component assemblies. Assembling these components directly onto the flexible printed circuit increases performance and reduces space, weight and cost.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. Our intellectual property relates to proprietary processes and know-how covering methods of designing and manufacturing flexible printed circuits and attaching components. We regularly require our employees to enter into confidentiality agreements and assignment of invention agreements to protect our intellectual property. In addition, we consider filing patents on our inventions that are significant to our business, although none of our existing patents or patent applications pertain to inventions that are significant to our current business. We also pursue trademarks where applicable and necessary.

In the future, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our design and manufacturing processes do not infringe the intellectual property rights of any third party; however, we cannot assure you that we will prevail in any intellectual property dispute.

Suppliers

We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources, including E.I. DuPont de Nemours & Co., Rogers Corporation, Molex Inc. and Supertex, Inc. For components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

Competition

The flexible printed circuit market is competitive with a variety of large and small companies offering design and manufacturing services. The flexible printed circuit market is differentiated by customers, applications and geography, with each niche requiring specific combinations of complex packaging and interconnection. We believe that our ability to offer an integrated, end-to-end flexible printed circuit solution has enabled us to compete favorably with respect to design capabilities; product performance, reliability and consistency; price; customer support and application support; and resources, equipment and expertise in component assembly on flexible printed circuits.

We compete on a global level with a number of leading Japanese providers, such as Nippon Mektron, Nitto Denko Corporation and Fujikura Ltd., and with domestic providers, such as Innovex, Inc., Sheldahl, Inc. and Parlex Corporation. Also, we expect more competition from emerging flexible printed circuit assembly producers in Taiwan, South Korea and China. We are aware of at least 20 companies in Asia with which we compete, and we expect others to enter the market in this region because of government subsidies and lower labor rates available there. We also compete with MFS Technology Ltd., or MFS, which is a subsidiary of WBL Corporation Limited, or WBL Corporation, located in Singapore. WBL Corporation owns 64% of our outstanding common stock.

We believe that our technology leadership and capabilities in designing and manufacturing flexible printed circuits have enabled us to build strong partnerships and customer relationships with many companies. We believe that customers typically rely upon one or two vendors’ designs for the life of specific applications and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer for any application once a different vendor has been selected to design and manufacture a specific flexible printed circuit. This market paradigm may provide a barrier to our competitors in the markets in which we compete; however, it may also present an obstacle to our entry into other markets. Any expansion of existing products or services could expose us to new competition.

Employees

As of October 31, 2004, we employed approximately 6,170 full-time employees and 453 contract employees, including 597 full-time employees and 10 contract employees in the United States and 5,573 full-time employees and 443 contract employees in China. We have never had a work stoppage. We consider our employee relations to be good.

We do not have employment agreements with any of our executive officers. We have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

In addition, we believe that less than ten of our employees in China have formed a trade union committee and thereafter proposed that we enter into a collective bargaining agreement. At this time, we are not a party to, nor do we intend to enter into, a collective bargaining agreement with these or our other employees at MFC1 or any of our other China operations. We are not aware that the committee represents any employee other than the employees who actually are members of the committee. We presently do not believe that we will experience any material harm to our business if we do not enter into a collective bargaining agreement.

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in the United States and China. As of September 30, 2004 and 2003, we reserved $122,000 and $121,000 of restricted cash, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities; otherwise, our review of our facilities suggests that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures geared toward minimizing the negative impacts and reducing potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal years 2005 or 2006.

Item 2.    Properties

Our corporate headquarters are located in Anaheim, California and our manufacturing facilities are located in Anaheim, California and Suzhou, China, as follows:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, engineering and circuit fabrication and assembly	Anaheim, California	Owned—105,000 Leased—57,000*	N/A December 2004 to September 2006

MFC1—Engineering, circuit fabrication and assembly	Suzhou, China	88,000 105,600	March 2005 to August 2005 2043**

MFC2—Engineering, circuit fabrication and assembly	Suzhou, China	285,000*** Temporary lease—32,300	2052 September 2005

*	We have 16 leases relating to this space, which range in terms from one to three years and range in size from approximately 1,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms.

**	We have several other parcels that have long-term land leases expiring beyond 2043. Under the terms of these leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on these long-term land leases other than payments of real estate taxes.

***	Our long-term land lease for MFC2 includes an additional 65,000 square feet of land that we have reserved for future expansion of our manufacturing operations. Under the terms of this lease, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on this long-term land lease other than payments of real estate taxes to local Chinese governmental authorities.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3.    Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business; however, we are currently not a party to any material legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of November 30, 2004:

Name	Age	Position(s)
Philip A. Harding	72	Chief Executive Officer and Chairman of the Board of Directors
Reza Meshgin	41	President and Chief Operating Officer
Craig Riedel	48	Chief Financial Officer and Secretary
Thomas Lee	45	Vice President of Operations
Charles Tapscott	62	Vice President of Sales and Marketing

Philip A. Harding has served as our Chief Executive Officer since January 1988 and as a director since September 1988. In December 2003, Mr. Harding assumed the position of Chairman of the board of directors. Prior to joining us, Mr. Harding served as the Chief Executive Officer of Weltec Digital Corporation from 1984 to 1987. From 1981 to 1984, Mr. Harding served as the President of the Remex Division of Excello Corporation after joining Excello in 1979 as the Vice President of Engineering. Prior to joining Excello, Mr. Harding served as the General Manager of the Commercial Systems Division of Electronic Memories and Magnetics Corporation from 1973 to 1979. Each of these companies manufactured computer peripherals and components. From February 1988 to March 2004, Mr. Harding served as Chief Executive Officer of Wearnes Hollingsworth Corporation, an electronic connector company and a member of the WBL Corporation group of companies. Mr. Harding also served as Chairman of the board of directors of Advanced Logic Research, Inc., a former member of the WBL Corporation group of companies, from October 1985 to March 1988. Mr. Harding also served as a member of the board of directors of MFS, a member of the WBL Corporation group of companies, from October 1994 to September 2000. Mr. Harding holds a B.S.E.E. from Cooper Union College and an M.S. from Columbia University.

Reza Meshgin joined us in June 1989 and has served as Engineering Supervisor, Application Engineering Manager, Director of Engineering and Telecommunications Division Manager. Prior to assuming his current position as President and Chief Operating Officer in January 2004, Mr. Meshgin served as Vice President and General Manager from May 2002 through December 2003. Mr. Meshgin holds a B.S. in electrical engineering from Wichita State University and an M.B.A. from University of California at Irvine.

Craig Riedel has served as our Chief Financial Officer and Secretary since November 1992. Mr. Riedel served as the Chief Financial Officer of Wearnes Hollingsworth Corporation from 1998 until March 2004. From 1986 to 1992, Mr. Riedel served in various positions, including Controller, for Interconnection Products, Inc., a member of the WBL Corporation group of companies. Prior to joining Interconnection, Mr. Riedel held various finance positions from 1981 to 1986 and served as an accountant with Deloitte Haskins & Sells (now Deloitte & Touche LLP), most recently as Audit Senior, from 1978 to 1981. Mr. Riedel holds an AA.S. in financial services and a B.S. in business administration from Lake Erie College.

Thomas Lee joined us in October 1986 as the Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Since May 2002, Mr. Lee has served as our Vice President of Operations. Prior to joining us, Mr. Lee served as a mechanical engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in mechanical engineering from the Rangoon Institute of Technology in Burma.

Charles Tapscott joined us in November 1994 as Director of Business Development and has served as our Vice President of Sales and Marketing since January 2002. Prior to joining us, Mr. Tapscott served as Vice President of Marketing at Targ-It-Tronics, Inc. from July 1990 to November 1994. Prior to Targ-It-Tronics, Mr. Tapscott served in various positions at Harris Corporation supporting the development of defense-based communications from June 1966 to July 1990. Mr. Tapscott holds a B.S.I.E., with a minor in electrical engineering, from the University of Florida.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.0001 (“Common Stock”) is traded on the NASDAQ National Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales closing prices for the Common Stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2004
	High	Low
Third Quarter	$10.04	$10.00
Fourth Quarter	10.50	6.90

Stockholders of record on October 31, 2004 numbered approximately 61. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our revolving credit facility limit our ability to pay cash dividends on our Common Stock. A description of the terms of our revolving credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and under Item 8 under Note 7.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

In September 2003, we issued to all of our stockholders rights to acquire shares of our common stock at a price of approximately $3.86 per share. In October 2003, certain of these stockholders exercised these rights to acquire an aggregate of 6,537,540 shares of common stock for aggregate consideration of $25,251,000. The issuance of these shares of common stock was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of shares of common stock represented their intention to acquire the shares for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access to information about the company through their relationship with the company.

Use of Proceeds from Registered Securities

We registered 5,566,508 shares of our Common Stock in connection with our initial public offering (“IPO”) under the Securities Act of 1933 (5,000,000 for us and 566,508 for our selling stockholders). The Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-1, as amended (Reg. No. 333-114510), for the IPO effective on June 24, 2004. The net offering proceeds to us after deducting expenses were $44,600,000. We used $21.0 million of the proceeds to pay the outstanding amount of the revolving line of credit with Norddeutsche Landesbank Girozentrale (“NLG”) through September 30, 2004. In addition, we used $2.0 million of the proceeds to pay the outstanding amount of the revolving line of credit with Bank of China (“BC”) in September 2004, and $1.0 million of the proceeds to reduce the outstanding balance of our revolving line of credit with Shanghai Pudong Development Bank (“SPDB”). We also utilized $1.9 million of the proceeds to offset expenses incurred in the IPO. We invested the remaining net proceeds in seven-day municipal securities and in a money market account.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated statements of income data as of September 30, 2004, 2003 and 2002 and selected consolidated balance sheet data as of September 30, 2004 and 2003 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data as of September 30, 2001 and 2000 and selected consolidated balance sheet data as of September 30, 2002, 2001 and 2000 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Net sales	$253,049	$129,415	$110,537	$84,640	$102,115
Operating income	$36,419	$7,707	$7,850	$7,292	$16,501
Net income	$25,706	$4,577	$4,967	$4,776	$9,649
Earnings per share:
Basic	$1.33	$0.39	$0.42	$0.41	$0.82
Diluted	$1.27	$0.38	$0.42	$0.41	$0.82
Shares used in calculating earnings per share:
Basic	19,310,044	11,720,295	11,720,295	11,720,295	11,720,295
Diluted	20,306,842	11,978,610	11,763,885	11,763,885	11,763,885
Gross margin	22.0%	17.0%	18.1%	22.0%	28.9%
Operating margin	14.4%	6.0%	7.1%	8.6%	16.2%
Selling and marketing, general and administrative expenses as a % of sales	7.6%	11.0%	11.0%	13.4%	12.7%
Net income as a % of sales	10.2%	3.5%	4.5%	5.6%	9.4%
Return on average assets (a)	17.8%	5.8%	8.9%	9.1%	23.4%
Working capital	$78,961	$17,656	$17,268	$12,963	$18,702
Current ratio	2.7	1.5	1.9	1.6	2.2
Total assets	$189,998	$98,729	$59,783	$51,966	$52,727
Cash and cash equivalents	$38,196	$5,211	$4,349	$1,336	$274
Long-term debt	—	$4,358	$—	$—	$—
Stockholders equity	$141,084	$45,486	$40,791	$35,589	$30,822
Book value per share (b)	$6.06	$3.88	$3.48	$3.04	$2.63

(a)	Return on average assets is defined as net income divided by average total assets.
(b)	Book value per share is defined as stockholders equity divided by common shares outstanding.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We offer customized flexible printed circuit applications and services ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We focus on portions of the electronics market where reduced packaging size and functionality dictate the need for flexible printed circuits and flexible printed circuit component assemblies, such as mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors.

From inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s: the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary, MFC1, to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. MFC1 provides a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In fiscal 2002, we formed a second wholly owned subsidiary in China, MFC2, to further expand our flexible printed circuit manufacturing and assembly capacity.

Net Sales

We design and manufacture our products to customer specifications. We engage the services of 18 non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Thirteen of these sales representatives are located throughout the United States. We also have one sales representative in each of Canada, Europe, Japan, Korea and Taiwan. The variety of products our customers manufacture are referred to as programs. The majority of our sales are to customers outside of the United States. Sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California facilities are denominated in U.S. Dollars. All sales from our China facilities are denominated in U.S. Dollars for sales outside China or Chinese Renminbi for sales made in China.

Cost of Sales

Cost of sales consists of four major categories: material, overhead, labor and purchased process services. Material cost relates primarily to the purchase of copper foil, polyimide substrates and electronic components. Overhead costs include all materials and facilities associated with manufacturing support, processing supplies and expenses, support personnel costs, utilities, amortization of facilities and equipment and other related costs. Labor cost represents the cost of personnel related to the manufacture of the completed product. Purchased process services relate to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements.

Sales and Marketing Expense

Sales and marketing expense includes commissions paid to sales representatives, personnel-related costs associated with our customer division support groups and expenses for overseas sales support, trade show and promotional and marketing brochures. We expect our sales and marketing expense to increase in absolute dollars as we hire additional personnel to expand our marketing efforts and pay increased sales commissions on higher net sales volumes.

General and Administrative Expense

General and administrative expense primarily consists of salaries and benefits of administrative, finance, human resources, regulatory, information services and executive personnel and other expenses related to external accounting, legal and professional expenses, business insurance, management information systems, travel and entertainment and other corporate office expenses. We anticipate that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our company and our operations as a public company.

Interest Expense, Net

Interest expense, net, consists of interest income earned on cash and cash equivalents balances and interest expense incurred on our lines of credit and loans payable.

Other (Income) Expense

Other income and expense consists primarily of income or loss on our investment in Mind Wurx LLC, or Mind Wurx. In April 2002, we agreed to provide Mind Wurx with advances to fund its operations and use of our facilities and personnel support in exchange for 15% of its equity. Due to our ability to significantly influence the operations of Mind Wurx, we accounted for this investment under the equity method of accounting. We terminated our agreements with Mind Wurx in their entirety in March 2004; however, we have retained our 15% ownership interest.

Provision for Income Taxes

We record a provision for income taxes based on the statutory rates applicable in the countries we do business, subject to any tax holiday periods granted by the respective governmental authorities. The provision for income taxes represents the income taxes payable plus the changes in deferred tax assets and liabilities.

Subsequent to our year end, The American Job Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains provisions that will replace an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer, we are determining the impact this change could have on our future income tax provision. The Act also allows us to repatriate, subject to certain restrictions, including restrictions on dividend payments by the foreign jurisdiction, our permanently reinvested foreign earnings in 2005, at an effective tax rate of 5.25%. We are still evaluating whether to take advantage of this opportunity and the potential impact on our tax provision.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to inventories, income taxes, accounts receivable allowances and warranty. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues are generated from the sale of flexible printed circuit boards, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, and when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product.

•	Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on historical usage and our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand; therefore, our estimates of the provision required for excess and obsolete inventory may increase or decrease, which we will record in the period such determination was made.

•	Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our need for a valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of any valuation allowance, we have considered taxable income in prior carryback years, future taxable income and the feasibility of tax planning initiatives. If we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, it is possible that the ultimate resolution of such issues could be significantly different than originally estimated.

•	Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based on our historical experience, our anticipation of uncollectible amounts and any specific customer collection issues that we have identified. While our credit losses historically have been within our expectations and the allowance provided, we might not continue to experience the same credit loss rates that we have in the past. The majority of our receivables are concentrated in relatively few customers; therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

•	Warranty Reserves. We provide a 60-day warranty on our products. We provide a warranty reserve for the estimated cost of product warranties at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

Results of Operations

The following table sets forth the Statement of Operations data of M-Flex expressed as a percentage of net sales for the periods indicated.

	Year Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.0	83.0	81.9

Gross profit	22.0	17.0	18.1
Sales and marketing expense	3.0	4.3	4.4
General and administrative expense	4.6	6.7	6.6

Operating income	14.4	6.0	7.1
Interest expense, net	0.2	0.3	0.1
Other (income) expense, net	0.0	0.4	0.2

Income before income taxes	14.2	5.3	6.8
Provision for income taxes	(4.0)	(1.8)	(2.3)

Net income	10.2%	3.5%	4.5%

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

Net Sales.    The increase of $123.6 million was attributable primarily to $112.7 million of increased net sales to the wireless telecommunications sector, which accounted for approximately 83% of total net sales in fiscal year 2004 versus 75% in fiscal 2003. The increased wireless sales were attributable to the increased unit volume shipped and continued transition to “flip phone” style models, which utilize flexible circuitry, and the added level of phone features, which utilize additional flex circuits and value-added components per phone. Industrial customers net sales, our second largest sector, increased by $8.6 million or 48% as compared to fiscal 2003, due to the growth of several new programs related to bar code scanners and industrial data storage devices. The personal digital assistant, network telecommunications and power transmission sectors all remained relatively unchanged from the prior year levels.

Cost of Sales and Gross Profit.    Cost of sales as a percentage of net sales decreased to 78% versus 83% in the prior year. Increases in the material cost percentage of sales were offset by favorable declines in labor and overhead cost percentages, primarily attributable to the commencement of high volume production at MFC2 during the year. The increase in material costs was due primarily to growth in net sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content, partially offset by improvements in production yields.

Gross profit increased to $55.6 million in fiscal 2004 from $22.0 million in fiscal 2003. As a percentage of sales, gross profit increased to 22% from 17% in the prior year. The increase in gross margin was primarily due to the increased benefit derived from the lower offshore cost structure and increased plant utilization, the leveraging of our fixed overhead cost structure on increased sales volume, as well as efficiency and manufacturing yield improvements on stable high volume production levels during fiscal 2004.

Sales and Marketing Expense.    Sales representatives’ commissions and other sales related expense increased to $4.1 million for fiscal 2004 from $2.5 million in fiscal 2003, an increase of 64%, primarily due to higher net sales. As a percent of net sales, commissions remained relatively unchanged at approximately 2%. Compensation and benefit expense increased to $3.5 million in fiscal 2004 from $3.1 million in fiscal 2003, an increase of 13%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense decreased to 1% in fiscal 2004 from 2% in fiscal 2003, due to the leveraging of fixed marketing expense, primarily compensation and benefits, over increased net sales. Even with our focus to continually decrease operating expenses as a percentage of sales, this may be at the lower end of our sustainable range.

General and Administrative Expense.    As a percentage of net sales, general and administrative expense decreased to 5% in fiscal 2004 from 7% in fiscal 2003. This percentage decrease was primarily attributable to leveraging of a small increase in the compensation and benefits expense, due to increased headcount, over a much larger increase in net sales. As stated above, we believe this may be at the lower end of our sustainable range.

Interest Expense, Net.    Net interest expense increased to $468,000 for fiscal 2004 from $310,000 for fiscal 2003, an increase of 51%. The increase in interest expense, net was primarily due to increased borrowings to support working capitals needs as a result of the business growth and to support the capacity expansion in MFC2. Additional interest expense was incurred on the GE Capital Asset loan as well as an interest penalty of $181,000 resulting from the early repayment of that debt in February 2004. We expect to reduce our interest expense, net amount in fiscal 2005 based on our repayment of debt with proceeds from the IPO.

Other (Income) Expense, Net.    The principal component of the other expense for fiscal 2004 and fiscal 2003 was a $250,000 and $441,000, respectively, loss from our investment in Mind Wurx.

Income Taxes.    The effective tax rate for fiscal 2004 was 28% compared to 33% for fiscal 2003. The lower effective tax rate is due primarily to foreign tax credits utilized and a higher percentage of China generated pre-tax income, which is taxed at a lower rate. We expect our overall tax rate to increase 3% to 5% in fiscal 2005 due to the expiration of the MFC1 tax holiday on December 31, 2004.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Net Sales.    Approximately $17.8 million of the increase in net sales was attributable to increased demand in the wireless telecommunications sector, which accounted for approximately 75% of net sales in fiscal 2003 versus 72% in fiscal 2002, and not to price increases as the competitive global environment has experienced limited product price increases. Improved net sales were the result of increased unit volume shipments and the transition to “flip-phone” style mobile devices that require flexible printed circuitry and added levels of phone features, which in turn require additional flexible printed circuits per phone. Sales in our industrial sector increased by approximately $2.4 million and accounted for 13% of net sales in fiscal 2003 and 14% in the prior year. These favorable trends were offset by declines in sales to our tape and disk drive customers. The personal digital assistant, network telecommunications and power transmission sectors all remained relatively unchanged from the prior year levels.

Cost of Sales and Gross Profit.    Cost of sales as a percentage of net sales increased to 83% from 82% for the prior year. Increased business volumes required facility and infrastructure expansion in both the United States and China. The need to produce a high-volume program at our Anaheim facilities that was originally intended for production in China required an increase in headcount at higher labor rates than China and resulted in additional labor costs of $1.1 million due to the higher average hourly rate. High-volume programs, which potentially involve quantities in the millions, must be competitively priced and are normally scheduled for offshore production in order to take advantage of the lower offshore cost structure. Total overhead costs increased as a result of headcount and infrastructure increases to support the additional business volumes. Total overhead compensation and benefits expense increased $3.2 million in fiscal 2003 versus the prior year due to headcount increases. Depreciation expense increased by $1.6 million as the result of increased capital expenditures for new equipment. Freight, duty and VAT expense increased $1.3 million as a result of increased transfer of product between our Anaheim and China operations. Increased manufacturing output resulted in an increase in manufacturing expenses of $872,000.

Gross profit increased to $22.0 million in fiscal 2003 from $20.0 million in the prior year. As a percentage of sales, gross profit decreased to 17% from 18% for the prior year. The decrease in gross profit percentage was caused primarily by the increased cost of component material included on the flexible circuits. The rapid growth of new Motorola programs also had an adverse impact on production yields, which increased total cost of sales and labor costs as a result of producing a high-volume fine-line program at our Anaheim facilities. Gross profit realized on the production of flexible printed circuit assemblies depends on the level of components included on the flexible printed circuit, the complexity of flexible printed circuit design, the stage in program life cycle and production yields. Production yields are expected to improve as programs reach stable production levels. We expect gross profit to increase in the second and third quarters of fiscal 2004 as production levels for newer programs reach optimum volumes and the manufacturing process stabilizes, including the transfer of programs to MFC2.

Sales and Marketing Expense.    Sales representatives’ commissions increased to $2.5 million in fiscal 2003 from $2.2 million in the prior year on the higher net sales volumes. As a percentage of net sales, commissions remained relatively unchanged at 2% in fiscal 2003 from the prior year due to lower average commission rates paid on larger high-volume programs. Compensation and benefits expense increased to $3.1 million in fiscal 2003 from $2.7 million in the prior year, primarily as a result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefits expense decreased to 2% in fiscal 2003 from 3% in the prior year, primarily due to the leveraging of expense over the increased net sales.

General and Administrative Expense.    As a percentage of net sales, administrative expense remained unchanged at approximately 7%. General and administrative expense increased primarily as a result of increased compensation and benefits expense from headcount additions of $425,000, enterprise resource planning, or ERP, system training expense of $271,000, increases in office and telephone expenses of $189,000 and insurance expense of $52,000 (as a result of premium and coverage increases and expanded coverage) due to increased business activity.

Interest Expense, Net.    The $210,000 increase in net interest expense in fiscal 2003 was primarily due to interest on the GE Capital loan of $127,000 incurred in connection with the purchase of our headquarters facility in Anaheim, California and $65,000 in interest accrued on advances from Wearnes Technology Pte. Ltd.

Other (Income) Expense, Net.    The principal component in fiscal 2003 was a $441,000 loss from our investment in Mind Wurx, whereas the principal component in the prior year was a $189,000 loss from our investment in Mind Wurx.

Income Taxes.    The effective tax rate for fiscal 2003 was 33% compared to 34% for the prior year. The lower effective tax rate is due primarily to the higher percentage of China generated pre-tax income, which is taxed at a lower rate, to total pre-tax income during the current versus the prior year. We had no tax liability in China for the first quarter of fiscal 2002.

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

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and other operating measures:

	Years Ended September 30, (in thousands)
	2004	2003	2002
Cash flow provided by operating activities	$5,116	$5,879	$10,929
Cash flow used in investing activities	(20,682)	(29,201)	(7,611)
Cash flow provided by (used in) financing activities	48,481	24,196	(305)
Cash and cash equivalents at year end	38,196	5,211	4,349

Days sales outstanding	46.5	54	52
Inventory turnover	6.5	6.3	7.3

Net cash generated from operations during fiscal 2004 was $5.1 million. During fiscal 2004, net income of $25.7 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $29.8 million of operating cash, offset by $24.7 million required for working capital.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that cash on hand and funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next 12 months;, however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital.

Changes in the principal components of working capital in our 2004 fiscal year were as follows:

•	Our net accounts receivable increased to $44.4 million at September 30, 2004 from $21 million for the prior year, an increase of 111%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2004 versus the prior year. Our net inventory balances increased to $39.2 million at September 30, 2004 from $21.9 million for the prior year, an increase of 79%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $26.1 million at September 30, 2004 from $21 million for the prior year, an increase of 24%, as a result of increased purchases in support of the higher business volumes. Depreciation and amortization expense was $6.7 million for fiscal 2004 versus $4.4 million in the prior year due to the increased fixed asset base.

Our principal investing and financing activities in our 2004 fiscal year were as follows:

•	Net cash used in investing activities was $20.7 million for fiscal 2004. Capital expenditures included $20.4 million of capital equipment and other assets, including $321,000 of deposits for fixed asset purchases, primarily for the construction of our MFC2 facility and the purchase of machinery and equipment for our new China operations. As of September 30, 2004 and 2003, we had outstanding purchase commitments related to MFC2 capital projects which totaled $18 million and $5.7 million, respectively.

•	Net cash provided by financing activities was $48.5 million for fiscal 2004 and consisted of $54.8 million of proceeds from the sale of stock and $6.3 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $3.4 million at September 30, 2004 from $9.7 million at September 30, 2003. The decrease in outstanding loan amounts was due to the pay down in debt from our proceeds from the initial public offering.

Net cash generated from operations during fiscal 2003 was $5.9 million. During fiscal 2003, net income of $4.6 million, adjusted for depreciation and amortization, deferred taxes, loss on equipment disposal and loss on equity investment generated $9.6 million of operating cash, offset by $3.7 million required for working capital.

Changes in the principal components of working capital in our 2003 fiscal year were as follows:

•	Our net accounts receivable increased to $21.0 million at September 30, 2003 from $17.8 million for the prior year, an increase of 18%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2003 versus the prior year. Our net inventory balances increased to $22.0 million at September 30, 2003 from $12.4 million for the prior year, an increase of 77%. The principal reason for the increase was due to the growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $21.0 million at September 30, 2003 from $11.3 million for the prior year, an increase of 86%, primarily due to increased purchasing volumes of raw and component materials in support of the improving business activity. Depreciation and amortization expense increased to $4.4 million for fiscal 2003 versus $2.8 million in the prior year due to the increased fixed asset base.

Our principal investing and financing activities in our 2003 fiscal year were as follows:

•	Net cash used in investing activities was $29.2 million for fiscal 2003. Capital expenditures included $28.7 million of capital equipment and other assets, including $652,000 of software related to the planned implementation of an ERP system. Investing activities also included the advance of $522,000 to Mind Wurx, an equity method investee. Our net fixed assets increased to $42.3 million at September 30, 2003 from $20.2 million in the prior year. Capital expenditures for plant and equipment were $23.8 million for the year ended September 30, 2003 versus $4.6 million in the prior year. Expenditures for plant and equipment were primarily for the purchase of machinery and equipment for MFC1 and construction costs and related machinery and equipment for MFC2. Both activities are in furtherance of increasing our China-based capacity and manufacturing capabilities. In addition, purchases were made for our Anaheim facilities to upgrade technology for fine-line processing.

•	Net cash provided by financing activities was $24.2 million for fiscal 2003 and represented $4.6 million of net proceeds from the GE Capital loan used for the purchase of our headquarters building in Anaheim, California, $4.6 million net borrowings on our lines of credit and $15.0 million deposit by Wearnes Technology Pte. Ltd. related to its purchase of our common stock.

Capital Commitments

As of September 30, 2004, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations at September 30, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$3,369	$3,369	$—	$—	$—
Long-term debt	—	—	—	—	—
Operating leases (facilities)	622	484	138	—	—
Capital lease obligations	302	55	207	40	—
Purchase obligations (MFC2)	18,000	18,000	—	—	—

In May 2002, we executed a purchase and sale agreement with Glenborough Fund VIII, LLC for the purchase of a 93,000 square feet leased facility located at 3140 East Coronado Street, Anaheim, California for a negotiated purchase price of $6.4 million. In October 2002, we signed a commitment letter with GE Capital for the financing of the facility being purchased for an amount equal to 75% of the property’s appraised market value, or approximately $4.8 million. The remaining 25% was paid using on-hand cash balances. The terms of the GE Capital commitment letter called for a 15-year note, at an interest rate of LIBOR plus 2.35%, and the payment of a 1% loan fee, or $48,000. The transaction closed in December 2002. We repaid the loan in full on February 2004 by taking an advance on our facility with NLG (thereby eliminating all of our long-term debt in the table above). As a result of the early repayment of the loan, we paid a penalty of $181,000.

In March 2003, we commenced construction of a new 285,000 square feet manufacturing facility at MFC2 to provide additional capacity for flexible printed circuit assembly production and to support other new business activities. The purchase obligations related to MFC 2 relate to amounts due to complete construction of the facility and amounts to be paid for the purchase of manufacturing equipment.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2004, a consensus was reached in EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies. The EITF concluded that an investment in a limited liability company (“LLC”) that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The changes noted in EITF Issue No. 03-16 did not have a material effect on the Company’s financial position, results from operations or cash flows.

In June 2004, a consensus was reached in EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF concluded that a common approach to evaluating other-than-temporary impairment for certain debt and equity securities would reduce the ambiguities in existing literature and reduce the inconsistent application of such guidance. A consensus was reached that the application guidance for certain investments, as defined, should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The changes noted in EITF Issue No. 03-01 did not have a material effect on the Company’s financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the years ended September 30, 2004 and 2003, 80% and 71%, respectively, of our net sales were to Motorola and 40 and 35 of its subcontractors, respectively. Several subcontractors of Motorola also constitute significant customers of ours. For the years ended September 30, 2004 and 2003, sales of our products to Hosiden F.D. Corporation and its affiliates, Optrex Corporation Japan and its affiliates and Koninklijke Philips Electronics NV and its affiliates accounted for 11%, 10% and 7%, and 14%, 12% and 21% of our net sales, respectively.

Although generally we assist Motorola in the design of products and Motorola directs subcontractors to purchase products from us, one or more subcontractors could look to another source for the components to be incorporated into the products they supply to Motorola. In addition, if Motorola were to reduce its orders to any of these customers or if Motorola were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could substantially harm our business, financial condition and results of operations.

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

We are heavily dependent upon the wireless telecommunications industry, and any downturn in the industry may reduce our net sales.

For the years ended September 30, 2004 and 2003, 83% and 75%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production, or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our sales will be harmed if we are unable to obtain a sufficient number of orders from customers in each quarter. In addition, because our customers purchase from us on a purchase order basis, they may cancel, change or delay product purchase commitments with little or no advance notice to us. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual sales. As a result of the foregoing factors, we are not able always to forecast with certainty the sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:

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

We sell our flexible printed circuit products directly or indirectly to OEMs that include our products and component assemblies in their product offerings. As a result, we rely on OEMs to select our products to be designed into their product offerings. We must qualify our products with our customers, which involves demonstrating to our customers that our products can be manufactured within specified tolerances. This process can be time-consuming, complex, costly and difficult. If an OEM selects one of our competitors to provide a product instead of us, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Our customers typically are not obligated to purchase products from us and can stop using our products at any time. Even if an OEM designs one of our products into its product offering, we have no assurances that the product will be commercially successful, that we will receive any order from that manufacturer or that we will not be undercut by a competitor’s pricing.

We cannot be certain that our products will continue to be selected for design into our customers’ products or that our customers will not also qualify an additional vendor for its products. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities or if our customers increase their reliance on second sources for their production, our net sales may decrease.

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

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS, a subsidiary of WBL Corporation that is located in Singapore, competes with us in many markets, including telecommunications. Although WBL Corporation has advised us that the individuals who manage WBL’s investment in MFS are not the same as the individuals who manage WBL’s investment in us and are subject to confidentiality obligations, there is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. For example, WBL Corporation has issued bonds under an indenture that, among other things, contains restrictive covenants that prohibit WBL Corporation and its principal subsidiaries from incurring debt under some circumstances. Although we are not bound by the terms of the indenture, if we entered into an obligation that was prohibited by the indenture, it could result in WBL Corporation being in default under the indenture because the indenture prohibits principal subsidiaries of WBL Corporation, as defined in the indenture, from granting a security interest in or otherwise encumbering their assets. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

As a stockholder, WBL Corporation will not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation will have the ability to nominate one-third of our board of directors and therefore can influence decisions that require board approval.

In general, our certificate of incorporation does not contain any provision designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both WBL Corporation and us will be reserved for or made available to us.

WBL Corporation is currently unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL Corporation’s stockholders or the relevant regulators may not approve the proposed corporate action.

We have been advised by WBL Corporation that the individuals representing WBL Corporation who are on our board have authority to vote our shares of common stock; however, prior to voting our shares of common stock on any significant matter or disposing of our shares of common stock, the approval of WBL Corporation’s board of directors must be obtained. In addition, WBL Corporation is listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation also may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. For the fiscal year ended September 30, 2004, we were a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL Corporation for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year.

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

To obtain stockholder approval, WBL Corporation must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL Corporation is required under its corporate rules to give its stockholders notice of the meeting ranging from 14 to 28 days. Consequently, if we need to obtain the approval of WBL Corporation at a time in which we qualify as a principal subsidiary (including this year), the process of seeking WBL Corporation’s stockholder approval may delay our proposed action and it is possible that WBL Corporation’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL Corporation was unable to vote at the meeting as a result of the Singapore Exchange rules.

The rules of the Singapore Exchange that govern WBL Corporation are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and adverse to us than the existing rules and interpretations.

If we are unable to retain our personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our Chief Executive Officer and Chairman of the board of directors, and Reza Meshgin, our President and Chief Operating Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and according, the costs of retaining such employees, in China. Our future success may also depend on our ability to attract and retain additional qualified management, engineering and sales and marketing personnel.

We are currently precluded from granting any security interest in or otherwise encumbering any of our assets, which could harm our ability to borrow funds.

WBL Corporation completed a corporate bond issuance in June 2000 in which WBL Corporation agreed that it and each of its principal subsidiaries, as defined in the indenture for the bonds, will not create or allow to continue to exist any security interest in or other encumbrance on any of their assets or revenue other than purchase money indebtedness. As of the end of fiscal year 2004, we were a principal subsidiary of WBL Corporation as defined in the bond indenture. At no time during past years in which we were a principal subsidiary, as defined in the bond indenture, did we create or allow to exist any indebtedness so as to cause a default under the indenture. The bonds issued by WBL Corporation mature in June 2005. WBL Corporation has advised us that it intends to refinance or repay the bonds in 2005 and to eliminate the restrictive covenant as it applies to us; however, there is no guarantee that WBL Corporation, if it refinances the bonds, will be successful in eliminating the covenant as it applies to us and it is possible that it may be required to agree to additional restrictive covenants that are more onerous.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China or Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. Such competitive pricing could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results. In addition, many of our customers are larger, established EMS providers. It is possible that any of these EMS providers may develop their own flexible printed circuit manufacturing capabilities, in which case they may cease ordering products from us and may compete with us on future OEM programs.

Our products are subject to pricing pressure from our customers and market pressure from our competitors, either of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pricing pressure on us. We enter into price reduction negotiations with these customers on an annual, semi-annual or quarterly basis. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for our company. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

To date, we have sold our products through our direct sales force and a network of non-exclusive independent sales representatives. We rely on these sales representatives to provide customer contacts and market our products directly to our global customer base. Our sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. Our ability to increase our net sales in the future will depend in large part on our success in developing and maintaining relationships with these representatives. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with these sales representatives and any failure of our sales representatives to effectively market our products could harm our business, financial condition and results of operations.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits. Our customers require that we use raw materials and components that have been pre-qualified by them, which limits further the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms.

Given the rapid increase in demand for flexible printed circuits, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage required that we qualify an additional supplier in order to maintain the delivery of our largest production run. Historically, we have experienced component delays of one to ten days, which we have managed by expediting our production schedules, resulting in insignificant delays to our customers. We may not be successful in the future in managing any shortage of raw materials or components that we may experience.

We purchase substantially all of our materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co. and Rogers Corporation. In the fiscal years 2004, 2003 and 2002, we purchased approximately 77%, 87% and 89% of these materials from Dupont and approximately 23%, 13% and 11% from Rogers. Currently, Molex Inc., Supertex, Inc. and Panasonic are our largest component suppliers. In the fiscal year 2004, we purchased 10%, 2% and 13% of our components from Molex, Supertex, and Panasonic. In the fiscal year 2003, we purchased 11%, 8% and 5% of our components from Molex, Supertex, and Panasonic. In the fiscal year 2002, we purchased 12%, 10% and 5% of our components from Molex, Supertex and Panasonic.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and expect to continue to experience insufficient power supplies in the foreseeable future. Although we have purchased a generator and plan to purchase or lease additional generators, we cannot be assured that such generators will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders.

Our two primary manufacturing facilities are both located in Suzhou, China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, terrorist attacks and wars, could disrupt our manufacturing ability, which could have a significant negative impact on our operations and financial results.

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

If we continue to experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

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

We are subject to the risk of increased income and other taxes in China.

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday for our first manufacturing facility in China, MFC1, will expire at December 31, 2004. For the fiscal years ended September 30, 2004, and 2003, we realized tax savings of $2,750,000 and $258,000, respectively, for our operations in China related to MFC1. We are in the process of an audit of our tax holiday for MFC1 by the relevant taxing authorities in China. Upon completion of this audit, we may be required to pay increased taxes and penalties.

We also have obtained a tax holiday for our new manufacturing facility in China, MFC2, that allows for tax-free operation for the first five years (beginning in the first year of profitability) followed by five years of operation at a reduced rate of income tax equal to 12%. However, this tax holiday may be challenged, modified or even eliminated by taxing authorities or changes in law. We cannot determine with certainty the amount of tax savings we will realize, if any, as a result of this tax holiday.

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

We are also currently in the process of an audit in China relating to the import and export of raw and component materials at MFC1. We have been advised by the relevant custom authorities that upon completion of this audit, we may be required to pay penalties due to excess stock of these raw and component materials.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $122,000 and 121,000 of restricted cash for the fiscal years ended September 30, 2004 and 2003, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

In addition, the stock market in general, and Nasdaq and technology companies in particular, have experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We may not have effective internal controls if we fail to remedy any deficiency we may identify in our system of internal controls.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended September 30, 2005 by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are adopting a project work plan to assess the adequacy of our internal controls, remediate any weakness that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 since we may not receive an independent accountants’ report.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of November 30, 2004 we have 23,264,835 shares of common stock outstanding and 1,768,305 shares subject to unexercised options that are fully vested. Of these shares,

•	6,189,255 shares are eligible for resale; and

•	18,843,885 shares will be available for sale December 23, 2004 (i.e., following the expiration of lock-up agreements the underwriters entered into with the holders of our common stock in connection with our initial public offering), subject to certain volume limitations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2004, we had $0, $3.4 and $0 million outstanding under our loan agreements with NLG, SPDB and BC, respectively. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $151.5 million, or 71%, of total shipments to these foreign manufacturers for fiscal 2004 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been 8.3 RMB per U.S. Dollar for the fiscal year ended September 30, 2004. Transactions in RMB represent approximately 29% of total revenues from foreign customers for the fiscal year ended September 30, 2004. We generally do not consider it necessary to hedge against currency risk, as a significant portion or our expenses are denominated in RMB, providing a natural hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Multi-Fineline Electronix, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

November 22, 2004

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share and Share Data)

	September 30,
	2004	2003
ASSETS
Cash and cash equivalents	$38,196	$5,211
Restricted cash	181	133
Accounts receivable, net of allowances of $250 and $379	44,382	20,987
Inventories	39,217	21,929
Due from affiliates	43	1
Deferred taxes	3,343	1,826
Other current assets	807	393

Total current assets	126,169	50,480
Property, plant and equipment, net	59,914	42,340
Restricted cash	122	121
Deferred taxes	1,790	—
Other assets	2,003	5,788

Total assets	$189,998	$98,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,079	$21,015
Accrued liabilities	5,990	4,838
Due to affiliates	5,471	1,334
Line of credit	3,369	5,085
Current portion of note payable	—	253
Income taxes payable	6,299	299

Total current liabilities	47,208	32,824
Deposits from Wearnes for purchase of common stock	—	15,000
Note payable, net of current portion	—	4,358
Other liabilities	361	78
Deferred taxes	1,345	983

Total liabilities	48,914	53,243

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and zero shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 and 150,000,000 shares authorized; 23,264,835 and 11,720,295 shares issued and outstanding	2	1
Additional paid-in capital	89,110	8,429
Unearned deferred compensation	—	(14)
Retained earnings	51,971	37,139
Accumulated other comprehensive (income) loss	1	(69)

Total stockholders’ equity	141,084	45,486

Total liabilities and stockholders’ equity	$189,998	$98,729

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share and Share Data)

	Years Ended September 30,
	2004	2003	2002
Net sales	$253,049	$129,415	$110,537
Cost of sales	197,412	107,418	90,553

Gross profit	55,637	21,997	19,984

Operating expenses
Sales and marketing	7,649	5,621	4,880
General and administrative (includes stock-based compensation expense of $14, $130 and $0, respectively)	11,569	8,669	7,254

Total operating expenses	19,218	14,290	12,134

Operating income	36,419	7,707	7,850
Other (income) expense, net
Loss from equity method investee, net	250	441	189
Interest expense	614	321	130
Interest income	(146)	(11)	(30)
Other (income) expense, net	(150)	84	—

Income before provision for income taxes	35,851	6,872	7,561
Provision for income taxes	(10,145)	(2,295)	(2,594)

Net income	$25,706	$4,577	$4,967

Net income per share
Basic	$1.33	$0.39	$0.42
Diluted	$1.27	$0.38	$0.42
Shares used in computing net income per share
Basic	19,310,044	11,720,295	11,720,295
Diluted	20,306,842	11,978,610	11,763,885

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Unearned Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at September 30, 2001	11,720,295	$1	$8,285	—	$27,595	$(57)	$35,824	$4,776

Net income	—	—	—	—	4,967	—	4,967

Balance at September 30, 2002	11,720,295	1	8,285	—	32,562	(57)	40,791	$4,967

Stock-based compensation	—	—	57	(57)	—	—	—
Amortization of stock-based compensation	—	—	—	43	—	—	43
Compensation relating to the modification of stock options	—	—	87	—	—	—	87
Net income	—	—	—	—	4,577	—	4,577	$4,577
Translation adjustment	—	—	—	—	—	(12)	(12)	(12)

Balance at September 30, 2003	11,720,295	1	8,429	(14)	37,139	(69)	45,486	$4,565

Issuance of shares in conjunction with rights offering, net of issuance costs of $80	6,537,540	1	36,045	—	(10,874)	—	25,172
Exercise of stock options	7,000	—	26	—	—	—	26
Issuance of shares in connection with initial public offering, net of issuance costs of $5,408	5,000,000	—	44,610	—	—	—	44,610
Amortization of stock-based compensation	—	—	—	14	—	—	14
Net income	—	—	—	—	25,706	—	25,706	$25,706
Translation adjustment	—	—	—	—	—	70	70	70

Balance at September 30, 2004	23,264,835	$2	$89,110	$—	$51,971	$1	$141,084	$25,776

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities
Net income	$25,706	$4,577	$4,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,704	4,378	2,809
Loss from equity method investee	250	441	189
Provision for doubtful accounts	26	112	256
Deferred taxes	(2,945)	(205)	672
Stock-based compensation expense	14	130	—
Loss on disposal of equipment	60	125	195
Changes in operating assets and liabilities
Accounts receivable	(23,421)	(3,325)	(3,875)
Inventories	(17,288)	(9,565)	180
Due to/from affiliates, net	4,095	1,007	(588)
Other current assets	(414)	(203)	188
Other assets	(171)	(142)	659
Accounts payable	5,064	9,675	967
Accrued liabilities	1,153	(86)	1,783
Income tax payable	6,000	(344)	2,531
Other liabilities	283	(696)	(4)

Net cash provided by operating activities	5,116	5,879	10,929

Cash flows from investing activities
Cash paid for property and equipment	(20,042)	(23,809)	(4,590)
Purchases of software and capitalized internal-use software	(563)	(652)	(169)
Deposits on property and equipment	(321)	(4,207)	(2,860)
Cash advances to equity investees	(242)	(522)	(307)
Proceeds from sale of equipment	535	125	—
Decrease (increase) in restricted cash, net	(49)	(136)	315

Net cash used in investing activities	(20,682)	(29,201)	(7,611)

Cash flows from financing activities
Borrowings on line of credit	30,972	9,085	500
Payments on line of credit	(32,688)	(4,500)	(805)
Deposits from Wearnes for purchase of common stock	—	15,000	—
Proceeds from note payable	—	4,800	—
Principal payments on note payable	(4,611)	(189)	—
Proceeds from exercise of options	26	—	—
Proceeds from issuance of common stock, net of issuance costs of $5,488	54,782	—	—

Net cash provided by (used in) financing activities	48,481	24,196	(305)

Effect of exchange rate changes on cash	70	(12)	—

Net increase in cash	32,985	862	3,013
Cash and cash equivalents at beginning of year	5,211	4,349	1,336

Cash and cash equivalents at end of year	$38,196	$5,211	$4,349

Supplemental disclosure
Interest paid	$590	$281	$130
Income taxes paid	7,089	3,249	1,276
Noncash financing activities
Issuance of common stock to Wearnes	$15,000	$—	$—
Capital lease obligations incurred	$318	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Share Data)

1.    Basis of Presentation

Description of the Company

Multi-Fineline Electronix, Inc. (the “Company”) was incorporated in 1984 in the State of California. The Company is primarily engaged in the engineering, design, and manufacture of flexible printed circuit boards along with related component assemblies.

During the year ended September 30, 2004, the board of directors approved the reincorporation of the Company from California to Delaware and the Company completed the reincorporation and effected a 15 for 1 forward stock split. The reincorporation and the stock split have been given retroactive effect in the accompanying consolidated financial statements.

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 72% of the Company’s outstanding common stock as of September 30, 2003, allowing Wearnes to exercise operating control over the Company. Wearnes ownership decreased to approximately 64% as of September 30, 2004 as a result of the initial public offering, which closed on June 30, 2004.

During the year ended September 30, 2003, the board of directors approved the increase in the authorized shares of common stock from 15,000,000 to 150,000,000. In connection with the reincorporation completed during the year ended September 30, 2004, the authorized number of shares of common stock decreased to 100,000,000, and 5,000,000 shares of preferred stock, par value $0.0001, were authorized.

During the year ended September 30, 2004, the Company closed an underwritten public offering of 5,000,000 shares at a price of $10 per share. Proceeds, net of commissions of $3,500 and offering expenses of $1,890, totaled $44,610.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”) and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”). All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of accounts receivable allowances, valuation of inventory, warranty reserves, valuation of the Company’s common stock (prior to the completion of the Company’s initial public offering) and income tax contingencies. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2004 and 2003 consisted of money market funds and seven day municipal bonds. The Company holds the seven day municipal bonds to their maturity and records them at amortized cost, which approximates their fair value.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying value of the Company’s line of credit and note payable approximate fair value based on borrowing rates currently available to the Company.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable. The Company maintains its cash with major financial institutions. Credit risk exists because the Company’s flexible printed circuit boards and related component assemblies are sold to a limited number of customers (Note 9). The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company records a provision for excess and obsolete inventory based on historical usage and expected future product demand.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Machinery and equipment	3-10 years
Furniture and fixtures	5 years
Leasehold improvements	5-10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized. The cost of assets and related accumulated depreciation are removed from the balance sheet when such assets are disposed of, and any related gains or losses are included in operating expenses.

Capitalized Software Costs

Costs incurred to develop software for internal use are accounted for in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP No. 98-1, expenses related to preliminary project assessment, research and development, re-engineering, training and application maintenance are expensed as incurred. Costs that qualify for capitalization under SOP No. 98-1 are included in other assets and consist primarily of purchased software, payroll costs and consulting fees related to the development of the internal use software. Capitalized costs commence depreciation when they are put in service and are amortized using the straight-line method over a period of three years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Revenue Recognition

The Company’s revenues are generated from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, and when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training), customer acceptance or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

Shipping and Handling Costs

Products shipped utilizing the customer specified shipping service are paid directly by the customer. Products that are not shipped utilizing customer shipping services are charged by the Company to its customers and are included in net sales. Shipping and handling costs incurred by the Company are expensed as incurred and are recorded as a component of cost of sales.

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

Changes in product warranty accrual for the years ended September 30, 2004, 2003 and 2002 was as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at September 30
2004	$337	$(1,918)	$3,130	$1,549
2003	445	(1,816)	1,708	337
2002	208	(1,587)	1,824	445

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. Valuation allowances are established when it is more likely than not that such deferred tax assets will not be realized. The Company does not file a consolidated return with its foreign wholly owned subsidiaries.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including cash flows from their

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, the assets are written down to their fair value. The Company estimates fair value by using discounted cash flows. As of September 30, 2004 and 2003, there were no such impairments.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended September 30, 2004 and 2003 was comprised entirely of the Company’s foreign currency translation adjustment. There was no difference between comprehensive income and net income for the year ended September 30, 2002.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the years ended September 30, 2004, 2003 and 2002, foreign exchange transaction gains and losses were included in other expenses and were net losses of $10, $58, and $0, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense, if any, is recognized on a straight-line basis over the respective vesting period based on the difference between the estimated fair value of the Company’s common stock and the exercise price on the date of grant. Prior to the Company’s initial public offering on June 25, 2004, the Company’s common stock did not have a readily determinable fair market value; accordingly, the Company estimated the fair value of its common stock using the results of the Company’s projected discounted cash flows and values of comparable publicly traded companies.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123 (“SFAS No. 148”). As permitted under SFAS No. 148, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB No. 25.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Had compensation cost for the Company’s stock option plan (Note 12) been determined based on the fair value at the grant dates for awards under the plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the years ended September 30, 2004, 2003 and 2002, would have decreased to the pro forma amounts below:

	Years Ended September 30,
	2004	2003	2002
Net income, as reported	$25,706	$4,577	$4,967
Stock-based compensation, intrinsic value method, net of tax	9	85	—
Total stock-based employee compensation expense determined under fair value-based method for all options	(284)	(228)	—

Pro forma net income	$25,431	$4,434	$4,967

Net income per share
Basic, as reported	$1.33	$0.39	$0.42
Basic, pro forma	$1.32	$0.38	$0.42
Diluted, as reported	$1.27	$0.38	$0.42
Diluted, pro forma	$1.25	$0.37	$0.42
Shares used in computing net income per share
Basic	19,310,044	11,720,295	11,720,295
Diluted	20,306,842	11,978,610	11,763,885

Income Per Share—Basic and Diluted

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities are determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted income per share:

	Years Ended September 30,
	2004	2003	2002
Basic weighted-average number of common shares outstanding	19,310,044	11,720,295	11,720,295
Dilutive effect of outstanding stock options	996,798	258,315	43,590

Diluted weighted-average number of common and potential common shares outstanding	20,306,842	11,978,610	11,763,885

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	1,014,000	—	—

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position, results of operations or cash flows.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In March 2004, a consensus was reached in EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies. The EITF concluded that an investment in a limited liability company (“LLC”) that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The changes noted in EITF Issue No. 03-16 did not have a material effect on the Company’s financial position, results from operations or cash flows.

In June 2004, a consensus was reached in EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF concluded that a common approach to evaluating other-than-temporary impairment for certain debt and equity securities would reduce the ambiguities in existing literature and reduce the inconsistent application of such guidance. A consensus was reached that the application guidance for certain investments, as defined, should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The changes noted in EITF Issue No. 03-01 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.    Restricted Cash

Restricted cash consists of funds held in short-term deposits that are legally restricted as to withdrawal. Restricted cash of $181 and $133 as of September 30, 2004 and 2003, respectively, was required to secure a letter of credit at Shanghai Pudong Development Bank.

The Company also had restricted cash of $122 and $121 as of September 30, 2004 and 2003, respectively, held at the direction of the County of Orange, California, to finance environmental clean-up costs, estimated by the Company and approved by the County, in the event the Company vacates its Anaheim, California manufacturing facilities. The Company is not a party to any environmental claims. As of September 30, 2004, the Company believes the amount held as restricted cash is sufficient to pay environmental clean-up costs that may exist, if any, should the Company vacate its facilities.

3.    Related Party Transactions

During the years ended September 30, 2004, 2003 and 2002, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd. and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd. MFS Technology Ltd. is a subsidiary of Wearnes; and (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns 64% and 72% of the Company’s common stock as of September 30, 2004 and 2003, respectively.

Net amounts due from/to affiliated companies comprise the following:

	September 30,
	2004	2003
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$—	$1
Wearnes Greatwall Circuits	1	—
Suzhou Wearnes-Xirlink Electric Co. Ltd.	42	—

	$43	$1

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	September 30,
	2004	2003
Due to affiliates
MFS Technology Ltd.	$5,063	$461
Wearnes	84	458
Wearnes Greatwall Circuits	—	76
Wearnes Hollingsworth Corporation	324	339

	$5,471	$1,334

Sales to and purchases from affiliates comprise the following:

	Years Ended September 30,
	2004	2003	2002
Sales to affiliates
MFS Technology Ltd.	$517	$32	$20
Wearnes Greatwall Circuits	1	26	25
MFS Technologies (M) Sdn. Bhd.	2	4	5

	$520	$62	$50

Purchases from affiliates
MFS Technology Ltd.	$9,577	$474	$14
Wearnes Greatwall Circuits	—	677	337

	$9,577	$1,151	$351

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $194, $375 and $311 for the years ended September 30, 2004, 2003 and 2002, respectively. During the year ended September 30, 2003, the Company recorded $72 for the purchase of software and maintenance and $40 for internal audit fees from Wearnes. Rental fees charged by the Company to Wearnes Hollingsworth Corporation for the years ended September 30, 2004, 2003 and 2002 were $0, $15 and $75, respectively, as consideration for the storage of certain assets at the Company’s facilities. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis in lieu of management fees that previously were charged to the Company. No services were provided under this agreement through September 30, 2004.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the years ended September 30, 2004 and 2003, the Company paid $339 and $387, respectively to Wearnes Hollingsworth Corporation.

The Company paid $99, $141 and $140 for consulting services during each of the years ended September 30, 2004, 2003 and 2002, respectively, to two separate individuals, who were, at the time of the payments, members of the Company’s board of directors. In connection with the initial public offering, the Company terminated a consulting relationship with an independent director on the Company’s board of directors, and entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former board member $9 per month until June 2006.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

During the year ended September 30, 2003, the Company received $15,000 of deposits from Wearnes, which were used to purchase common stock of the Company upon completion of the rights offering (Note 11). The Company paid interest at the rate of LIBOR (1.13% at September 30, 2003) plus 1.5% on these deposits. Accrued interest as of September 30, 2003 was $65. In October 2003, the Company issued 6,472,515 shares of common stock to Wearnes (Note 11).

In November 2003, the Company executed a $25.0 million credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). In connection with the Company’s initial public offering, the parties agreed to reduce the facility to $15.0 million and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which was 64% as of the completion of the Company’s initial public offering. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding common stock (the “NLG Amendment”). As of September 30, 2004, the Company had no outstanding balance on the NLG line of credit.

4.    Composition of Certain Balance Sheet Components

Inventories comprise the following:

	September 30,
	2004	2003
Raw materials and supplies	$23,796	$12,146
Work-in-progress	9,788	8,288
Finished goods	5,633	1,495

	$39,217	$21,929

Property, plant, and equipment comprise the following:

	September 30,
	2004	2003
Land	$3,730	$3,730
Building	17,347	10,367
Machinery and equipment	52,189	36,946
Furniture and fixtures	2,342	1,650
Leasehold improvements	2,783	2,403

	78,391	55,096
Accumulated depreciation and amortization	(18,477)	(12,756)

	$59,914	$42,340

Depreciation expense for the years ended September 30, 2004, 2003 and 2002, was $6,372, $4,232 and $2,625, respectively.

Included in other assets as of September 30, 2004 and 2003 is $984 and $750, respectively, of capitalized purchased software and internally developed software costs, net of accumulated depreciation of $667 and $338, respectively. The Company capitalized $563 and $421 of internally developed software costs during the year ended September 30, 2004 and 2003. No costs were capitalized during the year ended September 30, 2002. Amortization of software costs for the years ended September 31, 2004, 2003 and 2002, was $329, $146 and $94, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In addition, included in other assets as of September 30, 2004 and 2003 is $321 and $4,207, respectively, of deposits on equipment to be purchased.

Accrued liabilities comprise the following:

	September 30,
	2004	2003
Wages and compensation	$3,509	$3,602
Warranty	1,549	337
Other	932	899

	$5,990	$4,838

5.    Equity Investments

Mind Wurx

In April 2002, the Company signed a binding Memorandum of Understanding (“Memorandum”) with Mind Wurx LLC (“Mind Wurx”), a private entity. Mind Wurx designs and manufactures an anti-theft device for shopping carts. Under the terms of the Memorandum, the Company agreed to purchase 15% of Mind Wurx in exchange for the Company providing office facilities, product development space, marketing and business support, management expertise, and manufacturing support for the Mind Wurx anti-theft device. In addition, the Company agreed to provide unsecured advances to Mind Wurx to fund its operations. The amounts of these advances were determined periodically based on the working capital needs of Mind Wurx. The support and unsecured advances are referred to as the Mind Wurx Commitment.

In November 2003, the Company signed an Ownership Interest Agreement (“Purchase Agreement”) with Mind Wurx, which superceded the Memorandum. The Purchase Agreement requires the Company to continue to provide the Mind Wurx Commitment unless the actual sales of the UnCart device are materially less than projections, in which case the Company can reduce, modify or terminate the Mind Wurx Commitment. The unsecured advances are repayable only upon the ability of Mind Wurx to make payments from its net positive cash, which is defined as cash less its current operating obligations, tax distributions to its members and estimated amounts to be used to fund its long-term obligations and reasonable growth.

In connection with the Purchase Agreement, an Option Agreement was entered into between the Company and Mind Wurx whereby the Company was granted the options to purchase an additional 36% ownership interest from existing Mind Wurx members for $2,500. The option period commences on January 1, 2005 and extends through December 31, 2007. The Company has estimated that the fair value of the option is insignificant.

The Mind Wurx Commitment expires upon the earlier of the Company’s exercise of the Option and full payment of the exercise price or the expiration of the Option in December 2007.

Although the Company’s ownership percentage for Mind Wurx is below 20%, the Company’s representation on Mind Wurx’s Board of Directors and financial support provided by the Company result in the Company having significant influence over the operations of Mind Wurx. Accordingly, the Company recognizes its share of the net losses generated by Mind Wurx in the Company’s consolidated statement of income. In accordance with EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, 100% of Mind Wurx’s net losses were recorded against the unsecured advances since there was no other equity ownership by the Company and there were no other parties providing support to Mind Wurx. The Company also evaluates the realizability of the remaining unsecured advance balance at the end of each period based on the ability of Mind Wurx to satisfy the obligation.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

During the years ended September 30, 2004 and 2003, the Company made advances of $92 and $522, respectively, which were used by Mind Wurx to fund operations. Given that Mind Wurx is a development stage company and has incurred losses since inception, the Company concluded that the unsecured advances were not fully realizable. The Company estimates the realizability of the unsecured advances based on Mind Wurx’s tangible assets, consisting of cash and equipment, and has reduced its unsecured advances to this amount at the end of each reporting period.

During the years ended September 30, 2004 and 2003, the Company recognized losses totaling $250 and $441, respectively. As of September 30, 2004 and 2003, the Company had a net investment balance (consisting of advances to Mind Wurx) of $40 and $199, respectively, which was included in other assets.

In March 2004, the Company entered into a mutual termination and release agreement with Mind Wurx. Under this agreement, the two parties agreed to terminate all of the relationships that had been created by the Memorandum, Purchase Agreement and the Option Agreement, with the sole exceptions that the Company retained its 15% ownership interest in Mind Wurx. The Company accounts for its investment in Mind Wurx using the equity method of accounting.

Cornerstone

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of September 30, 2004 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

6.    Income Taxes

United States and foreign income before taxes are as follows:

	Years Ended September 30,
	2004	2003	2002
United States	$25,107	$5,150	$5,771
Foreign	10,744	1,722	1,790

	$35,851	$6,872	$7,561

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The provision for income taxes consisted of the following components:

	Years Ended September 30,
	2004	2003	2002
Current
Federal	$8,240	$1,720	$1,284
State	2,214	518	424
Foreign	2,635	263	215

	13,089	2,501	1,923

Deferred
Federal	(1,154)	(93)	588
State	(221)	(99)	37
Foreign	(1,569)	(14)	46

	(2,944)	(206)	671

	$10,145	$2,295	$2,594

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2004	2003
Deferred tax assets
Inventory	$1,096	$593
Depreciation	1,166	—
Stock-based compensation	286	367
Accrued expenses	356	403
Allowance for doubtful accounts	103	157
Warranty reserve	673	148
Benefit from net operating loss carryforward	—	184
Royalty Payment	360	—
Investments	338	—
State taxes	698	88
Other	57	61

Total deferred tax assets	5,133	2,001

Deferred tax liabilities
Depreciation	(1,232)	(1,153)
Other	(113)	(4)

Total deferred tax liabilities	(1,345)	(1,157)

Net deferred tax assets	$3,788	$844

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended September 30,
	2004	2003	2002
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	3.4%	4.0%	4.0%
Foreign tax credit	(1.2)%	—	—
Foreign rate variance	(8.0)%	(5.2)%	(4.8)%
Nondeductible expenses	0.1%	0.8%	—
Other	(1.0)%	(1.2)%	0.1%

	28.3%	33.4%	34.3%

The Company operates under a tax holiday in China, which was effective for MFC1 until December 31, 2001. Beginning January 1, 2002, the zero percent tax rate expired for MFC1 and the Company became subject to a tax rate equal to 12% (versus the applicable Chinese tax rate of approximately 27%). This change in the tax holiday is similar to a change in enacted tax rates and has been reflected in the Company’s deferred tax computation as of September 30, 2004 and 2003. MFC1 will continue to be subject to taxes equal to 12% until December 31, 2004. After this time, MFC1 will be subject to the statutory rate of 27%. The Company has also obtained a tax holiday for MFC2 that allows for a zero percent tax rate for the first five years (beginning in the first year of profitability) followed by five years of operation at a reduced income tax equal to 12% (versus the applicable Chinese tax rate of approximately 27%).

Had the Company not received the tax holiday for its operations in China, net income for the years ended September 30, 2004, 2003 and 2002 would have been decreased to the pro forma amounts below:

	Years Ended September 30,
	2004	2003	2002
Net income, as reported	$25,706	$4,577	$4,967
Additional tax in China	(2,750)	(258)	(268)

Pro forma net income	$22,956	$4,319	$4,699

Net income per share
Basic, as reported	$1.33	$0.39	$0.42
Basic, pro forma	$1.23	$0.37	$0.40
Diluted, as reported	$1.27	$0.38	$0.42
Diluted, pro forma	$1.17	$0.36	$0.40

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $ 14,264, $4,175 and $3,134 at September 30, 2004, 2003 and 2002, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (less any applicable foreign tax credits) and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

The Chinese Tax Authority is currently auditing MFC1’s income tax returns for fiscal years 1999 through 2003. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

matter, the Company believes the results of the audit are not expected to have a material impact on the Company’s financial position or results of operations. Unfavorable settlement of any particular tax issue would require use of cash. As of September 30, 2004 no amounts have been recorded related to the possible outcome of the audit since management believes it is not probable a loss contingency has been incurred. The Company’s tax reserves are included in the balance sheet with income taxes payable.

7.    Lines of Credit and Note Payable

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000 ($7,229 at September 30, 2003). The line of credit will mature in February 2005, as amended, and bears interest at LIBOR (1.91% at September 30, 2004) plus 0.4%, which is payable quarterly. Borrowings outstanding under this line of credit as of September 30, 2004 and 2003 were $0 and $3,000, respectively.

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“Shanghai”), as last amended in September 2004. The line of credit will mature in December 2004 and bears interest at LIBOR (1.91% at September 30, 2004) plus 0.4%, which is payable quarterly. As of September 30, 2004, the Company had borrowings outstanding of $3,369, $2,000 of which was paid on November 30, 2004. The remaining $1,369 is due in full on December 31, 2004. As of September 30, 2003, the Company had two short-term loans of $1,000 and $1,085 outstanding under this line of credit, which were paid in full in October 2003 and January 2004, respectively.

In November 2003, the Company entered into a $25,000 unsecured revolving line of credit with NLG. The line of credit will mature in December 2004 and can be automatically extended for one year at the request of the Company. Borrowings bear interest at the SIBOR correlating to the time period of the borrowing. As of September 30, 2004, the Company had no borrowings outstanding under this line of credit. A portion of the line of credit is guaranteed by Wearnes (Note 3). Further, the Company is required to maintain stockholders’ equity of at least $40 million and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of September 30, 2004, the Company was in compliance with these covenants.

In October 2002, the Company entered into a note payable with General Electric Capital Business Funding Corporation (“GE Capital”) providing for financing of a building purchased by the Company in December 2002. The total amount of the note was $4,800, which represented an amount equal to 75% of the property’s appraised market value, and was collateralized by the related building. The note bore interest at LIBOR (1.13% at September 30, 2003) plus 2.35% and was payable over 15 years in equal monthly principal and interest payments of $34. As of September 30, 2003, $4,611 was outstanding, of which $253 represented the current portion. In February 2004, the Company repaid the outstanding loan balance of $4,531. As a result of the early repayment of the loan, the Company incurred a prepayment penalty of $181.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

A summary of the lines of credit follows:

	Amounts Available at	Amounts Outstanding at
	September 30, 2004	September 30,
		2004	2003
Line of credit (BC)	$7,229	$—	$3,000
Line of credit (Shanghai)	16,631	3,369	2,085
Line of credit (NLG)	15,000	—	—
Property loan (GE Capital)	—	—	4,611

	$38,860	$3,369	$9,696

8.    Segment Information

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

Financial information by geographic segment is as follows:

	Years Ended September 30,
	2004	2003	2002
Net sales
United States	$185,422	$113,742	$97,336
China	119,751	35,361	24,939
Eliminations	(52,124)	(19,688)	(11,738)

Total	$253,049	$129,415	$110,537

Operating income
United States	22,331	5,844	5,813
China	14,088	1,863	2,037

Total	$36,419	$7,707	$7,850

Depreciation and amortization
United States	2,491	1,747	1,566
China	4,213	2,631	1,243

Total	$6,704	$4,378	$2,809

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	September 30,
	2004	2003
Total assets
United States	$161,797	$79,875
China	69,766	41,567
Eliminations	(41,565)	(22,713)

Total	$189,998	$98,729

Long-lived assets
United States	$17,879	$17,911
China	45,950	30,338

Total	$63,829	$48,249

	Years Ended September 30,
	2004	2003
Capital Expenditures
United States	$2,247	$10,814
China	18,116	17,202

Total	$20,363	$28,016

9.    Significant Concentrations

Customers and Vendors

Net sales to the Company’s customers, which account for more than 10% of the Company’s net sales are presented below. The Company’s customers consist principally of major U.S. based electronic companies and their subcontractors. In addition, purchases from the Company’s vendors, which account for more than 10% of the Company’s purchases, are presented below.

	Years Ended September 30,
	2004	2003	2002
Net sales
Customer—A	29%	7%	13%
Customer—B	11%	14%	14%
Customer—C	7%	21%	24%
Customer—D	10%	12%	7%

	September 30,
	2004	2003	2002
Accounts Receivable
Customer—A	31%	10%	11%
Customer—B	4%	19%	14%
Customer—C	5%	18%	23%
Customer—D	6%	14%	17%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Customers B, C and D are subcontractors of Customer A. In addition, during the years ended September 30, 2004, 2003 and 2002, 80%, 71% and 70% of the Company’s net sales were realized from Customer A and its subcontractors.

	Years Ended September 30,
	2004	2003	2002
Purchases
Vendor—A	18%	18%	24%
Vendor—B	8%	11%	12%
Vendor—C	2%	8%	10%
Vendor—D	10%	2%	2%
	September 30,
	2004	2003	2002
Accounts payable
Vendor—A	9%	12%	17%

The Company’s customers require the use of materials that have been pre-qualified by them. Any interruption in pre-qualified sources of materials may result in the Company’s inability to timely deliver products to customers.

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Years Ended September 30,
	2004	2003	2002
North America	$33,819	$28,275	$32,226
China	116,713	42,103	40,935
Hong Kong	39,925	22,785	17,137
Japan	27,487	16,945	7,891
Other Asia-Pacific	20,144	11,104	6,549
Europe	14,418	8,113	5,799
Other foreign	543	90	—

	$253,049	$129,415	$110,537

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in other Asia-Pacific countries include Singapore, Malaysia, Thailand, Taiwan, the Philippines and Korea. Sales to customers in Europe include the Netherlands, the Czech Republic, Ireland, Belgium, Denmark, Finland, Scotland, Germany, France and the United Kingdom.

Industry

In the years ended September 30, 2004, 2003 and 2002, 83%, 75% and 72% of net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. The wireless telecommunications industry is subject to economic cycles and has experienced period of slowdown in the past.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

10.    Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under noncancelable operating leases which expire at various dates through 2006. Future minimum lease payments under noncancelable operating leases at September 30, 2004 are as follows:

Year Ending September 30,	Operating Leases
2005	$484
2006	138

$622

Total rent expense was $692, $761 and $1,136 for the years ended September 30, 2004, 2003 and 2002, respectively.

During the year ended September 30, 2004, the Company recorded a capital lease obligation of $318 related to the acquisition of a new phone system. The Company is obligated to pay $55, $69, $69, $69 and $40 during the years ended September 30, 2005 through 2009, respectively.

As of September 30, 2004 and 2003, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $18,002 and $5,678, respectively.

As of September 30, 2003, the Company was committed to fund the operations of Mind Wurx until March 31, 2004, when the Company entered into a mutual termination and release agreement (Note 5).

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on after-tax profit for the years ended September 30, 2004, 2003 and 2002 are equal to $111, $116 and $186, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

11.    Rights Offering

In September 2003, the Company initiated a rights offering whereby existing stockholders were given the opportunity to purchase additional shares of the Company’s common stock at a price of $3.86 per share through October 15, 2003. As of September 30, 2003, no shares had been issued.

In October 2003, the Company issued 6,472,515 shares of common stock to Wearnes upon exercise of their rights for $10,000 in cash and $15,000 in deposits received from Wearnes during the year ended September 30, 2003 (Note 3). In addition, the Company issued 65,025 shares of common stock for total proceeds of $251 to other existing stockholders upon exercise of their rights. Total proceeds from the rights offering were $25,171, net of $80 in issuance costs.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In connection with the issuance of the common stock, the Company recorded the $10,874 difference between the estimated fair value of the common stock on the issuance date ($5.53 per share) and the purchase price ($3.86 per share) as a deemed dividend, resulting in a reduction in retained earnings.

12.    Stock Option Plans

1994 Stock Option Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”) that is administered by the Company’s board of directors. The 1994 Plan provides for the granting of stock options, stock appreciation rights and restricted common stock to employees, nonemployee advisors, consultants, and directors that generally expire ten years after the grant date. Options granted under the 1994 Plan vest based on periods determined by the Company’s board of directors, which has been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. During the year ended September 30, 2004, the Company did not issue any options under the 1994 Plan. Effective with the adoption of the 2004 Stock Incentive Plan, the Company ceased granting options under the 1994 Plan. The 1994 Plan will officially terminate on December 9, 2004.

2004 Stock Incentive Plan

In June 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”) that is administered by the Company’s board of directors. The 2004 Plan provides for the granting of stock options, stock appreciation rights and restricted common stock to employees, nonemployee advisors, consultants, and directors. Options granted under the Plan vest and will expire based on periods determined by the Company’s board of directors, but in no event can the expiration date be later than ten years from the date of grant. Options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. A total of 2,876,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan.

Stock option activity under the plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2001 and 2002	1,483,305	$2.88
Granted	300,000	$3.73

Options outstanding at September 30, 2003	1,783,305	$3.02
Granted	1,034,000	$9.98
Exercised	(7,000)	$3.73
Forfeited	(11,900)	$3.73

Options outstanding at September 30, 2004	2,798,405	$5.58

Options exercisable at September 30, 2003 and 2002 were 1,768,305 and 1,483,305, with a weighted-average exercise price of $2.94 and $2.88, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$2.00—$2.07	851,460	4.3	$2.04	851,460	$2.04
$3.73—$4.00	916,845	5.3	$3.92	916,845	$3.92
$8.75	20,000	9.9	$8.75	—	$—
$10.00	1,010,100	9.8	$10.00	—	$—

	2,798,405		$5.58	1,768,305	$5.58

At September 30, 2004, the number of shares available for issuance under the 2004 and 1994 Plans was 1,846,300.

In June 2003, the Company granted 300,000 stock options at exercise prices below the estimated fair value of the Company’s common stock at the date of grant. In accordance with APB 25, the Company recorded stock-based compensation totaling $57, which equaled the intrinsic value on the date of grant that will be amortized over the related vesting period of one year. The Company recorded $14 and $43 of compensation expense during the years ended September 30, 2004 and 2003, respectively.

In March and May 2003, the Company extended the exercise period to ten years from the grant date for fully vested options for certain employees who had resigned from the Company. The extension of the exercise period resulted in a new measurement date under the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25. For stock options with respect to 45,000 shares of common stock, the Company recorded compensation expense of $87 related to this modification, which was based on the difference between the estimated fair value of the Company’s common stock on the date of modification and the related exercise price.

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS 123, the fair value of stock options granted was estimated at the date of grant using the minimum value method for each option grant preceding the Company’s initial public offering and the Black-Scholes model for each option grant subsequent to the Company’s initial public offering, with the following weighted-average assumptions: a risk-free interest rate of 3.84% and 2.77% for the years ended September 30, 2004 and 2003, respectively, no dividend yield and expected life of five years. Volatility of 73% was used for the year ended September 30, 2004. No volatility was used for the year ended September 30, 2003, as the minimum value method calculation does not include volatility. The weighted average fair value of options granted during the year ended September 30, 2004 and 2003 was $6.19 and $0.48, respectively. There were no stock options granted during the year ended September 30, 2002.

13.    Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s board of directors. Contributions to the Benefit Plan were $120, $106 and $102 for the years ended September 30, 2004, 2003 and 2002, respectively.

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

(In Thousands)

Accounts Receivable Reserves
Balances at September 30, 2001	$212
Charged to operations	256
Write-offs	(201)

Balances at September 30, 2002	267
Charged to operations	112
Write-offs	—

Balances at September 30, 2003	379
Charged to operations	26
Write-offs	(155)

Balances at September 30, 2004	$250

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent accountants or disagreements with such accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

Item 9A.	Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) are effective. During the fourth fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are, however, beginning the evaluation of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on September 30, 2005.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders expected to be held on February 2, 2005 (our “2005 Proxy Statement”), and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2005 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Ethics for Senior Officers that applies to our CEO, President, CFO and other key management employees (including other senior financial officers) who have been identified by the board of directors (the “Code of Ethics”). We have also adopted a Code of Business Conduct that applies to all of our employees, officers and directors (the “Code of Business Conduct”). A copy of each of the Code of Ethics and the Code of Business Conduct are included as Exhibits 14.1 and 14.2 to this Annual Report. The Code of Ethics and Code of Business Conduct are also available on our website at www.mflex.com. We will post (i) any waiver, if and when granted, to any provision of the Code of Ethics or Code of Business Conduct (for executive officers or directors) and (ii) any amendment to the Code of Ethics or Code of Business Conduct on our website.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sanford L. Kane (Chairperson), Richard J. Dadamo and Sam Yau. All of such members meet the independence standards established by Nasdaq for serving on an audit committee and the requirements under Section 10A of the Exchange Act. Our board of directors has determined that Mr. Kane qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2005 Proxy Statement under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be contained in the section called “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following summarizes our equity compensation plans at September 30, 2004:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,798,405	$5.58	1,846,300
Equity compensation plans not approved by security holders	None	None	None
Total	2,798,405	$5.58	1,846,300

Item 13.	Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Party Transactions” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information which will be contained under the captions “Ratification of Independent Accountants—Principal Accountant Fees and Services” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” contained in our 2005 Proxy Statement.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

See Index to Consolidated Financial Statements under Item 8

(2)	Financial Statement Schedule

See Index to Consolidated Financial Statements under Item 8

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors

10.2*	1994 Stock Plan of the Registrant, as amended

10.3*	2004 Stock Incentive Plan of the Registrant

10.4*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

14.1	Code of Ethics for Senior Officers

14.2	Code of Business Conduct

21.1*	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see page 66 of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the SEC on June 24, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: December 6, 2004	By:	/s/ PHILIP A. HARDING
Philip A. Harding
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip A. Harding and Craig Riedel, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP A. HARDING Philip A. Harding	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 30, 2004

/S/ CRAIG RIEDEL Craig Riedel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2004

/S/ RICHARD J. DADAMO Richard J. Dadamo	Director	November 30, 2004

/S/ SANFORD L. KANE Sanford L. Kane	Director	November 30, 2004

/S/ KEVIN LEW Kevin Lew	Director	November 30, 2004

/S/ HUAT-SENG LIM, PH.D. Huat-Seng Lim, Ph.D.	Director	November 30, 2004

/S/ RONALD E. RAGLAND Ronald E. Ragland	Director	November 30, 2004

/S/ SAM YAU Sam Yau	Director	November 30, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors

10.2*	1994 Stock Plan of the Registrant, as amended

10.3*	2004 Stock Incentive Plan of the Registrant

10.4*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

14.1	Code of Ethics for Senior Officers

14.2	Code of Business Conduct

21.1*	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see page 66 of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.