Form 10-Q
period 2004-12-31
MULTI FINELINE ELECTRONIX INC
filed 2005-02-10
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50812

MULTI-FINELINE ELECTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3947402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3140 East Coronado Street

Anaheim, CA 92806

(Address of principal executive offices, Zip Code)

(714) 238-1488

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 21, 2005 was 23,397,335.

Multi-Fineline Electronix, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Cash and cash equivalents	$40,093	$38,196
Restricted cash	342	181
Accounts receivable, net of allowances of $616 and $250	56,018	44,382
Inventories	49,330	39,217
Due from affiliates	42	43
Deferred taxes	3,343	3,343
Other current assets	936	807

Total current assets	150,104	126,169
Property, plant and equipment, net	64,090	59,914
Restricted cash	122	122
Deferred taxes	1,790	1,790
Other assets	3,676	2,003

Total assets	$219,782	$189,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42,367	$26,079
Accrued liabilities	8,815	5,990
Due to affiliates	5,569	5,471
Line of credit	4,950	3,369
Income taxes payable	5,735	6,299

Total current liabilities	67,436	47,208
Other liabilities	375	361
Deferred taxes	1,345	1,345

Total liabilities	69,156	48,914

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,294,835 and 23,264,835 shares issued and outstanding	2	2
Additional paid-in capital	89,180	89,110
Retained earnings	61,441	51,971
Accumulated other comprehensive income	3	1

Total stockholders’ equity	150,626	141,084

Total liabilities and stockholders’ equity	$219,782	$189,998

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Net sales	$84,412	$53,450
Cost of sales	64,569	45,762

Gross profit	19,843	7,688

Operating expenses
Sales and marketing	2,166	1,780
General and administrative (includes stock-based compensation expense of $0 and $14 for the three months ended December 31, 2004 and 2003, respectively)	3,831	2,521

Total operating expenses	5,997	4,301

Operating income	13,846	3,387
Other (income) expense, net
Loss from equity method investee, net	40	165
Interest expense	36	128
Interest income	(106)	(10)
Other (income) expense	(11)	(5)

Income before provision for income taxes	13,887	3,109
Provision for income taxes	(4,417)	(964)

Net income	$9,470	$2,145

Net income per share
Basic	$0.41	$0.12
Diluted	$0.38	$0.12
Shares used in computing net income per share
Basic	23,265,769	17,191,932
Diluted	24,975,758	18,631,789

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$9,470	$2,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,482	1,411
Loss from equity method investee	40	119
Provision for doubtful accounts	171	1
Deferred taxes	—	(6)
Stock-based compensation expense	—	14
Loss on disposal of equipment	1	22
Changes in operating assets and liabilities
Accounts receivable	(11,807)	(12,539)
Inventories	(10,113)	(6,426)
Due to/from affiliates, net	99	3,191
Other current assets	(129)	(872)
Other assets	(1,559)	(30)
Accounts payable	16,288	3,620
Accrued liabilities	2,824	2,391
Income tax payable	(564)	972
Other liabilities	14	(1)

Net cash provided by (used in) operating activities	7,217	(5,988)

Cash flows from investing activities
Cash paid for property and equipment	(6,316)	(5,232)
Purchases of software and capitalized internal-use software	(45)	(37)
Deposits on property and equipment	(451)	(1,780)
Cash advances to equity method investee	—	(38)
Proceeds from sale of equipment	—	3
Increase in restricted cash, net	(161)	(114)

Net cash used in investing activities	(6,973)	(7,198)

Cash flows from financing activities
Borrowings on line of credit	4,950	10,928
Payments on line of credit	(3,369)	(2,326)
Principal payments on note payable	—	(58)
Proceeds from exercise of stock options	70	—
Proceeds from issuance of common stock, net of issuance costs of $80	—	10,172

Net cash provided by financing activities	1,651	18,716

Effect of exchange rate changes on cash	2	(8)

Net increase (decrease) in cash	1,897	5,522
Cash and cash equivalents at beginning of period	38,196	5,211

Cash and cash equivalents at end of period	$40,093	$10,733

Non-cash financing activities
Issuance of common stock to Wearnes	—	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Multi-Fineline Electronix, Inc. (the “Company”) was incorporated in 1984 in the State of California. The Company is primarily engaged in the engineering, design and manufacture of flexible printed circuit boards along with related component assemblies.

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 64% of the Company’s outstanding common stock as of September 30, 2004 and December 31, 2004, allowing Wearnes to exercise operating control over the Company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories comprise the following:

	December 31, 2004	September 30, 2004
Raw materials and supplies	$27,922	$23,796
Work-in-progress	9,145	9,788
Finished goods	12,263	5,633

	$49,330	$39,217

Property, Plant, and Equipment

Property, plant and equipment comprise the following:

	December 31, 2004	September 30, 2004
Land	$3,730	$3,730
Building	16,261	17,347
Machinery and equipment	59,540	52,189
Furniture and fixtures	2,527	2,342
Leasehold improvements	2,783	2,783

	84,841	78,391
Accumulated depreciation	(20,751)	(18,477)

	$64,090	$59,914

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Depreciation expense for the three months ended December 31, 2004 and 2003, was $2,364 and $1,332, respectively.

Included in other assets as of December 31, 2004 and September 30, 2004 is capitalized purchased software and internally developed software costs. Amortization of software costs for the three months ended December 31, 2004 and 2003, was $118 and $79, respectively.

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

Changes in product warranty accrual for the three months ended December 31, 2004 and 2003 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31
2004	$1,549	$(922)	$911	$1,538
2003	337	(519)	1,430	1,248

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the three months ended December 31, 2004 was comprised entirely of the Company’s foreign currency translation adjustment. For the three months ended December 31, 2004 and 2003, the comprehensive income was $9,472 and $2,137, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three months ended December 31, 2004 and 2003, foreign exchange transaction gains and losses were included in other expenses and were net losses of $45 and $46, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense, if any, is recognized on a straight-line basis over the respective vesting period based on the difference between the estimated fair value of the Company’s common stock and

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

the exercise price on the date of grant. Prior to the Company’s initial public offering on June 25, 2004, the Company’s common stock did not have a readily determinable fair market value; accordingly, the Company estimated the fair value of its common stock using the results of the Company’s projected discounted cash flows and values of comparable publicly traded companies.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123 (“SFAS No. 148”). As permitted under SFAS No. 148, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB No. 25.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the three months ended December 31, 2004 and 2003, would have decreased to the pro forma amounts below:

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$9,470	$2,145
Stock-based compensation, intrinsic value method, net of tax	—	9
Total stock-based employee compensation expense determined under fair value-based method for all options	—	(33)

Pro forma net income	$9,470	$2,121

Net income per share
Basic, as reported	$0.41	$0.12
Basic, pro forma	$0.41	$0.12
Diluted, as reported	$0.38	$0.12
Diluted, pro forma	$0.38	$0.11
Shares used in computing net income per share
Basic	23,265,769	17,191,932
Diluted	24,975,758	18,631,789

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended December 31,
	2004	2003
Basic weighted-average number of common shares outstanding	23,265,769	17,191,932
Dilutive effect of outstanding stock options	1,709,989	1,439,857

Diluted weighted-average number of common and potential common shares outstanding	24,975,758	18,631,789

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—

Commitments and Contingencies

As of December 31, 2004 and September 30, 2004, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $16,146 and $18,002, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2004 and for the year ended September 30, 2004 are equal to $1,321 and $111, respectively.

As of December 31, 2004, the Company recorded a $1,300 accrual for value added tax, duty and penalties as a result of an import and export review in China, which is still in progress. While it is difficult to predict the final outcome or the timing of resolution of this particular matter, management believes it is probable a loss contingency has been incurred. This accrual was recorded directly to cost of sales.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R, Share-Based Payment (“FAS 123R”), that requires companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company is in the process of evaluating the impact of FAS 123R to its financial position and results of operations and cash flows.

Significant Concentrations

For the three months ended December 31, 2004, 80% of the Company’s net sales were realized from one customer and its subcontractors.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentations.

3. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2004 and the year ended September 30, 2004, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd., a subsidiary of Wearnes, and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; and (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owned 64% of the Company’s outstanding common stock as of December 31, 2004 and September 30, 2004.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	December 31, 2004	September 30, 2004
Due from affiliates
Wearnes Greatwall Circuits	$—	$1
Suzhou Wearnes-Xirlink Electric Co. Ltd.	42	42

	$42	$43

	December 31, 2004	September 30, 2004
Due to affiliates
MFS Technology Ltd.	$5,239	$5,063
Wearnes Hollingsworth Corporation	324	324
Wearnes	6	84

	$5,569	$5,471

Sales to and purchases from affiliates comprise the following:

	Three Months Ended December 31,
	2004	2003
Sales to affiliates
MFS Technology Ltd.	$2	$508

Purchases from affiliates
MFS Technology Ltd.	$1,235	$3,663
Wearnes Greatwall Circuits	—	85

	$1,235	$3,748

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $0 and $96 for the three months ended December 31, 2004 and 2003, respectively. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the three months ended December 31, 2004, no services were provided under this services agreement.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the three months ended December 31, 2004, and the year ended September 30, 2004, the Company paid $0 and $339, respectively to Wearnes Hollingsworth Corporation.

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company terminated a consulting relationship with an independent director on the Company’s board of directors, and entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former Board member $9 per month until June 2006.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of December 31, 2004 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

5. LINES OF CREDIT

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000 ($7,229 at December 31, 2004 and September 30, 2004). The line of credit will mature in February 2005, as amended, and bears interest at LIBOR (2.49% and 1.91% at December 31, 2004 and September 30, 2004, respectively) plus 0.4%, which is payable quarterly. Borrowings outstanding under this line of credit as of December 31, 2004 and September 30, 2004 were $3,000 and $0, respectively.

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit will mature in July 2005 and bears interest at LIBOR (2.49% and 1.91% at December 31, 2004 and September 30, 2004, respectively) plus 0.4%, which is payable quarterly. As of December 31, 2004 and September 30, 2004, the Company had $1,950 and $3,369, respectively, outstanding under this line of credit. During the three months ended December 31, 2004, the Company borrowed $1,950 and made repayments of $3,369. The remaining $1,950 balance is due in full in June 2005.

In November 2003, the Company entered into a $25,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). The line of credit will mature in March 2005. Borrowings bear interest at SIBOR plus 1.4% correlating to the time period of the borrowing. In connection with the IPO, the parties agreed to reduce the facility to $15,000 and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which is 64% as of December 31, 2004. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding stock. As of December 31, 2004 and September 30, 2004, the Company had no borrowings outstanding under this line of credit. In addition to WBL Corporation’s guarantee of a portion of this line of credit, the Company is required to maintain stockholders’ equity of at least $40,000 and the facility must be equal as to priority with all other obligations, with certain limited exceptions.

In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of December 31, 2004 and September 30, 2004, the Company was in compliance with these covenants.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2004	September 30, 2004	December 31, 2004	September 30, 2004
Line of credit (BC)	$4,229	$7,229	$3,000	$—
Line of credit (SPDB)	18,050	16,631	1,950	3,369
Line of credit (NLG)	15,000	15,000	—	—

	$37,279	$38,860	$4,950	$3,369

6. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country in which the sales originate (i.e., where the legal subsidiary is domiciled). The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2004	2003
Net sales
United States	$58,497	$45,785
China	44,121	14,760
Eliminations	(18,206)	(7,095)

Total	$84,412	$53,450

Operating income
United States	11,244	2,440
China	2,602	947

Total	$13,846	$3,387

Depreciation and amortization
United States	661	615
China	1,821	796

Total	$2,482	$1,411

Capital expenditures
United States	$445	$706
China	6,367	6,343

Total	$6,812	$7,049

	December 31, 2004	September 30, 2004
Total assets
United States	$169,358	$161,797
China	92,716	69,766
Eliminations	(42,292)	(41,565)

Total	$219,782	$189,998

Long-lived assets
United States	$16,904	$17,879
China	52,774	45,950

Total	$69,678	$63,829

7. SUBSEQUENT EVENT

In January 2005, the Company received an extension of the tax holiday for our MFC1 facility from the Chinese government. This tax holiday allows the Company to operate for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%. Although the extended tax holiday will have a net favorable impact on our future effective tax rate, the Company will be required to revalue MFC1’s deferred tax assets and liabilities using the lower rate. As a result, during the second fiscal quarter of 2005, MFC1 will be required to decrease its net deferred tax assets and increase its income tax expense by approximately $670.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended December 31, 2004 and 2003

The following table sets forth the Statement of Operations data of the Company expressed as a percentage of net sales for the period indicated.

	Three Months Ended December 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	76.5	85.6

Gross profit	23.5	14.4

Operating expenses:
Sales and marketing	2.6	3.3
General and administrative	4.5	4.7

Total operating expenses	7.1	8.0

Operating income	16.4	6.4
Interest (income) / expense, net	(0.1)	0.3
Other expense, net	0.0	0.3

Income before provision for income taxes	16.5	5.8
Provision for income taxes	(5.2)	(1.8)

Net income	11.3%	4.0%

Net Sales

The increase of $31.0 million was primarily attributable to further growth in wireless telecommunications sector of $25.7 million, which accounted for approximately 80% of total net sales for the three months ended December 31, 2004 versus 83% for the comparable period in the prior year. The increase in wireless net sales is due to the added level of phone features, which utilize additional flex circuits per phone. Industrial customer net sales, our second largest sector, increased by $2.6 million or 55% over the comparable period in the prior year due to the growth of several new programs related to bar code scanners and industrial data storage devices. The personal digital assistant, network telecommunications and power transmission sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the three months ended December 31, 2004 was 77% versus 86% for the comparable period in the prior year. Increases in the material cost percentage of sales were partially offset by favorable declines in labor and overhead cost percentages, primarily attributable to the shifting of high volume production from the Anaheim facility to MFC2. The increase in material costs was due primarily to growth in net sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content, partially offset by improvements in production yields.

As a percentage of net sales, gross profit increased to 24% for the three months ended December 31, 2004 from 14% for the comparable period in the prior year. Gross profit increased to $19.8 million for the three months ended December 31, 2004 from $7.7 million in the comparable period in the prior year, an increase of 157%. The increase in gross margin was primarily due to the increased benefit derived from the lower offshore cost structure and fixed cost leveraging, as well as efficiency and manufacturing yield improvements. Our gross profit for the three months ended December 31, 2004 included a $1.3 million accrual for additional value added tax, duty and penalties in China.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $1.0 million for the three months ended December 31, 2004 from $905,000 in the comparable period in the prior year, primarily due to higher revenue. As a percent of sales, commissions decreased slightly from 2% for the three months ended December 31, 2003 to 1% for the three months ended December 31, 2004, primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $1.2 million for the three months ended December 31, 2004 from $875,000 in the comparable period in the prior year, an increase of 37%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense decreased to 1% for the three months ended December 31, 2004 from 2% for the comparable period in the prior year due to the leveraging of fixed salary costs over increased sales. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense remained relatively unchanged at 5%. The $1.3 million increase in general and administrative expense was primarily attributable to an increase in expenses experienced as a result of being a public company, including increases in directors and officers insurance and audit expenses. Increased bonus expense, offset by a cessation of management fee charges by Wearnes, also contributed to the change in general and administrative expense between the two periods. As stated above with the sales and marketing expenses, we believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income /( Expense), Net

Net interest income increased to $70,000 for the three months ended December 31, 2004 from expense of $118,000 in the comparable period in the prior year. The change in interest, net was primarily due to the payoff of debt incurred to support working capital needs as a result of the business growth and to support the capacity expansion in MFC2 and the interest earned from the excess proceeds of the Company’s initial public offering in June 2004.

Other Expense, Net

Net other expense decreased to $29,000 for the three months ended December 31, 2004 from $160,000 for the comparable period in the prior year. The decrease in other expense, net is due to the reduced loss from Mind Wurx LLC in the current quarter versus the comparable quarter in the prior year.

Income Taxes

The effective tax rate for the three months ended December 31, 2004 was 29% versus 31% for the comparable period of the prior year. The lower effective tax rate was due primarily to the higher percentage of China generated pre-tax income, which is taxed at a lower rate. The actual rate for the three months ended December 31, 2004 was incrementally increased by $400,000 due to the net impact of the accrual related to the transfer price audit for the fiscal years 1999 through 2003 by the Chinese Tax Authorities.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $40.1 million at December 31, 2004 and $38.2 million at September 30, 2004.

During the three months ended December 31, 2004, net income of $9.5 million, adjusted for depreciation, deferred taxes, loss on equipment disposal, stock-based compensation expense, provision for doubtful accounts and loss on equity investment, generated $12.2 million of operating cash. This amount was decreased by $5.0 million required for working capital.

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

Changes in the principal components of working capital for the three months ended December 31, 2004 were as follows:

Our net accounts receivable increased 26% to $56.0 million at December 31, 2004 from $44.4 million at September 30, 2004. The increase in outstanding accounts receivable was attributable to higher monthly sales during the three months ended December 31, 2004, as compared to the year ended September 30, 2004, as a result of a significant increase in business volumes. Our net inventory balances increased to $49.3 million at December 31, 2004 from $39.2 million at September 30, 2004, an increase of 26%. The principal reason for this increase was a build up for two programs anticipated to be shipped in January 2005. Our accounts payable balance increased to $42.4 million at December 31, 2004 from $26.1 million at September 30, 2004, an increase of 62%, as a result of increased purchases in support of the higher business volumes.

Our principal investing and financing activities for the three months ended December 31, 2004 were as follows:

Net cash used in investing activities was $7.0 million for the three months ended December 31, 2004. Capital expenditures included $6.8 million of capital equipment and other assets, including $451,000 of deposits for fixed asset purchases, primarily for the purchase of machinery and equipment for our second China operations. Depreciation expense was $2.5 million for the three months ended December 31, 2004. As of December 31, 2004 and September 30, 2004, we had outstanding purchase commitments related to MFC2 capital projects which totaled $16.1 million and $18.0 million, respectively.

Net cash provided from financing activities was $1.7 million for the three months ended December 31, 2004 and consisted of net borrowings on our lines of credit. Our loans payable and borrowings outstanding against credit facilities increased to $5.0 million as of December 31, 2004 from $3.4 million at September 30, 2004. The increase in outstanding loan amounts was due to additional amounts drawn to expand our China operations and fund working capital growth.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe has the most significant effect on our reported results and require subjective or complex judgments of managements is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2004. Management believes that at December 31, 2004, there has been no material change to this information.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended December 31, 2004, 80% of our net sales were to Motorola and 28 of its subcontractors. Several subcontractors of Motorola are also significant customers of ours. For the three months ended December 31, 2004, sales of our products to Foxconn International Holdings accounted for 10% of our net sales. For the year ended September 30, 2004, sales of our products to Hosiden F.D. Corporation and its affiliates, Optrex Corporation Japan and its affiliates and Koninklijke Philips Electronics NV and its affiliates accounted for 11%, 10% and 7% of our net sales, respectively.

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

We must obtain orders from new and existing customers on an ongoing basis to increase our net sales and grow our business. We are continuing our efforts to reduce dependence on a limited number of customers; however, net sales attributable to Motorola and its subcontractors are expected to continue to represent a substantial portion of our net sales for the foreseeable future. The loss of Motorola and its subcontractors, a significant reduction in sales we make to them, a reduction in the pricing of our products sold to them or any problem collecting accounts receivable from them would reduce our net income.

We are heavily dependent upon the wireless telecommunications industry, and any downturn in the industry may reduce our net sales.

For the three months ended December 31, 2004, 83% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our sales will be harmed if we are unable to obtain a sufficient number of orders from customers in each quarter. In addition, because our customers purchase from us on a purchase order basis, they may cancel, change or delay product purchase commitments with little or no advance notice to us. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual sales. As a result of the foregoing factors, we are not able always to forecast with certainty the sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	price reductions due to competitive pressure.

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

We sell our flexible printed circuit products directly or indirectly to original equipment manufacturers, or OEMs, that include our products and component assemblies in their product offerings. As a result, we rely on OEMs to select our products to be designed into their product offerings. We must qualify our products with our customers, which involves demonstrating to our customers that our products can be manufactured within specified tolerances. This process can be time-consuming, complex, costly and difficult. If an OEM selects one of our competitors to provide a product instead of us, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Our customers typically are not obligated to purchase products from us and can stop using our products at any time. Even if an OEM designs one of our products into its product offering, we have no assurance that the product will be commercially successful, that we will receive any order from that manufacturer or that we will not be undercut by a competitor’s pricing.

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

WBL Corporation beneficially owns 64% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year; although, through our Stockholders Agreement with WBL Corporation, we have agreed that WBL Corporation may nominate up to one-third of the seats on our board of directors at any time.

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

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS Technology Limited, or MFS, a subsidiary of WBL Corporation that is located in Singapore, competes with us in many markets, including telecommunications. Although WBL Corporation has advised us that the individuals who manage WBL’s investment in MFS are not the same as the individuals who manage WBL’s investment in us and are subject to confidentiality obligations, there is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. For example, WBL Corporation has issued bonds under an indenture that, among other things, contains restrictive covenants that prohibit WBL Corporation and its principal subsidiaries from incurring debt under some circumstances. Although we are not bound by the terms of the indenture, if we entered into an obligation that was prohibited by the indenture, it could result in WBL Corporation being in default under the indenture because the indenture prohibits principal subsidiaries of WBL Corporation, as defined in the indenture, from granting a security interest in or otherwise encumbering their assets. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

As a stockholder, WBL Corporation does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation does have the ability to nominate one-third of our board of directors and therefore can influence decisions that require board approval.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our Chief Executive Officer and Chairman of the board of directors, and Reza Meshgin, our President and Chief Operating Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and, accordingly, the costs of retaining such employees, in China. Our future success may also depend on our ability to attract and retain additional qualified management, engineering and sales and marketing personnel.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China or Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. Such competitive pricing could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results. In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. It is possible that any of these EMS providers may develop their own flexible printed circuit manufacturing capabilities, in which case they may cease ordering products from us and may compete with us on future OEM programs.

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

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits. Our customers require that we use raw materials and components that have been pre-qualified by them, which limits further the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive components on a timely basis.

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

We purchased greater than 99% of all materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co. and Rogers Corporation for the three months ended December 31, 2004.

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and expect to continue to experience insufficient power supplies in the foreseeable future. We cannot be assured that our back-up generator(s) will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders.

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

We may not address successfully problems encountered in connection with any future acquisition.

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

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday for our first manufacturing facility in China, MFC1, at the reduced rate of income tax equal to 12% will expire at December 31, 2007. For the fiscal years ended September 30, 2004, and 2003, we realized tax savings of $2,750,000 and $258,000, respectively, for our operations in China related to MFC1. We are in the process of finalizing our transfer price audit for MFC1 with the Chinese Tax authorities for fiscal years 1999 through 2003. We estimate the net impact of the audit will be approximately $400,000, which was added incrementally to our three months ended December 31, 2004 tax expense; however, this estimate may not be correct and we may be required to pay increased taxes and penalties.

We also have obtained a tax holiday for our second manufacturing facility in China, MFC2, that allows for tax-free operation for the first two years (beginning calendar year ending December 31, 2004) followed by three years of operation at a reduced rate of income tax equal to 12%. However, this tax holiday may be challenged, modified or even eliminated by taxing authorities or changes in law. We cannot determine with certainty the amount of tax savings we will realize, if any, as a result of this tax holiday.

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

We are also currently in the process of a review in China of our import and export of raw and component materials at MFC1. We have been advised by the relevant custom authorities that upon completion of this review, we may be required to pay value added tax and duty, plus penalties, due to shortages in, and/or excess stock of, these raw and component materials. We estimate that the net impact of the value added tax, duty and penalties as a result of this review will be $1,300,000, which has been included in our cost of sales for the three months ended December 31, 2004; however, this estimate may not be correct and we may be required to pay more, or less, as a result of such review.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies. A significant part of our manufacturing operations is located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities in China could be substantial.

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $122,000 of restricted cash as of September 30, 2004 and December 31, 2004, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended September 30, 2005 by Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are adopting a project work plan to assess the adequacy of our internal controls, remediate any weakness that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 since we may not receive an Independent Registered Public Accounting Firms’ report.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of January 21, 2005, we have 23,397,335 shares of common stock issued and outstanding and 1,643,305 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stock sells its shares into the market, the market price of our common stock could decline.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2004, we had $0, $1.95 and $3.0 million outstanding under our loan agreements with NLG, SPDB and BC, respectively. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $151.5 million, or 71%, of total shipments to these foreign manufacturers for the year ended September 30, 2004 was made in U.S. Dollars. The balance of our sales is denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been 8.3 RMB per U.S. Dollar for the fiscal year ended September 30, 2004 and the three months ended December 31, 2004. Transactions in RMB represent approximately 9% of total revenues from foreign customers for the three months ended December 31, 2004. We generally do not consider it necessary to hedge against currency risk, as a significant portion or our expenses are denominated in RMB, providing a natural hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, in the process of evaluating our internal controls over financial reporting in order to comply with Section 404. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our annual report on Form 10-K for the fiscal year ending on September 30, 2005.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds

We registered 5,566,508 shares of our common stock in connection with our initial public offering, or IPO, under the Securities Act of 1933 (5,000,000 for us and 566,508 for our selling stockholders). The SEC declared our Registration Statement on Form S-1, as amended (Reg. No. 333-114510), for the IPO effective on June 24, 2004. The net offering proceeds to us after deducting expenses were $44,600,000. We used $21.0 million of the proceeds to pay the outstanding amount of the revolving line of credit with NLG through December 31, 2004. In addition, we used $2.0 million of the proceeds to pay the outstanding amount of the revolving line of credit with BC in September 2004, and $1.0 million of the proceeds to reduce the outstanding balance of our revolving line of credit with SPDB. We have also used $4.7 million of the proceeds for the construction of MFC2. We also utilized $1.9 million of the proceeds to offset expenses incurred in the IPO. We have invested the remaining net proceeds in seven-day municipal securities and in a money market account.

Item 6. Exhibits

3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.1	*	Form of Common Stock Certificate

10.1	*	Form of Indemnification Agreement between the Registrant and its officers and directors

10.2	*	1994 Stock Plan of the Registrant, as amended

10.3	*	2004 Stock Incentive Plan of the Registrant

10.4	*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited

10.6	*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7	*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.8	*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale

10.9	*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates

10.10	*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

31.1		Section 302 Certification by the Company’s chief executive officer

31.2		Section 302 Certification by the Company’s principal financial officer

32.1		Section 906 Certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 10, 2005	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.1	*	Form of Common Stock Certificate

10.1	*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.2	*	1994 Stock Plan of the Registrant, as amended.

10.3	*	2004 Stock Incentive Plan of the Registrant.

10.4	*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited.

10.6	*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China.

10.7	*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank.

10.8	*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale.

10.9	*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates.

10.10	*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

31.1		Section 302 Certification by the Company’s chief executive officer

31.2		Section 302 Certification by the Company’s principal financial officer

32.1		Section 906 certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1 (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.