Form 10-Q
period 2005-03-31
MULTI FINELINE ELECTRONIX INC
filed 2005-05-12
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 6, 2005 was 23,701,840.

Multi-Fineline Electronix, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Cash and cash equivalents	$26,349	$16,631
Short term investments	17,465	21,565
Restricted cash	612	181
Accounts receivable, net of allowances of $341 and $250	51,530	44,382
Inventories	37,118	39,217
Due from affiliates	213	43
Deferred taxes	3,258	3,343
Other current assets	690	807

Total current assets	137,235	126,169
Property, plant and equipment, net	65,797	59,914
Restricted cash	124	122
Deferred taxes	1,205	1,790
Other assets	3,617	2,003

Total assets	$207,978	$189,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,098	$26,079
Accrued liabilities	8,891	5,990
Due to affiliates	1,687	5,471
Line of credit	4,950	3,369
Income taxes payable	4,860	6,299

Total current liabilities	46,486	47,208
Other liabilities	371	361
Deferred taxes	1,345	1,345

Total liabilities	48,202	48,914

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,605,940 and 23,264,835 shares issued and outstanding	2	2
Additional paid-in capital	90,435	89,110
Retained earnings	69,336	51,971
Accumulated other comprehensive income	3	1

Total stockholders’ equity	159,776	141,084

Total liabilities and stockholders’ equity	$207,978	$189,998

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales	$77,392	$56,516	$161,804	$109,966
Cost of sales	58,873	42,933	123,442	88,695

Gross profit	18,519	13,583	38,362	21,271

Operating expenses
Sales and marketing	2,263	1,998	4,429	3,778
General and administrative (includes stock-based compensation expense of $99, $99, $0 and $14 for the three and six months ended March 31, 2005 and 2004, respectively)	4,185	3,152	8,016	5,673

Total operating expenses	6,448	5,150	12,445	9,451

Operating income	12,071	8,433	25,917	11,820
Other (income) expense, net
Interest expense	65	284	101	405
Interest income	(168)	(24)	(274)	(27)
Other (income) expense	(91)	99	(62)	259

Income before provision for income taxes	12,265	8,074	26,152	11,183
Provision for income taxes	(4,370)	(2,317)	(8,787)	(3,281)

Net income	$7,895	$5,757	$17,365	$7,902

Net income per share
Basic	$0.34	$0.32	$0.74	$0.45
Diluted	$0.32	$0.30	$0.70	$0.42
Shares used in computing net income per share
Basic	23,468,084	18,257,835	23,368,087	17,724,885
Diluted	24,894,249	19,336,815	24,698,791	18,659,958

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$17,365	$7,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,098	2,938
Loss from equity method investee	—	205
Provision for doubtful accounts	269	78
Deferred taxes	670	(69)
Stock-based compensation expense	99	14
Loss on disposal of equipment	105	34
Changes in operating assets and liabilities
Accounts receivable	(7,417)	(16,922)
Inventories	2,099	(6,363)
Due to/from affiliates, net	(3,954)	2,730
Other current assets	117	5
Other assets	(1,715)	(639)
Accounts payable	19	(2,742)
Accrued liabilities	2,900	2,088
Income tax payable	(1,439)	1,657
Other liabilities	10	9

Net cash provided by (used in) operating activities	14,226	(9,075)

Cash flows from investing activities
Sale of short term investments	4,100	—
Cash paid for property and equipment	(10,512)	(10,971)
Purchases of software and capitalized internal-use software	(84)	(62)
Deposits on property and equipment	(410)	(280)
Cash advances to equity method investee	—	(242)
Proceeds from sale of equipment	22	509
Increase in restricted cash, net	(433)	—

Net cash used in investing activities	(7,317)	(11,046)

Cash flows from financing activities
Borrowings on line of credit	4,950	14,326
Payments on line of credit	(3,369)	(3,410)
Proceeds from note payable	—	7,602
Principal payments on note payable	—	(4,611)
Proceeds from exercise of stock options	1,226	—
Proceeds from issuance of common stock, net of issuance costs of $0 and $80	—	10,172

Net cash provided by financing activities	2,807	24,079

Effect of exchange rate changes on cash	2	(22)

Net increase in cash	9,718	3,936
Cash and cash equivalents at beginning of period	16,631	5,211

Cash and cash equivalents at end of period	$26,349	$9,147

Non-cash financing activities
Issuance of common stock to Wearnes	—	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 63% and 64% of the Company’s outstanding common stock as of March 31, 2005 and September 30, 2004, allowing Wearnes to exercise operating control over the Company.

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

Short-Term Investments

Short-term investments consist of certain marketable debt securities, which consist primarily of auction rate obligation securities of short to intermediate term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value which approximates amortized cost.

Inventories

Inventories comprise the following:

	March 31, 2005	September 30, 2004
Raw materials and supplies	$17,053	$23,796
Work-in-progress	10,063	9,788
Finished goods	10,002	5,633

	$37,118	$39,217

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment comprise the following:

	March 31, 2005	September 30, 2004
Land	$3,730	$3,730
Building	16,728	17,347
Machinery and equipment	63,060	52,189
Furniture and fixtures	2,666	2,342
Leasehold improvements	2,806	2,783

	88,990	78,391
Accumulated depreciation	(23,193)	(18,477)

	$65,797	$59,914

Depreciation expense for the six months ended March 31, 2005 and 2004, was $4,861 and $2,778, respectively.

Included in other assets as of March 31, 2005 and September 30, 2004 is capitalized purchased software and internally developed software costs. Amortization of software costs for the six months ended March 31, 2005 and 2004, was $237 and $160, respectively.

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

Changes in product warranty accrual for the three months ended March 31, 2005 and 2004 were as follows:

	Warranty Accrual Balance at December 31	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31
2005	$1,538	$(770)	$639	$1,407
2004	1,248	(1,185)	1,000	1,063

Changes in product warranty accrual for the six months ended March 31, 2005 and 2004 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31
2005	$1,549	$(1,692)	$1,550	$1,407
2004	337	(1,704)	2,430	1,063

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the three and six months ended March 31, 2005 and 2004 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and six months ended March 31, 2005 and 2004, the comprehensive income was $7,895, $17,365, $5,743 and $7,880, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three and six months ended March 31, 2005 and 2004, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $37 and net losses of $8, $29 and $75, respectively.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the three and six months ended March 31, 2005 and 2004, would have decreased to the pro forma amounts below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$7,895	$5,757	$17,365	$7,902
Stock-based compensation, intrinsic value method, net of tax	70	—	70	9
Total stock-based employee compensation expense determined under fair value-based method for all options	(74)	—	(74)	(50)

Pro forma net income	$7,891	$5,757	$17,361	$7,861

Net income per share
Basic, as reported	$0.34	$0.32	$0.74	$0.45
Basic, pro forma	$0.34	$0.32	$0.74	$0.44
Diluted, as reported	$0.32	$0.30	$0.70	$0.42
Diluted, pro forma	$0.32	$0.30	$0.70	$0.42
Shares used in computing net income per share
Basic	23,468,084	18,257,835	23,368,087	17,724,885
Diluted	24,894,249	19,336,815	24,698,791	18,659,958

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Net Income Per Share-Basic and Diluted

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities are determined using the treasury stock method.The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic weighted-average number of common shares outstanding	23,468,084	18,257,835	23,368,087	17,724,885
Dilutive effect of outstanding stock options	1,426,165	1,078,980	1,330,704	935,073

Diluted weighted-average number of common and potential common shares outstanding	24,894,249	19,336,815	24,698,791	18,659,958

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—	—	—

Commitments and Contingencies

As of March 31, 2005 and September 30, 2004, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $5,119 and $18,002, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the six months ended March 31, 2005 and for the year ended September 30, 2004 are equal to $1,632 and $111, respectively.

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

In January 2005, the Company received an extension of the tax holiday for the Company’s MFC1 facility from the Chinese government. This tax holiday allows the Company to operate for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%. Although the extended tax holiday will have a net favorable impact on the Company’s future effective tax rate, the Company was required to revalue MFC1’s deferred tax assets and liabilities using the lower rate. As a result, during the three months ended March 31, 2005, MFC1 decreased its net deferred tax assets and increase its income tax expense by approximately $670.

The Company is currently under audit by the Internal Revenue Service and from time to time, audited by other taxing authorities. We do not believe the results of these audits will have a materially adverse effect to the balance sheet or results of operations.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R, Share-Based Payment (“FAS 123R”), that requires companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

adoption date. The Company is in the process of evaluating the impact of FAS 123R to its financial position and results of operations and cash flows. FAS 123R will be effective for the Company in the first quarter of fiscal year 2006.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter.

On December 21, 2004, the Financial Accounting Standards Board Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. As regulations are still pending, the Company has been unable to quantify this impact.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of March 31, 2005, the Company has not decided on whether and to what extent it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

Significant Concentrations

For the three and six months ended March 31, 2005, 79% of the Company’s net sales were realized from one customer and its subcontractors.

Reclassification

The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll the investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term investments of $21,565 on the September 30, 2004 balance sheet.

3. RELATED PARTY TRANSACTIONS

During the three and six months ended March 31, 2005 and 2004 and the year ended September 30, 2004, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd., a subsidiary of Wearnes, and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; and (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owned 63% and 64% of the Company’s outstanding common stock as of March 31, 2005 and September 30, 2004, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	March 31, 2005	September 30, 2004
Due from affiliates
MFS Technology Ltd.	$102	$—
Wearnes Greatwall Circuits	—	1
Suzhou Wearnes-Xirlink Electric Co. Ltd.	42	42
Wearnes	69	—

	$213	$43

	March 31, 2005	September 30, 2004
Due to affiliates
MFS Technology Ltd.	$1,363	$5,063
Wearnes Hollingsworth Corporation	324	324
Wearnes	—	84

	$1,687	$5,471

Sales to and purchases from affiliates comprise the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Sales to affiliates
MFS Technology Ltd.	$—	$9	$2	$518
Wearnes Greatwall Circuits	—	1	—	1
MFS Technologies (M) Sdn. Bhd.	—	2	—	2

	$—	$12	$2	$521

Purchases from affiliates
MFS Technology Ltd.	$162	$—	$1,397	$3,560
Wearnes Greatwall Circuits	—	—	—	85

	$162	$—	$1,397	$3,645

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $0 and $194 for the six months ended March 31, 2005 and 2004, respectively. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the six months ended March 31, 2005, no services were provided under this services agreement.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the six months ended March 31, 2005 and 2004, the Company paid $0 and $15, respectively to Wearnes Hollingsworth Corporation.

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

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of March 31, 2005 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

5. LINES OF CREDIT

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000 ($7,229 at September 30, 2004). The line of credit was increased by RMB 40,000 to RMB 100,000 in October 2004 ($12,082 at March 31, 2005). The line of credit will mature in October 2005, as amended, and bears interest at LIBOR (3.03% and 1.91% at March 31, 2005 and September 30, 2004, respectively) plus 0.4%, which is payable quarterly. Borrowings outstanding under this line of credit as of March 31, 2005 and September 30, 2004 were $3,000 and $0, respectively.

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit will mature in July 2005 and bears interest at LIBOR (3.03% and 1.91% at March 31, 2005 and September 30, 2004, respectively) plus 0.75%, which is payable quarterly. As of March 31, 2005 and September 30, 2004, the Company had $1,950 and $3,369, respectively, outstanding under this line of credit. During the six months ended March 31, 2005, the Company borrowed $1,950 and made repayments of $3,369. The remaining $1,950 balance is due in full in June 2005.

In November 2003, the Company entered into a $25,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). In March 2005 the maturity date on the line of credit was extended to mature in June 2005. Borrowings bear interest at SIBOR plus 1.4% correlating to the time period of the borrowing. In connection with the IPO, the parties agreed to reduce the facility to $15,000 and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which is 63% as of March 31, 2005. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding stock. As of March 31, 2005 and September 30, 2004, the Company had no borrowings outstanding under this line of credit. In addition to WBL Corporation’s guarantee of a portion of this line of credit, the Company is required to maintain stockholders’ equity of at least $40,000 and the facility must be equal as to priority with all other obligations, with certain limited exceptions.

In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of March 31, 2005 and September 30, 2004, the Company was in compliance with these covenants.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2005	September 30, 2004	March 31, 2005	September 30, 2004
Line of credit (BC)	$9,082	$12,082	$3,000	$—
Line of credit (SPDB)	18,050	16,631	1,950	3,369
Line of credit (NLG)	15,000	15,000	—	—

	$42,132	$43,713	$4,950	$3,369

6. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country in which the sales originate (i.e., where the legal entity is domiciled). The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales
United States	$47,762	$39,734	$106,259	$85,519
China	42,489	26,114	86,610	40,874
Eliminations	(12,859)	(9,332)	(31,065)	(16,427)

Total	$77,392	$56,516	$161,804	$109,966

Operating income
United States	5,340	4,248	16,584	6,688
China	6,731	4,185	9,333	5,132

Total	$12,071	$8,433	$25,917	$11,820

Depreciation and amortization
United States	625	614	1,286	1,229
China	1,991	913	3,812	1,709

Total	$2,616	$1,527	$5,098	$2,938

	March 31, 2005	September 30, 2004
Total assets
United States	$165,337	$161,797
China	116,445	69,766
Eliminations	(73,804)	(41,565)

Total	$207,978	$189,998

Long-lived assets
United States	$16,411	$17,879
China	54,332	45,950

Total	$70,743	$63,829

7. SUBSEQUENT EVENT

In April 2005, the Company finalized the transfer price audit with the Chinese Tax Authority for the calendar years 1999 through 2004. The net impact from the settlement was $400 accrued in the three months ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies, Sarbanes-Oxley compliance and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

The following table sets forth the Statement of Operations data of the Company expressed as a percentage of net sales for the period indicated.

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	76.1	76.0

Gross profit	23.9	24.0

Operating expenses:
Sales and marketing	2.9	3.5
General and administrative	5.4	5.6

Total operating expenses	8.3	9.1

Operating income	15.6	14.9
Interest (income) / expense, net	(0.1)	0.4
Other (income) / expense, net	(0.1)	0.2

Income before provision for income taxes	15.8	14.3
Provision for income taxes	(5.7)	(4.1)

Net income	10.1%	10.2%

Net Sales

The increase of $20.9 million was primarily attributable to further growth in wireless telecommunications sector of $16.8 million, which accounted for approximately 83% of total net sales for the three months ended March 31, 2005 versus 85% for the comparable period in the prior year. The increase in wireless net sales is due to the added level of phone features, which utilize additional flex circuits per phone. Industrial customer net sales, our second largest sector, increased by $1.6 million or 32% over the comparable period in the prior year due to the growth of several new programs related to bar code scanners and industrial data storage devices. The personal digital assistant, network telecommunications and power transmission sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

As a percentage of net sales, cost of sales remained relatively unchanged at 76% for the three months ended March 31, 2005 and the comparable period in the prior year. Cost of sales increased to $58.9 million for the three months ended March 31, 2005 from $42.9 million in the comparable period in the prior year, an increase of 37%, primarily due to the increased revenue volumes.

As a percentage of net sales, gross profit remained constant at 24% for the three months ended March 31, 2005 and the comparable period in the prior year. Gross profit increased to $18.6 million for the three months ended March 31, 2005 from $13.6 million in the comparable period in the prior year, an increase of 36%, primarily due to the increased revenue volumes.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $1.1 million for the three months ended March 31, 2005 from $1.0 million in the comparable period in the prior year, primarily due to higher revenue. As a percent of sales, commissions decreased from 2% for the three months ended March 31, 2004 to 1% for the three months ended March 31, 2005, primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $1.2 million for the three months ended March 31, 2005 from $1.0 million in the comparable period in the prior year, an increase of 20%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit remained constant at 2% for the three months ended March 31, 2005 and 2004. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense remained relatively unchanged at 5%. The $1.0 million increase in general and administrative expense was primarily attributable to an increase in expenses experienced as a result of being a public company, including increases in directors and officers insurance and Sarbanes-Oxley expenses. These additional expenses were offset by a cessation of management fee charges by Wearnes, which also contributed to the change in general and administrative expense between the two periods. As stated above with the sales and marketing expenses, we believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income /(Expense), Net

Net interest income increased to $103,000 for the three months ended March 31, 2005 from expense of $260,000 in the comparable period in the prior year. The decrease in net interest expense was primarily due to the interest expense incurred on the GE Capital loan attributable to the loan installments paid during the period from October 2003 through January 2004 and interest penalty of $181,000 resulting from the early repayment of the debt in February 2004.

Other Income/(Expense), Net including loss from equity method investee, net

Net other income / expense increased to income of $91,000 for the three months ended March 31, 2005 from expense of $99,000 for the comparable period in the prior year. The principal component of the change was the loss from our equity investment in Mind Wurx LLC, or Mind Wurx. The loss from the equity investment was zero, due to the full absorption of the investment’s basis in prior periods, and $86,000 for the three months ended March 31, 2005 and 2004, respectively.

Income Taxes

The effective tax rate for the three months ended March 31, 2005 was 35% versus 29% for the comparable period of the prior year. The higher effective tax rate was due primarily to the higher percentage of United States generated pre-tax income, which is taxed at a higher rate. The actual rate for the three months ended March 31, 2005 was incrementally increased by $670,000 due to the decrease in our deferred tax assets and liabilities from our revaluation of MFC1 deferred tax assets and liabilities required due to the extension of the tax holiday for our MFC1 facility from the Chinese government. This tax holiday allows us to operate MFC1 for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%, and will have a net favorable impact on our future effective tax rate.

Comparison of the Six Months Ended March 31, 2005 and 2004

The following table sets forth the Statement of Operations data of the Company expressed as a percentage of net sales for the period indicated.

	Six Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	76.3	80.7

Gross profit	23.7	19.3

Operating expenses:
Sales and marketing	2.7	3.4
General and administrative	5.0	5.2

Total operating expenses	7.7	8.6

Operating income	16.0	10.7
Interest (income) / expense, net	(0.1)	0.2
Other (income) / expense, net	0.0	0.3

Income before provision for income taxes	16.1	10.2
Provision for income taxes	(5.4)	(3.0)

Net income	10.7%	7.2%

Net Sales

The increase of $51.8 million was primarily attributable to further growth in wireless telecommunications sector of $42.5 million, which accounted for approximately 83% of total net sales for the six months ended March 31, 2005 versus 84% for the comparable period in the prior year. The increase in wireless net sales is due to the added level of phone features, which utilize additional flex circuits per phone. Industrial customer net sales, our second largest sector, increased by $4.3 million or 44% over the comparable period in the prior year due to the growth of several new programs related to bar code scanners and industrial data storage devices. The personal digital assistant, network telecommunications and power transmission sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the six months ended March 31, 2005 was 76% versus 81% for the comparable period in the prior year. Increases in the material cost percentage of sales were partially offset by favorable declines in labor and overhead cost percentages, primarily attributable to the shifting of high volume production from the Anaheim facility to MFC2. The increase in material costs was due primarily to growth in sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content, partially offset by improvements in production yields.

As a percentage of net sales, gross profit increased to 24% for the six months ended March 31, 2005 from 19% for the comparable period in the prior year. Gross profit increased to $38.4 million for the six months ended March 31, 2005 from $21.3 million in the comparable period in the prior year, an increase of 80%. The increase in gross profit was primarily due to the increased benefit derived from the lower offshore cost structure and fixed cost leveraging, as well as efficiency and manufacturing yield improvements. Our gross profit for the six months ended March 31, 2005 included a $1.3 million accrual for additional value added tax, duty and penalties in China.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $2.1 million for the six months ended March 31, 2005 from $2.0 million in the comparable period in the prior year, primarily due to higher revenue. As a percentage of sales, commissions decreased from 2% for the six months ended March 31, 2004 to 1% for the six months ended March 31, 2005, primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $2.3 million for the six months ended March 31, 2005 from $1.8 million in the comparable period in the prior year, an increase of 28%, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense decreased to 1% for the six months ended March 31, 2005 from 2% for the comparable period in the prior year due to the leveraging of fixed salary costs over increased sales. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense remained relatively unchanged at 5%. The $2.0 million increase in general and administrative expense was primarily attributable to an increase in expenses experienced as a result of being a public company, including increases in directors and officers insurance, audit and Sarbanes-Oxley expenses. Increased bonus expense, offset by a cessation of management fee charges by Wearnes, also contributed to the change in general and administrative expense between the two periods. As stated above with the sales and marketing expenses, we believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income /(Expense), Net

Net interest income increased to $173,000 for the six months ended March 31, 2005 from expense of $378,000 in the comparable period in the prior year. The decrease in net interest expense was primarily due to the interest expense incurred on the GE Capital loan attributable to the loan installments paid during the period from October 2003 through January 2004 and interest penalty of $181,000 resulting from the early repayment of the debt in February 2004.

Other Income/(Expense), Net

Net other income / expense increased to income of $62,000 for the six months ended March 31, 2005 from expense of $259,000 for the comparable period in the prior year. The principal component of the change was the loss from our equity investment in Mind Wurx. The loss from the equity investment was $39,000 and $205,000 for the six months ended March 31, 2005 and 2004, respectively.

Income Taxes

The effective tax rate for the six months ended March 31, 2005 was 30% versus 29% for the comparable period of the prior year. The higher effective tax rate is primarily to the higher percentage of United States generated pre-tax income, which is taxed at a higher rate. The actual rate for the six months ended March 31, 2005 was incrementally increased by $670,000 due to the decrease in our deferred tax assets and liabilities from our revaluation of MFC1 deferred tax assets and liabilities required due an extension of the tax holiday for our MFC1 facility from the Chinese government. This tax holiday allows us to operate MFC1 for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%, and will have a net favorable impact on our future effective tax rate. The actual rate for the six months ended March 31, 2005 was also incrementally increased by $400,000 due to the net impact of the accrual related to the Chinese Tax Authority’s transfer price audit for the calendar years 1999 through 2004.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $26.3 million at March 31, 2005 and $16.6 million at September 30, 2004.

During the six months ended March 31, 2005, net income of $17.4 million, adjusted for depreciation, deferred taxes, loss on equipment disposal, stock-based compensation expense and provision for doubtful accounts, generated $23.6 million of operating cash. This amount was decreased by $9.4 million required for working capital, resulting in cash provided by operating activities of $14.2 million for the six months ended March 31, 2005 compared to cash used in operating activities of $9.1 million for the six months ended March 31, 2004. The increase in cash flow from operations was principally a result of an increase in net income in 2005 and positive changes in working capital.

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

Changes in the principal components of working capital for the six months ended March 31, 2005 were as follows:

Our net accounts receivable increased 16% to $51.5 million at March 31, 2005 from $44.4 million at September 30, 2004. The increase in outstanding accounts receivable was attributable to higher monthly sales during the six months ended March 31, 2005, as compared to the year ended September 30, 2004, as a result of a significant increase in business volumes. Our net inventory balances decreased to $37.1 million at March 31, 2005 from $39.2 million at September 30, 2004, a decrease of 5%. The principal reason for this decrease is improved inventory management. Our accounts payable remained stable at $26.1 million at March 31, 2005 and September 30, 2004.

Our principal investing and financing activities for the six months ended March 31, 2005 were as follows:

Net cash used in investing activities was $7.3 million for the six months ended March 31, 2005 compared to net cash used of $11.0 million for the six months ended March 31, 2004. The reduction of cash used in investing activities in 2005 was principally the result of the proceeds received on the sale of short term investments. Capital expenditures included $10.9 million of capital equipment and other assets, including $410,000 of deposits for fixed asset purchases, primarily for the purchase of machinery and equipment for our second China facility. Cash provided from the sale of marketable securities of $4.1 million during the six months ended March 31, 2005 were used for capital expenditures for our second China facility. Depreciation expense was $5.1 million for the six months ended March 31, 2005. As of March 31, 2005 and September 30, 2004, we had outstanding purchase commitments related to MFC2 capital projects which totaled $5.1 million and $18.0 million, respectively.

Net cash provided from financing activities was $2.8 million for the six months ended March 31, 2005 compared to cash provided of $24.1 million for the six months ended March 31, 2004. The reduction in cash used in financing activities was a result of reduced proceeds from borrowings under lines of credit and notes payable. Activity in 2005 consisted of net borrowings on our lines of credit and proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities increased to $5.0 million as of March 31, 2005 from $3.4 million at September 30, 2004. The increase in outstanding loan amounts was due to additional amounts drawn to expand our China operations and fund working capital growth.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe has the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2004. Management believes that at March 31, 2005, there has been no material change to this information.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales have been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended March 31, 2005, 79% of our net sales were to Motorola and 52 of its subcontractors. Several subcontractors of Motorola are also significant customers of ours. For the three months ended March 31, 2005, sales of our products to Hon Hai Group and Wintek Corporation accounted for 10% and 13% of our net sales, respectively. For the year ended September 30, 2004, sales of our products to Hosiden F.D. Corporation and its affiliates and Optrex Corporation Japan and its affiliates accounted for 11% and 10% of our net sales, respectively.

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

For the three months ended March 31, 2005, 83% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

WBL Corporation controls 63% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 63% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year; although, through our Stockholders Agreement with WBL Corporation, we have agreed that WBL Corporation may nominate up to one-third of the seats on our board of directors at any time.

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

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS Technology Limited, or MFS, a subsidiary of WBL Corporation that is located in Singapore, competes with us in many markets, including telecommunications. Although WBL Corporation has advised us that the individuals who manage WBL’s investments in MFS are not the same as the individuals who manage WBL’s investments in us and are subject to confidentiality obligations, there is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. For example, WBL Corporation has issued bonds under an indenture that, among other things, contains restrictive covenants that prohibit WBL Corporation and its principal subsidiaries from incurring debt under some circumstances. Although we are not bound by the terms of the indenture, if we entered into an obligation that was prohibited by the indenture, it could result in WBL Corporation being in default under the indenture because the indenture prohibits principal subsidiaries of WBL Corporation, as defined in the indenture, from granting a security interest in or otherwise encumbering their assets. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China or Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuits boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed their own flexible printed circuit manufacturing capabilities, and in the future may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer-base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to compete with these ODMs, we may be unable to sustain and grow our business.

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

Given the rapid increase in demand for flexible printed circuits, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage required that we qualify an additional supplier in order to maintain the delivery of our largest production run. Historically, we have experienced component delays of one to ten days, which we have managed by expediting our production schedules, resulting in insignificant delays to our customers. We may not be successful in the future in managing any shortage of raw materials or components that we may experience. We purchased greater than 99% of all materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co. and Rogers Corporation for the three months ended March 31, 2005.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses;

•	the need to hire additional employees to effectively operate the acquired businesses; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.

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

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects;

•	the international aspects of our business, including the foreign location of a majority of our physical assets and the fact that a majority of our customers are located overseas; and

•	interest rates.

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

We are also currently in the process of a review in China of our import and export of raw and component materials at MFC1. We have been advised by the relevant custom authorities that upon completion of this review, we may be required to pay value added tax and duty, plus penalties, due to shortages in, and/or excess stock of, these raw and component materials. We estimate that the net impact of the value added tax, duty and penalties as a result of this review will be $1,300,000, which was included in our cost of sales for the three months ended December 31, 2004; however, this estimate may not be correct and we may be required to pay more, or less, as a result of such review.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved

$122,000 and $124,000 of restricted cash as of September 30, 2004 and March 31, 2005, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended September 30, 2005 by Section 404 of the Sarbanes-Oxley Act, or Section 404, we have begun a project work plan to assess the adequacy of our internal controls, remediate any deficiencies that we identify, validate that controls are functioning as documented and implement a continuous reporting process for internal controls. During the three months ended March 31, 2005, we discovered deficiencies relating to our information technology department and systems that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. We have a timeline and schedule of activities that we believe are appropriate to comply with the requirements of Section 404; however, these requirements will be effective for the first time for our current fiscal year and neither we nor our auditors have previously performed such an evaluation on our business.

If any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 since we may not receive an Independent Registered Public Accounting Firms’ report, and our business and stock price may be adversely affected.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of May 6, 2005, we have 23,701,840 shares of common stock issued and outstanding and 1,346,300 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2005, we had $0, $1.95 and $3.0 million outstanding under our loan agreements with NLG, SPDB and BC, respectively. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $151.5 million, or 71%, of total shipments to these foreign manufacturers for the year ended September 30, 2004 was made in U.S. Dollars. The balance of our sales is denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been 8.3 RMB per U.S. Dollar for the fiscal year ended September 30, 2004 and the three months ended March 31, 2005. Transactions in RMB represent approximately 8% of total revenues from foreign customers for the six months ended March 31, 2005. We generally do not consider it necessary to hedge against currency risk, as a significant portion or our expenses are denominated in RMB, providing a natural hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective.

Changes in Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning with 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our annual report on Form 10-K for the fiscal year ending on September 30, 2005. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

In fiscal 2005, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have taken measures to revise and improve the effectiveness of our internal controls. Through the period ended March 31, 2005, these measures included: (a) designing a reorganization plan for our information technology, or IT, department in order to enhance the segregation of duties and systems access, and beginning the implementation of such reorganization, (b) reviewing the system access of employees and restricting such system access where appropriate, (c) expanding and formalizing the documentation and maintenance of our IT function, especially in the areas of data back-up and monitoring of systems and (d) expanding and formalizing the processes performed by our finance department. We anticipate that improvements in above noted areas and other areas will continue to be made.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors

10.2*	1994 Stock Plan of the Registrant, as amended

10.3*	2004 Stock Incentive Plan of the Registrant

10.4*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

10.11*	Supplemental Letter to the Revolving Credit Facility Agreement dated November 26, 2003 by and between Mulit-Fineline Electronix, Inc. and Norddeutsche Landesbank Girozentrale, Singapore Branch

10.12	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.13	Line of Credit Extension Agreement No: Wu Zhong Yin Shou Zi No: 0461175 dated October 20, 2004 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd.

10.14	Guarantee Contract (Line of Credit Extension) No.: Wu Zhong Yin Bao Zi No.: 0461175 dated October 20, 2004 by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd

10.15	Line of Credit Extension Agreement No.: Wu Zhong Yin Shou Zi No.: 0561002 dated February 25, 2005 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and Bank of China Suzhou City Wuzhong Branch

10.16	Bank and Company Cooperation Agreement dated July 30, 2004 by and among Shanghai Pudong Development Bank Suzhou Branch, Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd and Multi-Fineline Electronix (Suzhou) Co., Ltd

10.17	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 11, 2005	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Common Stock Certificate

10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.2*	1994 Stock Plan of the Registrant, as amended.

10.3*	2004 Stock Incentive Plan of the Registrant.

10.4*	Corporate Services Agreement dated as of June 4, 2004 by and among the Registrant and Wearne Brothers Services (Private) Limited.

10.6*	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China.

10.7*	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank.

10.8*	Revolving Credit Facility Agreement dated November 26, 2003 by and between the Registrant and Norddeutsche Landesbank Girozentrale.

10.9*	Stockholders Agreement dated as of June 4, 2004 by and among the Registrant and WBL Corporation Limited and its affiliates.

10.10*	Guarantee dated November 26, 2003 from WBL Corporation Limited in favor of Norddeutsche Landesbank Girozentrale, Singapore Branch

10.11*	Supplemental Letter to the Revolving Credit Facility Agreement dated November 26, 2003 by and between Multi-Fineline Electronix, Inc. and Noddeutsche Landesbank Girozentrale, Singapore Branch

10.12	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.13	Line of Credit Extension Agreement No: Wu Zhong Yin Shou Zi No: 0461175 dated October 20, 2004 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd.

10.14	Guarantee Contract (Line of Credit Extension) No.: Wu Zhong Yin Bao Zi No.: 0461175 dated October 20, 2004 by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd

10.15	Line of Credit Extension Agreement No.: Wu Zhong Yin Shou Zi No.: 0561002 dated February 25, 2005 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and Bank of China Suzhou City Wuzhong Branch

10.16	Bank and Company Cooperation Agreement dated July 30, 2004 by and among Shanghai Pudong Development Bank Suzhou Branch, Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd and Multi-Fineline Electronix (Suzhou) Co., Ltd

10.17	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 certification by the Company’s chief executive officer and principal financial officer

*	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission on June 24, 2004.