Form 10-Q
period 2005-06-30
MULTI FINELINE ELECTRONIX INC
filed 2005-08-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 4, 2005 was 23,866,327.

Multi-Fineline Electronix, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Cash and cash equivalents	$25,743	$16,631
Short term investments	17,833	21,565
Restricted cash	418	181
Accounts receivable, net of allowances of $464 and $250	58,817	44,382
Inventories	36,473	39,217
Due from affiliates	506	43
Deferred taxes	3,258	3,343
Other current assets	2,693	807

Total current assets	145,741	126,169
Property, plant and equipment, net	71,379	59,914
Restricted cash	125	122
Deferred taxes	1,205	1,790
Goodwill	4,004	57
Other assets	2,193	1,946

Total assets	$224,647	$189,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42,566	$26,079
Accrued liabilities	9,473	5,990
Due to affiliates	470	5,471
Line of credit	—	3,369
Income taxes payable	1,526	6,299

Total current liabilities	54,035	47,208
Other liabilities	369	361
Deferred taxes	1,345	1,345

Total liabilities	55,749	48,914

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,768,840 and 23,264,835 shares issued and outstanding	2	2
Additional paid-in capital	90,765	89,110
Retained earnings	78,128	51,971
Accumulated other comprehensive income	3	1

Total stockholders’ equity	168,898	141,084

Total liabilities and stockholders’ equity	$224,647	$189,998

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$84,396	$71,497	$246,200	$181,463
Cost of sales	66,660	54,108	190,102	142,803

Gross profit	17,736	17,389	56,098	38,660

Operating expenses
Sales and marketing	2,019	1,974	6,448	5,752
General and administrative (includes stock-based compensation expense of $0, $99, $0 and $14 for the three and nine months ended June 30, 2005 and 2004, respectively)	4,536	3,382	12,552	9,055

Total operating expenses	6,555	5,356	19,000	14,807

Operating income	11,181	12,033	37,098	23,853
Other (income) expense, net
Interest expense	56	121	157	527
Interest income	(187)	(12)	(461)	(40)
Other (income) expense	(153)	(97)	(215)	162

Income before provision for income taxes	11,465	12,021	37,617	23,204
Provision for income taxes	(2,673)	(3,286)	(11,460)	(6,567)

Net income	$8,792	$8,735	$26,157	$16,637

Net income per share
Basic	$0.37	$0.47	$1.11	$0.92
Diluted	$0.35	$0.44	$1.06	$0.87
Shares used in computing net income per share
Basic	23,690,892	18,532,560	23,476,371	17,994,109
Diluted	24,910,020	19,769,925	24,679,671	19,029,947

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$26,157	$16,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,008	4,502
Loss from equity method investee	—	205
Provision for doubtful accounts	349	116
Deferred taxes	670	(90)
Stock-based compensation expense	99	14
Loss on disposal of equipment	113	32
Changes in operating assets and liabilities
Accounts receivable	(14,485)	(29,895)
Inventories	2,837	(17,890)
Due to/from affiliates, net	(5,464)	3,107
Other current assets	(1,849)	(611)
Other assets	1,270	3,852
Accounts payable	16,181	13,011
Accrued liabilities	3,221	4,929
Income tax payable	(4,773)	2,426
Other liabilities	8	18

Net cash provided by operating activities	32,342	363

Cash flows from investing activities
Sale of short term investments	3,732	—
Cash paid for property and equipment	(18,871)	(17,473)
Cash paid for acquisition	(6,406)	—
Purchases of software and capitalized internal-use software	(103)	(62)
Deposits on property and equipment	(1,697)	(379)
Cash advances to equity method investee	—	(242)
Proceeds from sale of equipment	2,166	509
Increase in restricted cash, net	(240)	120

Net cash used in investing activities	(21,419)	(17,527)

Cash flows from financing activities
Borrowings on line of credit	4,950	30,972
Payments on line of credit	(8,319)	(13,700)
Principal payments on note payable	—	(4,611)
Proceeds from exercise of stock options	1,556	—
Proceeds from issuance of common stock, net of issuance costs of $0 and $5,488	—	54,781

Net cash (used in) / provided by financing activities	(1,813)	67,442

Effect of exchange rate changes on cash	2	18

Net increase in cash	9,112	50,296
Cash and cash equivalents at beginning of period	16,631	5,211

Cash and cash equivalents at end of period	$25,743	$55,507

Non-cash financing activities
Issuance of common stock to Wearnes	—	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Multi-Fineline Electronix, Inc. (the “Company”) was incorporated in 1984 in the State of California and reincorporated in the State of Delaware in June 2004. The Company is primarily engaged in the engineering, design and manufacture of flexible printed circuit boards along with related component assemblies.

In connection with the reincorporation, the Company effected a 15 for 1 forward stock split, the authorized number of shares of common stock was decreased to 100,000,000, and 5,000,000 shares of preferred stock, par value $0.0001, were authorized. The reincorporation and the stock split have been given retroactive effect in the accompanying consolidated financial statements. On June 30, 2004, the Company closed an underwritten public offering of 5,000,000 shares at a price of $10 per share. Proceeds, net of commissions of $3,500 and offering expenses of $1,890, totaled $44,610.

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 62% and 64% of the Company’s outstanding common stock as of June 30, 2005 and September 30, 2004, allowing Wearnes to exercise operating control over the Company.

2. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”) and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”). The Company also has a wholly owned subsidiary incorporated in Delaware, Aurora Optical, Inc. All significant intercompany transactions and balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature.

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

Inventories

Inventories comprised the following:

	June 30, 2005	September 30, 2004
Raw materials and supplies	$16,384	$23,796
Work-in-progress	12,235	9,788
Finished goods	7,854	5,633

	$36,473	$39,217

Property, Plant and Equipment

Property, plant and equipment comprised the following:

	June 30, 2005	September 30, 2004
Land	$3,730	$3,730
Building	17,866	17,347

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	June 30, 2005	September 30, 2004
Machinery and equipment	69,044	52,189
Furniture and fixtures	3,278	2,342
Leasehold improvements	2,806	2,783

	96,724	78,391
Accumulated depreciation	(25,345)	(18,477)

	$71,379	$59,914

Depreciation expense for the nine months ended June 30, 2005 and 2004 was $7,650 and $4,266, respectively.

Included in other assets as of June 30, 2005 and September 30, 2004 is capitalized purchased software and internally developed software costs. Amortization of software costs for the nine months ended June 30, 2005 and 2004, was $358 and $236, respectively.

Warranty

The Company provides a warranty on its products of between 60 days and one year. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the consolidated balance sheets.

Changes in product warranty accrual for the three months ended June 30, 2005 and 2004 were as follows:

	Warranty Accrual Balance at March 31	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2005	$1,407	$(613)	$668	$1,462
2004	1,063	(894)	1,232	1,401

Changes in product warranty accrual for the nine months ended June 30, 2005 and 2004 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2005	$1,549	$(2,305)	$2,218	$1,462
2004	337	(2,598)	3,662	1,401

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the three and nine months ended June 30, 2005 and 2004 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and nine months ended June 30, 2005 and 2004, the comprehensive income was $8,792, $26,157, $8,775 and $16,655, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

statements of income. For the three and nine months ended June 30, 2005, foreign exchange transaction gains and losses were included in other (income) expenses and were net losses of $6 and $14, respectively. For the three and nine months ended June 30, 2004, foreign exchange transaction gains and losses were included in other (income) expense and were net gains of $99 and $24, respectively.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123 (“SFAS No. 148”). As permitted under SFAS No. 148, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the three and nine months ended June 30, 2005 and 2004, would have decreased to the pro forma amounts below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,792	$8,735	$26,157	$16,637
Stock-based compensation, intrinsic value method, net of tax	—	—	70	9
Total stock-based employee compensation expense determined under fair value-based method for all options	—	—	(74)	(50)

Pro forma net income	$8,792	$8,735	$26,153	$16,596

Net income per share
Basic, as reported	$0.37	$0.47	$1.11	$0.92
Basic, pro forma	$0.37	$0.47	$1.11	$0.92
Diluted, as reported	$0.35	$0.44	$1.06	$0.87
Diluted, pro forma	$0.35	$0.44	$1.06	$0.87
Shares used in computing net income per share
Basic	23,690,892	18,532,560	23,476,371	17,994,109
Diluted	24,910,020	19,769,925	24,679,671	19,029,947

Net Income Per Share-Basic and Diluted

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities is determined using the treasury stock method. The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Basic weighted-average number of common shares outstanding	23,690,892	18,532,560	23,476,371	17,994,109
Dilutive effect of outstanding stock options	1,219,128	1,237,365	1,203,300	1,035,838

Diluted weighted-average number of common and potential common shares outstanding	24,910,020	19,769,925	24,679,671	19,029,947

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—	—	—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Commitments and Contingencies

As of June 30, 2005 and September 30, 2004, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $1,099 and $18,002, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. The amount of net income restricted by the foregoing for the nine months ended June 30, 2005 and for the year ended September 30, 2004 is $3,386 and $111, respectively.

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

In January 2005, the Company received an extension of the tax holiday for the Company’s MFC1 facility from the Chinese government. This tax holiday allows the Company to operate for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%. Although the extended tax holiday will have a net favorable impact on the Company’s future effective tax rate, the Company was required to revalue MFC1’s deferred tax assets and liabilities using the lower rate. As a result, during the nine months ended June 30, 2005, MFC1 decreased its net deferred tax assets and increased its income tax expense by approximately $670.

The Company is currently under audit by the Internal Revenue Service and from time to time, is audited by other taxing authorities. The Company does not believe the results of these audits will have a materially adverse effect to the balance sheet or results of operations.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with its prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

On December 21, 2004, the Financial Accounting Standards Board Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has been unable to quantify this impact, if any.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of March 31, 2005, the Company has not decided on whether and to what extent it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

Significant Concentrations

For the three and nine months ended June 30, 2005 and 2004, 80% and 83% of the Company’s net sales were realized from one customer and its subcontractors, respectively.

Reclassification

The Company has reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Prior to the second quarter of fiscal year 2005, the Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll the investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term investments of $21,565 on the September 30, 2004 balance sheet.

3. ACQUISITION

In June 2005, the Company completed an acquisition of the assets of Applied Optics, Inc. to add design and manufacturing capabilities of complete camera modules, including the lens, used in cell phones. The Company operates the business as a wholly owned subsidiary under the name Aurora Optical, Inc.

The subsidiary hired certain employees of Applied Optics, Inc. and assumed its facility lease in Tucson, Arizona. In accordance with SFAS No. 141, Business Combinations, this acquisition was accounted for using the purchase method of accounting. The purchase consideration was $6,300 in cash, consisting of $105 in direct and incremental cost for the acquisition, $567 of assumed liabilities, $3,026 of assets acquired, $300 of intangible assets, and $3,647 of goodwill. The consolidated financial statements include the results of the subsidiary from the date of the acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s results.

4. RELATED PARTY TRANSACTIONS

During the three and nine months ended June 30, 2005 and 2004 and the year ended September 30, 2004, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd., a subsidiary of Wearnes, and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes; and (d) Wearnes. As discussed in Note 1, Wearnes owned 62% and 64% of the Company’s outstanding common stock as of June 30, 2005 and September 30, 2004, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprised the following:

	June 30, 2005	September 30, 2004
Due from affiliates
MFS Technology Ltd.	$414	$—
Wearnes Greatwall Circuits	—	1
Suzhou Wearnes-Xirlink Electric Co. Ltd.	42	42
Wearnes	50	—

	$506	$43

	June 30, 2005	September 30, 2004
Due to affiliates
MFS Technology Ltd.	$135	$5,063
Wearnes Hollingsworth Corporation	324	324
Suzhou Wearnes-Xirlink Electric Co. Ltd.	11	—
Wearnes	—	84

	$470	$5,471

Sales to and purchases from affiliates comprised the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Sales to affiliates
MFS Technology Ltd.	$264	$—	$266	$517
Wearnes Greatwall Circuits	—	—	—	1
MFS Technologies (M) Sdn. Bhd.	—	—	—	2

	$264	$—	$266	$520

Purchases from affiliates
MFS Technology Ltd.	$146	$2,389	$1,543	$5,949
Wearnes Greatwall Circuits	—	—	—	85

	$146	$2,389	$1,543	$6,034

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $194 for the nine months ended June 30, 2004. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the nine months ended June 30, 2005, no services were provided under this services agreement.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the nine months ended June 30, 2005 and 2004, the Company paid $0 and $15, respectively to Wearnes Hollingsworth Corporation.

In June 2005, the Company obtained Directors and Officers Liability Insurance through a joint policy with WBL Corporation Limited, its majority stockholder. The joint policy provides more coverage for the Company than it could obtain at a comparable cost on a stand-alone basis.

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company terminated a consulting relationship with an independent director on the Company’s board of directors, and entered into a consulting

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former Board member $9 per month until June 2006 for consulting services.

5. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of June 30, 2005 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

6. LINES OF CREDIT

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000 ($7,229 at September 30, 2004). The line of credit was increased by RMB 40,000 to RMB 100,000 in October 2004 ($12,082 at June 30, 2005). The line of credit will mature in October 2005, as amended, and bears interest at LIBOR (3.45% and 1.91% at June 30, 2005 and September 30, 2004, respectively) plus 0.4%, which is payable quarterly. Borrowings outstanding under this line of credit as of June 30, 2005 and September 30, 2004 were zero.

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit will mature in July 2005 and bears interest at LIBOR (3.45% and 1.91% at June 30, 2005 and September 30, 2004, respectively) plus 0.75%, which is payable quarterly. As of June 30, 2005 and September 30, 2004, the Company had $0 and $3,369, respectively, outstanding under this line of credit. During the nine months ended June 30, 2005, the Company borrowed $1,950 and made repayments of $5,319.

In November 2003, the Company entered into a $25,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings bear interest at SIBOR plus 1.4% correlating to the time period of the borrowing. In connection with the IPO, the parties agreed to reduce the facility to $15,000 and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which is 62% as of June 30, 2005. However, at no time can WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding stock. As of June 30, 2005 and September 30, 2004, the Company had no borrowings outstanding under this line of credit. In addition to WBL Corporation’s guarantee of a portion of this line of credit, the Company is required to maintain stockholders’ equity of at least $40,000 and the facility must be equal as to priority with all other obligations, with certain limited exceptions.

In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of June 30, 2005 and September 30, 2004, the Company was in compliance with these covenants. This credit facility was terminated in July of 2005 and replaced with a new facility. The terms of the new facility are described under Note 8, Subsequent Event.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2005	September 30, 2004	June 30, 2005	September 30, 2004
Line of credit (BC)	$12,082	$12,082	$—	$—
Line of credit (SPDB)	20,000	16,631	—	3,369
Line of credit (NLG)	15,000	15,000	—	—

	$47,082	$43,713	$—	$3,369

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

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

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales
United States	$66,209	$37,503	$172,468	$123,022
China	52,149	43,707	138,759	84,581
Eliminations	(33,962)	(9,713)	(65,027)	(26,140)

Total	$84,396	$71,497	$246,200	$181,463

Operating income
United States	180	3,521	16,764	10,209
China	11,001	8,512	20,334	13,644

Total	$11,181	$12,033	$37,098	$23,853

Depreciation and amortization
United States	725	625	2,011	1,854
China	2,185	939	5,997	2,648

Total	$2,910	$1,564	$8,008	$4,502

	June 30, 2005	September 30, 2004
Total assets
United States	$164,088	$161,797
China	124,969	69,766
Eliminations	(64,410)	(41,565)

Total	$224,647	$189,998

Long-lived assets
United States	$23,725	$17,879
China	55,181	45,950

Total	$78,906	$63,829

8. SUBSEQUENT EVENT

In July 2005, the Company terminated the $15,000 credit facility with NLG. On July 14, 2005, the Company entered into a new $15,000 credit facility with NLG. Borrowings under the new facility will bear interest at LIBOR plus 2.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. Through July 31, 2005 there are no borrowings outstanding under this line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, net sales and operations, anticipated cash needs, capital requirements and capital expenditures, expected tax rates, results of audits of us in China and the United States, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies, Sarbanes-Oxley compliance and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our effectiveness in managing manufacturing processes and costs and expansion of our operations, our effectiveness in managing any acquisition which we may make, the degree to which we are able to utilize available manufacturing capacity, our ability to successfully manage power shortages in China, the impact of competition and technological advances, and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors That May Affect Our Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended June 30, 2005 and 2004

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Three Months Ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	79.0	75.7

Gross profit	21.0	24.3

Operating expenses:
Sales and marketing	2.4	2.8
General and administrative	5.4	4.7

Total operating expenses	7.8	7.5

Operating income	13.2	16.8
Interest (income) / expense, net	(0.2)	0.2
Other (income) / expense, net	(0.2)	(0.1)

Income before provision for income taxes	13.6	16.7
Provision for income taxes	(3.2)	(4.6)

Net income	10.4%	12.1%

Net Sales

The increase of $12.9 million was primarily attributable to further growth in the wireless telecommunications sector of $10.1 million, which accounted for approximately 84% of total net sales for the three months ended June 30, 2005 versus 85% for the comparable period in the prior year. The increase in wireless net sales is due to an increase in unit sales volume, and the added level of phone features. Personal digital assistant, or PDA, sector sales increased by $1.5 million or 121% over the comparable period in the prior year due to the growth of several new programs. Sales to the industrial sector decreased 14% from the comparable period in the prior year, and we expect this trend to continue due to our shift in focus to larger, non-industrial customers. The network telecommunications and power transmission sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

As a percentage of net sales, cost of sales increased to 79% for the three months ended June 30, 2005 from 75.7% in the comparable period in the prior year. Cost of sales increased to $66.7 million for the three months ended June 30, 2005 from $54.1 million in the comparable period in the prior year, an increase of 23%, primarily because a majority of the increase in our net sales was generated by higher-volume, lower-margin programs with increased material cost.

As a percentage of net sales, gross profit decreased to 21% for the three months ended June 30, 2005 from 24.3% in the comparable period in the prior year, primarily as a result of the lower-margin programs and increased material cost. Gross profit increased to $17.7 million for the three months ended June 30, 2005 from $17.4 million in the comparable period in the prior year, an increase of 1.7%. We believe gross profits as a percentage of net sales may be at the higher end of our sustainable range.

Sales and Marketing Expense

Sales representatives’ commissions and other sales-related expense decreased to $819,000 for the three months ended June 30, 2005 from $1.1 million in the comparable period in the prior year. As a percent of sales, commissions decreased from 1.5% for the three months ended June 30, 2004 to 1% for the three months ended June 30, 2005, primarily due to lower average commission rates paid on high volume programs. Compensation and benefit expense was to $1.2 million for the three months ended June 30, 2005 versus $900,000 in the comparable period in the prior year, an increase of 22%, primarily as the result of headcount additions, primarily in China, to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit remained relatively unchanged at 1.4% for the three months ended June 30, 2005 from 1.3% for the three months ended June 30, 2004. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense increased to 5.4% from 4.7% for the three months ended June 30, 2004. The $1.2 million increase in general and administrative expense was primarily attributable to Sarbanes-Oxley compliance activities with expenses of $556,000 for the three months ended June 30, 2005, and also increases in directors and officers insurance, public-company activities and other administrative overhead expenses on the higher business volumes.

Interest Income /(Expense), Net

Net interest income increased to $131,000 for the three months ended June 30, 2005 from expense of $109,000 in the comparable period in the prior year. The increase in net interest income was primarily due to the effects of the repayment of outstanding loans and interest earned from the proceeds of the IPO for the three months ended June 30, 2005.

Other Income/(Expense), Net

Net other income increased to $153,000 for the three months ended June 30, 2005 compared to $97,000 for the comparable period in the prior year. The principal income component of both periods was the income earned on the sales of scrap inventory in China.

Income Taxes

The effective tax rate for the three months ended June 30, 2005 was 23% versus 27% for the comparable period of the prior year. The decrease in the effective tax rate resulted from the updated full year forecast which reflects a shift in net sales and related increase in net income generated in China, which is taxed at a lower tax rate.

Comparison of the Nine Months Ended June 30, 2005 and 2004

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Nine Months Ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	77.2	78.7

Gross profit	22.8	21.3

Operating expenses:
Sales and marketing	2.6	3.2
General and administrative	5.1	5.0

Total operating expenses	7.7	8.2

Operating income	15.1	13.1
Interest (income) / expense, net	(0.1)	0.3
Other (income) / expense, net	(0.1)	0.1

Income before provision for income taxes	15.3	12.7
Provision for income taxes	(4.7)	(3.6)

Net income	10.6%	9.1%

Net Sales

The increase of $64.7 million was primarily attributable to further growth in wireless telecommunications sector of $52.6 million, which accounted for approximately 83% of total net sales for the nine months ended June 30, 2005 versus 85% for the comparable period in the prior year. The increase in wireless net sales is due to an increase in unit sales volume and the added level of phone features. PDA sales grew by 166% or $5.4 million for the nine months ended June 30, 2005 from the comparable period in the prior year. Industrial customer net sales increased by $3.2 million or 19% over the comparable period in the prior year due to the growth of several new programs. The power transmission sector remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the nine months ended June 30, 2005 was 77.2% versus 78.7% for the comparable period in the prior year. This decrease is mainly attributable to favorable declines in labor and overhead cost percentages, primarily due to the shifting of high volume production from the Anaheim facility to MFC2. This was partially offset by a change in product mix to higher-volume, lower-margin programs and increases in material cost percentage of sales due to the value added assembly portion of our business, which carries a higher material cost content.

As a percentage of net sales, gross profit increased to 22.8% for the nine months ended June 30, 2005 from 21.3% for the comparable period in the prior year. Gross profit increased to $56.1 million for the nine months ended June 30, 2005 from $38.7 million in the comparable period in the prior year, an increase of 45%. The increase in gross profit was primarily due to the increased benefit derived from the lower offshore cost structure and fixed cost leveraging, as well as efficiency and manufacturing yield improvements, and was partially offset by the ramping up of lower-margin programs. Our gross profit for the nine months ended June 30, 2005 included a $1.3 million accrual for additional value added tax, duty and penalties in China.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense decreased to $2.9 million for the nine months ended June 30, 2005 from $3.1 million in the comparable period in the prior year. As a percentage of sales, commissions decreased from 1.7% for the nine months ended June 30, 2004 to 1.2% for the nine months ended June 30, 2005, primarily due to lower commission rates paid on high volume programs. Compensation and benefit expense increased to $3.5 million for the nine months ended June 30, 2005 from $2.7 million in the comparable period in the prior year, an increase of 30%, primarily as the result of headcount additions in China to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense remained constant at 1.4% for the nine months ended June 30, 2005 and 2004. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense remained relatively unchanged at 5.1% for the nine months ended June 30, 2005 from 5.0% for the same period in the prior year. The $3.5 million increase in general and administrative expense was primarily attributable to an increase in expenses experienced as a result of being a public company, including increases in directors and officers insurance, audit and Sarbanes-Oxley expenses. Increased bonus expense, offset by a cessation of management fee charges by Wearnes, also contributed to the change in general and administrative expense between the two periods.

Interest Income /(Expense), Net

Net interest income increased to $304,000 for the nine months ended June 30, 2005 from expense of $487,000 in the comparable period in the prior year. The increase in net interest income was primarily due to the interest expense incurred on outstanding loans during the nine months ended June 30, 2004 and the repayment of loans and the interest earned from the proceeds of the IPO in the nine months ended June 30, 2005.

Other Income/(Expense), Net

Net other income increased to income of $215,000 for the nine months ended June 30, 2005 from expense of $162,000 for the comparable period in the prior year. The principal component of the change was the loss from our equity investment in Mind Wurx of $39,000 and $205,000 for the nine months ended June 30, 2005 and 2004, respectively. The income for the nine months ended June 30, 2005 was mainly attributable to sales of scrap inventory in China.

Income Taxes

The effective tax rate for the nine months ended June 30, 2005 was 31% versus 28% for the comparable period of the prior year. The higher effective tax rate is primarily due to a $670,000 income tax charge resulting from the decrease in our deferred tax assets and liabilities following the revaluation of MFC1 deferred tax assets and liabilities required due to an extension of the tax holiday for our MFC1 facility from the Chinese government. This tax holiday allows us to operate MFC1 for three calendar years, 2005, 2006 and 2007, at a reduced income tax rate of 12%, and will have a net favorable impact on our future effective tax rate. Our rate was also increased due to the $400,000 net impact of the accrual related to the Chinese Tax Authority’s transfer price audit for the calendar years 1999 through 2004.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and equity offerings. Our principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $25.7 million at June 30, 2005 and $16.6 million at September 30, 2004.

During the nine months ended June 30, 2005, net income of $26.2 million, adjusted for depreciation, deferred taxes, loss on equipment disposal, stock-based compensation expense and provision for doubtful accounts, generated $35.4 million of operating cash. This amount was decreased by $3.1 million required for working capital, resulting in cash provided by operating activities of $32.3 million for the nine months ended June 30, 2005 compared to cash used in operating activities of $363,000 for the nine months ended June 30, 2004. The increase in cash flow from operations was principally a result of an increase in net income in 2005 and positive changes in working capital.

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

Changes in the principal components of working capital for the nine months ended June 30, 2005 were as follows:

Our net accounts receivable increased 32% to $58.8 million at June 30, 2005 from $44.4 million at September 30, 2004. The increase in outstanding accounts receivable was primarily attributable to higher monthly sales and extended customer payment terms during the nine months ended June 30, 2005, as compared to the year ended September 30, 2004. Our net inventory balances decreased to $36.5 million at June 30, 2005 from $39.2 million at September 30, 2004, a decrease of 7%. The principal reason for this decrease is improved inventory management. Our accounts payable increased to $42.6 million at June 30, 2005 from $26.1 million at September 30, 2004, primarily attributable to an increase in business volumes.

Our principal investing and financing activities for the nine months ended June 30, 2005 were as follows:

Net cash used in investing activities was $21.4 million for the nine months ended June 30, 2005 compared to net cash used of $17.5 million for the nine months ended June 30, 2004. The increase of cash used in investing activities in 2005 was principally the result of the acquisition of Aurora Optical, Inc. Capital expenditures included $20.7 million of capital equipment and other assets, including $1.7 million of deposits for fixed asset purchases, primarily for the purchase of machinery and equipment for our second China facility. Cash provided from the sale of marketable securities of $3.7 million during the nine months ended June 30, 2005 were used for capital expenditures for our second China facility. Depreciation expense was $8.0 million for the nine months ended June 30, 2005. As of June 30, 2005 and September 30, 2004, we had outstanding purchase commitments related to MFC2 capital projects which totaled $1.1 million and $18.0 million, respectively.

Net cash used in financing activities was $1.8 million for the nine months ended June 30, 2005 compared to cash provided of $67.4 million for the nine months ended June 30, 2004. The increase in cash used in financing activities was a result of repayment of borrowings under lines of credit and notes payable. Activity in 2005 consisted of net repayments on our lines of credit and proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities decreased to zero at June 30, 2005 from $3.4 million at September 30, 2004. The decrease in outstanding loan amounts was due to the repayment of China debt during the three months ended June 30, 2005.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe has the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2004. Management believes that at June 30, 2005, there has been no material change to this information.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales have been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended June 30, 2005, 80% of our net sales were to Motorola and 57 of its subcontractors. Several subcontractors of Motorola are also significant customers of ours. For the year ended September 30, 2004, sales of our products to Hosiden F.D. Corporation and its affiliates and Optrex Corporation Japan and its affiliates accounted for 11% and 10% of our net sales, respectively.

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

For the three months ended June 30, 2005, 84% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our net sales will be harmed if we are unable to obtain a sufficient number of orders from customers in each quarter. In addition, our customers may cancel, change or delay product purchase commitments with little or no advance notice to us. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual net sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	price reductions due to competitive pressure.

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials, write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled.

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

We cannot be certain that our products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for its products. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

WBL Corporation controls 62% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, or WBL Corporation, beneficially owns 62% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year.

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

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS Technology Limited, or MFS, a subsidiary of WBL Corporation that is located in Singapore, competes with us in many markets, including telecommunications. Although WBL Corporation has advised us that the individuals who manage WBL’s investments in MFS are not the same as the individuals who manage WBL’s investments in us and are subject to confidentiality obligations, there is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. For example, in the past, WBL Corporation has issued bonds under an indenture that, among other things, contained restrictive covenants that prohibited WBL Corporation and its principal subsidiaries from incurring debt under some circumstances. Although we were not bound by the terms of the indenture, if we had entered into an obligation that was prohibited by the indenture, it could have resulted in WBL Corporation being in default under the indenture because the indenture prohibited principal subsidiaries of WBL Corporation, as defined in the indenture, from granting a security interest in or otherwise encumbering their assets. If any conflict of interest is not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

As a stockholder, WBL Corporation does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation does have the ability to control who is elected to our board of directors each year and therefore can influence decisions that require board approval.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our Chief Executive Officer and Chairman of the board of directors, and Reza Meshgin, our President and Chief Operating Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and, accordingly, the costs of retaining such employees, in China. Our future success may also depend on our ability to attract and retain additional qualified management, finance, engineering and sales and marketing personnel, including in any new line of business we acquire.

Rapidly changing standards and competing technologies could make our products obsolete, which would cause our net sales to decrease.

The development and evolution of markets for our flexible printed circuit products and component assembly solutions depends on industry standards. Our current products are designed to conform to current specific industry standards, such as operating temperature range. Competing standards may emerge that are preferred by our customers. We will need to make capital expenditures to support technological advances and to develop and manufacture new products and product features that our customers demand. In addition, any new product we introduce may have competing technologies available from which we may have to choose. If we choose technology or a standard that does not become the industry standard, we may be unable to sell those products or we may be unable to obtain a supplier for the raw materials for such products.

We also expect future flexible printed circuits and component assembly solutions to require higher performance specifications, including, for example, higher density circuitry than we have historically produced, and to incorporate new materials and components which may impact manufacturing yields and efficiencies. We may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify or design, build and install equipment, all of which would require additional capital expenditures. If our customers were to switch to alternative technologies or adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our net sales may decrease.

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

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer-base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to compete with these ODMs, we may be unable to sustain and grow our business.

Our products are subject to pricing pressure from our customers and market pressure from our competitors, either of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pricing pressure on us. We enter into price reduction negotiations with these customers on an annual, semi-annual or quarterly basis. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for our company. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use raw materials and components that have been pre-qualified by them, which limits further the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive components on a timely basis.

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run. Historically, we have experienced component delays of one to ten days, which we have managed by expediting our production schedules, resulting in insignificant delays to our customers. We may not be successful in the future in managing any shortage of raw materials or components that we may experience. We purchased greater than 99% of all materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co. and Rogers Corporation for the three months ended June 30, 2005.

We face business, political, regulatory, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our costs of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and have received notice from the Chinese government that we should expect, and do expect, to continue to experience insufficient power supplies in the foreseeable future. We cannot be assured that our back-up generators will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators, or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our two primary manufacturing facilities are both located in Suzhou, China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results.

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

We may not address successfully problems encountered in connection with any acquisition.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with a new line of business acquired in any acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses;

•	the need to acquire a new supplier base for the materials and components associated with a new line of business;

•	the need to hire additional employees to effectively operate the acquired businesses, including employees with specialized knowledge; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.

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

If we continue to experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls;

•	managing operations in multiple locations and multiple time zones; and

•	the ability to increase our manufacturing capacity in order to meet customer demands or to acquire customers in a new line of business.

The Sarbanes-Oxley Act and other rules and regulations may increase the time and costs of certain activities.

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, if WBL Corporation’s approval is required, it is possible that WBL Corporation may not approve of any financing we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

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

We also have obtained a tax holiday for our second manufacturing facility in China, MFC2, that allows for tax-free operation for calendar years 2004 and 2005, followed by three years of operation, beginning in January 2006, at a reduced rate of income tax equal to 12%. However, our tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. We cannot determine with certainty the amount of tax savings we will realize, if any, as a result of our tax holidays.

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

We are also currently in the process of a review in China of our import and export of raw and component materials at MFC1. We have been advised by the relevant custom authorities that upon completion of this review, we may be required to pay value added tax and duty, plus interest and penalties, due to shortages in, and/or excess stock of, these raw and component materials. We estimate that the net impact of the value added tax, duty, interest and penalties as a result of this review will be $1,300,000, which was included in our cost of sales for the three months ended December 31, 2004; however, this estimate may not be correct and we may be required to pay more, or less, as a result of such review.

Our bank facilities contain restrictive covenants that, if not satisfied or waived, could impact our ability to borrow money under these facilities and could result in acceleration of our debt obligations under these facilities that may be outstanding from time to time.

Our failure to comply with restrictive covenants in our bank facilities could result in an event of default which, if not satisfied or waived, could preclude us from borrowing money under one or more of these facilities or may result in us being required to repay any borrowings we may have under our facilities from time to time. In addition, our new facility with Norddeutsche Landesbank Girozentrale (“NLG”) provides that NLG can refuse to honor a draw request from us for any reason, even if we are in full compliance with the terms of the facility. If we were unable to borrow under these facilities to finance our operations or we were unable to refinance borrowings under our facilities that may come due, our financial condition and results of operations could be harmed.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our net sales or increase our costs.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $125,000 and $122,000 of restricted cash as of June 30, 2005 and September 30, 2004, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the twelve months ended June 30, 2005, out stock traded between $6.90 and $23.27 per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended September 30, 2005 by Section 404 of the Sarbanes-Oxley Act, or Section 404, we have begun a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we identify, validate that controls are functioning as documented and implement a continuous reporting process for internal controls. During the three months ended June 30, 2005, we discovered deficiencies relating to our information technology department and systems and use of spreadsheets in China that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. We have a timeline and schedule of activities that we believe are appropriate to comply with the requirements of Section 404; however, these requirements will be effective for the first time for our current fiscal year and neither we nor our auditors have previously performed such an evaluation on our business.

If any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 since we may not receive an unqualified Independent Registered Public Accounting Firms’ report, and our business and stock price may be adversely affected.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing manufacturing processes and costs and the degree to which we are able to utilize our available manufacturing capacity. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below our expectations or the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of June 30, 2005, we had 23,768,840 shares of common stock issued and outstanding and 1,503,000 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2005, no amounts were outstanding under our loan agreements with NLG, SPDB and BC. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $151.5 million, or 71%, of total shipments to these foreign manufacturers for the year ended September 30, 2004 was made in U.S. dollars. The balance of our sales is denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. dollar has been 8.3 RMB per U.S. dollar for the fiscal year ended September 30, 2004 and the nine months ended June 30, 2005. Transactions in RMB represent approximately 5% of total revenues from foreign customers for the nine months ended June 30, 2005. In July 2005, the People’s Bank of China, or PBOC, terminated the peg of the RMB to the U.S. dollar and adjusted the exchange rate from 8.3 to 8.1. A .3% maximum daily appreciation against the U.S. dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. dollar, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 are effective.

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

In fiscal year 2005, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have taken measures to revise and improve the effectiveness of our internal controls, primarily related to better documentation and formalization of, and improvements to, internal procedures and controls; segregation of duties and information systems controls; and improved controls over the use of spreadsheets. We anticipate that improvements in the above noted areas and other areas will continue to be made.

PART II. OTHER INFORMATION

Item 5.	Other Information

On April 19, 2005, our board of directors, or Board, approved a bonus plan pursuant to which Philip A. Harding, our Chairman and CEO, and Reza Meshgin, our President and Chief Operating Officer could obtain a cash bonus, or Bonus, at a target level of seventy percent (70%) and fifty percent (50%), respectively, of their annual base salary at the end of fiscal year 2005, based upon the attainment of certain goals. In certain specified circumstances, their Bonuses may exceed these percentages. On May 18, 2005, the Board, and its Compensation Committee, approved the goals which the company and Messrs. Harding and Meshgin must attain in order to be awarded their respective Bonuses. The goals for both individuals include certain targets related to revenue and profit after tax. In addition, Mr. Harding has certain individual goals relating to business planning initiatives, growth strategies and industry concentration, and Mr. Meshgin has certain individual goals relating to customer diversification, financial ratios, compliance with the Sarbanes-Oxley Act and business planning initiatives.

On August 1, 2005, our Board adopted a bonus plan for the other three members of our executive management, which authorizes a bonus for fiscal year 2005 at target levels of twenty-five percent (25%) to forty percent (40%) of each individual’s base salary. In certain specified circumstances, these individuals may earn a higher percentage of their base salary as a bonus. The goals to be met in order for each individual to attain his bonus shall be set by our CEO or President (together with such individual), and may include company goals, such as revenue and profit after tax, and individual goals.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearne Brothers Services (Private) Limited

10.6(1)	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.9(1)	Stockholders Agreement dated as of June 4, 2004 by and among the Company and WBL Corporation Limited and its affiliates

10.12(2)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.13(2)	Line of Credit Extension Agreement No: Wu Zhong Yin Shou Zi No: 0461175 dated October 20, 2004 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd.

10.14(2)	Guarantee Contract (Line of Credit Extension) No.: Wu Zhong Yin Bao Zi No.: 0461175 dated October 20, 2004 by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd

10.15(2)	Line of Credit Extension Agreement No.: Wu Zhong Yin Shou Zi No.: 0561002 dated February 25, 2005 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and Bank of China Suzhou City Wuzhong Branch

10.16(2)	Bank and Company Cooperation Agreement dated July 30, 2004 by and among Shanghai Pudong Development Bank Suzhou Branch, Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd and Multi-Fineline Electronix (Suzhou) Co., Ltd

10.17(2)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(4)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(4)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission, or SEC, on June 24, 2004.

(2)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(3)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(4)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 5, 2005	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearne Brothers Services (Private) Limited

10.6(1)	Letter of Credit Agreement dated February 25, 2003 by and between M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Bank of China

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.9(1)	Stockholders Agreement dated as of June 4, 2004 by and among the Company and WBL Corporation Limited and its affiliates

10.12(2)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.13(2)	Line of Credit Extension Agreement No: Wu Zhong Yin Shou Zi No: 0461175 dated October 20, 2004 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd.

10.14(2)	Guarantee Contract (Line of Credit Extension) No.: Wu Zhong Yin Bao Zi No.: 0461175 dated October 20, 2004 by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd

10.15(2)	Line of Credit Extension Agreement No.: Wu Zhong Yin Shou Zi No.: 0561002 dated February 25, 2005 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and Bank of China Suzhou City Wuzhong Branch

10.16(2)	Bank and Company Cooperation Agreement dated July 30, 2004 by and among Shanghai Pudong Development Bank Suzhou Branch, Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd and Multi-Fineline Electronix (Suzhou) Co., Ltd

10.17(2)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(4)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(4)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission, or SEC, on June 24, 2004.

(2)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(3)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(4)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.