Form 10-K
period 2005-09-30
MULTI FINELINE ELECTRONIX INC
filed 2005-12-12
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ National Market on March 31, 2005) was $150,759,469.45. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of December 5, 2005 was 24,216,930.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders expected to be held on March 21, 2006.

Multi-Fineline Electronix, Inc.

i

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions regarding our revenues, operating expenses, net income, sales and operations, gross margins, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, the benefits of our China operations, plans for future products and services and for enhancements of existing products and services, trends in, and our focus on, flex circuitry and the complexity of assemblies, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and capabilities of our facilities, the impact of economic and industry conditions on our customers and our business, our diversification efforts, current and upcoming programs and product mix and the material content of such programs, the release and sales of our camera cell phone modules and embedded magnetic technology, the development of and applications for new technology, customer demand, our competitive position, critical accounting policies, expected tax rates, the results of our audits in China and the United States and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products and our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, enter into new markets and execute our strategic plans, the impact of competition and of technological advances, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that has the ability to offer a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, data storage devices, power supplies and consumable medical sensors. We provide our solutions to original equipment manufacturers, or OEMs, such as Motorola, Inc., Symbol Technologies, Inc. and International Business Machines Corporation; to electronic manufacturing services, or EMS, providers such as Foxconn Electronics, Inc. and Flextronics International Ltd.; and to display manufacturers such as Hosiden F.D. Corporation and Optrex Corporation Japan. In 2005, we acquired the assets of an optical and photonic imaging solution company as part of our strategy to capture a substantial portion of the expanding camera cell phone market. We now operate this business as Aurora Optical, Inc., or Aurora Optical, as a wholly owned subsidiary of M-Flex. We also entered into development and manufacturing agreements with Mobility Electronics, Inc., or Mobility, in 2005, aimed at utilizing our component assembly capabilities and embedded magnetic technology in Mobility’s charger products.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us” and “M-Flex” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries, Multi-Fineline Electronix (Suzhou) Co., Ltd., or MFC1; Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., or MFC2; and Aurora Optical, except where it is made clear that the term means only the parent company.

Industry Background

We believe that the global market for flexible printed circuits will continue to grow over the coming years as consumers continue to demand smaller, more functional devices. Given inherent design and cost advantages of flexible printed circuits, they quickly are becoming a favored solution for electronics manufacturers who are striving to increase the features and functionality of electronic devices while reducing the size, shape and weight of such devices. Asia is the largest and fastest growing market for flexible printed circuits, largely because of two trends that occurred in the early 1990s—the outsourcing by OEMs of their manufacturing needs and the shifting of manufacturing facilities from the United States to Asian countries.

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

To address this need, companies such as M-Flex began to design flexible printed circuits and flexible printed circuits containing components, or component assemblies, to serve as electrical interconnections. These flexible printed circuits can twist, bend and flex in a device with less risk of failure while connecting the components of the device. In addition to these functionality advantages, flexible printed circuits and component assemblies enable OEMs, EMS providers and display manufacturers to design and construct modular components that can be incorporated into the final product, which in turn reduces the complexity of the assembly of the final product, reduces the manufacturing costs and facilitates human interaction with the electronic device. As a result, manufacturers can reduce the number of assembly operations required for a product and improve the efficiency of their supply chains.

We believe that the overall market for flexible printed circuits and component assemblies is poised for substantial growth over the next several years as a result of favorable technological and market developments, including:

•	Miniaturization, Portability and Complexity of Electronic Devices. As electronic devices become more powerful, complex and compact, product size becomes a principal design limitation. From an engineering standpoint, flexible printed circuits possess enhanced heat dissipation properties because they are thinner than rigid printed circuit boards and provide higher signal integrity interconnection. They also enable faster operating speeds because the components can be placed closer together and can serve as a medium for analog and digital devices. As a result, the electronics industry has relied increasingly upon flexible printed circuits and component assemblies. For example, the placement of chips and liquid crystal displays directly on the flexible printed circuit enables OEMs to increase functionality and improve packaging characteristics while managing time-to-market for their products in an overall cost-effective manner. Moreover, as electronics companies develop increased functionality for semiconductors, the traditional packaging and mounting technologies are becoming obsolete. For example, designs of electronics devices that incorporate camera modules require the performance and flexibility characteristics offered by flexible printed circuits.

•	Outsourcing. Electronics companies increasingly are relying upon outsourcing to technically qualified, strategically located manufacturing partners that provide integrated, end-to-end flexible printed circuit and component assembly solutions comprised of design and application engineering, prototyping and competitive high-volume production services. By employing these end-to-end manufacturers, electronics companies are able to reduce time-to-market, avoid product delays, reduce manufacturing costs, minimize logistical problems and focus on their core competencies.

•	Expanding Markets and Flexible Component Demand. The global demand for wireless communication products and the complexity of wireless devices, including those supporting products with digital cameras and personal digital assistants, increasingly are driving the demand for more complex flexible printed circuits and component assemblies. Electronics companies have discovered that they can increase the functionality of flexible printed circuits and reduce the number of required interconnects by mounting components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits and optical sensors, to the flexible printed circuits. While we believe that the wireless telecommunications industry in general is expanding rapidly, we believe that the number of flexible printed circuits and component assemblies incorporated into these wireless devices will grow even more rapidly, requiring significantly more flexible components per device than have been used in previous-generation wireless applications.

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe our competitive strengths include:

•	Our Seamless and Efficient End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider for their flexible printed circuit requirements, our customers can benefit from opportunities for more robust product designs and process optimization during the development phase. This, in turn, frequently leads to production cost savings and quicker time-to-market. Our operations in the United States and China each possess the expertise and capabilities to provide a seamless, integrated end-to-end solution that provides our customers with the ability to leverage any one or more of our facilities to meet their global requirements.

•	Our Design and Application Engineering Expertise Supports Our Strong Customer Relationships. Our expertise in designing and manufacturing flexible printed circuits and component assemblies has enabled us to become a partner to our customers at the earliest stages of product development. We employ our design and application engineers as part of our sales process; therefore, our customers rely on us to assist them in the early design phase of their products. Early design participation enables us to gain intricate knowledge of our customers’ products and thereby provide value-added engineering support to them. Early design participation also enables our customers to achieve lower production costs through better product design and utilization of our flexible printed circuit assembly expertise. In addition, this process fosters strong relationships with our customers, often resulting in their reliance on our products and engineering support for the life of the specific application and subsequent generations of similar applications. We believe these strong customer relationships with leading OEMs represent entry barriers for our competitors.

•	Our Manufacturing Capabilities. We maintain manufacturing facilities in the United States and China. Our U.S. operations provide design and application engineering and manufacturing, while our Chinese operations are organized to duplicate the processes and tooling designed in the United States for automation, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. We also are continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, shorten our customers’ supply chains and lower the overall costs of our products. Furthermore, expansion of our manufacturing facilities and the capital equipment addition at our second manufacturing facility in China, or MFC2, which we expect to be completed in October 2006, will increase substantially our manufacturing capacities in China and enable us to take on additional high-volume manufacturing programs. While we believe our Chinese manufacturing facilities benefit the company, they do subject us to additional risks inherent in international business, including those detailed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

•	Our Forward Integration in the Value Chain. We have implemented a strategy of upward integration focusing on the value-added services that we provide to our customers—design and application engineering and component assembly—rather than only concentrating on acquiring the capabilities to produce the materials used to manufacture flexible printed circuits. By employing suppliers to provide us with raw materials, we have avoided unnecessary capital equipment and research and development costs and have focused more intensely on the integral steps in the manufacturing process, from design and prototyping to high-volume manufacturing and component assembly. The result of this strategy has been superior design and application engineering expertise, strong customer relationships and yearly sequential net sales growth.

•	Our Management Experience and Expertise. All of our executive officers have been with us for between 11 and 19 years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in each of our U.S. and Chinese operations to serve the needs of multinational OEMs, EMS providers and display manufacturers; and adopting a forward integration strategy in order to focus on the engineering and assembly needs of our customers.

Business Strategy

Our objective is to continue to expand our product offering to become a global provider of electronic products packaging technology and manufacturing by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies as the essential ingredients. To achieve our objective, we intend to pursue the following strategies:

•	Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, material acquisition, component assembly and testing. In addition, we intend to leverage our value-added services—design and application engineering and turnkey component assembly—to help solve our customers’ product design challenges and to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By focusing on customers’ product applications and providing them with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that we can continue to grow our market share by eliminating the need of our customers to negotiate with multiple vendors and reducing the time-to-market for their products.

•	Support the Development of Applications for Flexible Printed Circuit Technology in New Markets. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend towards miniaturization will continue to drive the growth of flexible printed circuits in many industries that we currently do not serve. To address these new market opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry, including the camera cell phone and charger markets, where size, shape and weight are primary drivers of product development.

•	Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets, penetrating new markets and partnering with customers in the early stage design of their products, we will continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture additional market share in the sectors we serve and attract companies from other markets of the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•	Diversify Our End Customers. We primarily serve the wireless telecommunications sector. We plan to leverage our internal sales force comprised entirely of design and application engineers with our existing outside non-exclusive sales representatives to attract new customers in the wireless telecommunications sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies, including markets where embedded magnetic applications are used, such as in chargers, and in the medical market.

•	Increase Manufacturing Capacity and Capabilities. We intend to continue to improve our manufacturing capabilities and cost reduction efforts through increased integration of our engineering and manufacturing facilities in the United States and China. When our new facility expansion at MFC2 is complete, we will increase substantially our manufacturing capacity. In addition, MFC2 has been specifically designed and equipped for fine-line programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. Fine-line programming allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

Products

Our design and application engineering expertise enable us to offer flexible printed circuit and value-added component assembly solutions for a wide range of electronic applications. We offer products in a broad range of markets, including mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, data storage devices, power supplies and consumable medical sensors. Representative OEM customers and their end products that incorporate our flexible printed circuit products include the following:

OEM Customer	Product Category	Representative Application
Motorola, Inc.	Mobile phone and smart mobile devices	Keypad, camera, hinge and display flexible printed circuit component assemblies

Symbol Technologies Inc.	Bar code scanners	Rotating scanner flexible printed circuit component assemblies

palmOne, Inc.	Personal digital assistants	Communicator flexible printed circuit component assemblies

International Business Machines Corporation	Computer-storage	Flexible printed circuit in data storage device

GE Healthcare	Medical applications	Flexible printed circuit in diagnostic equipment

Masimo Corporation	Blood oxygen sensor	Disposable flexible printed circuit contained in bandage

Flexible Printed Circuits. Flexible printed circuits, which consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We produce a wide range of flexible printed circuits, including single-sided, double-sided, multi-layer (with and without gaps between layers) and rigid-flex. Single-sided flexible printed circuits, which have an etched conductive pattern on one side of the substrate, are normally less costly and more flexible than double-sided flexible printed circuits because their construction consists of a single patterned conductor layer. Double-sided flexible printed circuits, which have conductive patterns or materials on both sides of the substrate that are interconnected by a drilled or copper-plated hole, can provide either more functionality than a single-sided flexible printed circuit by containing conductive patterns on both sides, or greater shielding of components against electromagnetic interference than a single-sided flexible printed circuit by covering one side of the circuit with a shielding material rather than a circuit pattern. Multi-layer and rigid-flex printed circuits, which consist of layers of circuitry that are stacked and then laminated, are used where the complexity of the design demands multiple layers of flexible printed circuitry. If some of the layers of circuitry are rigid printed circuit material, the product is known as a rigid-flex printed circuit. Gapped flexible printed circuits, which consist of layers of circuitry that are stacked and separated in some parts of the circuit, and laminated in other parts of the circuit, are used where the complexity of the design demands multiple layers of flexible printed circuitry but the flexibility of a single-sided flexible printed circuit in some parts of the circuit.

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

Customers

Our customers include leading OEMs, EMS providers and display manufacturers in a variety of sectors of the electronics industry. These sectors include mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, data storage devices, power supplies and consumable medical sensors. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which frequently results in the customer placing our product designs on the customers’ design specifications and enhances our likelihood of becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program enables us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers and display manufacturers to purchase our products to be incorporated into the OEM’s product. EMS providers that we sell to include Foxconn and Flextronics. Our relationships with EMS providers and display manufacturers normally are directed by the OEMs; therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers and display manufacturers. For the past several years, Motorola and its subcontractors have been our largest customers. In the fiscal years ended September 30, 2005, 2004 and 2003, we sold products to be incorporated into Motorola’s products to 45, 40 and 35 Motorola subcontractors, which aggregated 81%, 80% and 71% of our net sales (including direct sales to Motorola).

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our product. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that generally experience their highest sales activity during the calendar year-end holiday season; therefore, we typically experience a decline in our second fiscal quarter sales as this holiday period ends. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities in the United States and China enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2005, we derived 12% of our net sales in the United States and 88% of our net sales outside the United States. For the fiscal year ended September 30, 2004, we derived 17% of our net sales in the United States and 83% of our net sales outside the United States. For the fiscal year ended September 30, 2003, we derived 12% of our net sales in the United States and 88% of our net sales outside the United States.

For the fiscal year ended September 30, 2005, 13% of our net sales were attributable to Hong Kong, 65% of our net sales were attributable to China, and 13% of our net sales were attributable to North America. For the fiscal year ended September 30, 2004, 16% of our net sales were attributed to Hong Kong, 46% of our net sales were attributed to China, 11% of our net sales were attributable to Japan, and 13% of our net sales were attributed to North America. For the fiscal year ended September 30, 2003, 18% of our net sales were attributable to Hong Kong, 33% of our net sales were attributable to China, 13% of our net sales were attributable to Japan, and 22% of our net sales were attributable to North America.

For the fiscal years ended September 30, 2005, 2004 and 2003, we had long-lived assets of $22.7 million, $17.9 million and $17.9 million, respectively, in the United States; and $59.4 million, $46 million and $30.3 million, respectively, in China.

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

We engage the services of 19 non-exclusive sales representatives to interact with customers and potential customers on our behalf. Fifteen of these sales representatives are located throughout the United States. We also have one sales representative in each of Canada, Europe, Korea and Taiwan. We rely on these sales representatives to initiate contact with potential customers and provide leads to our internal sales and marketing teams, as well as to create, build and maintain our customer relationships and assist in the resolution of contractual disputes.

As of September 30, 2005, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $149.6 million. We expect to ship this entire backlog during fiscal year 2006. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog. Our current backlog also is not indicative of our future operating results. As of September 30, 2004, our backlog was $90.9 million. As of September 30, 2003, our backlog was $50.2 million.

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

In addition to fine-line techniques, we have developed a proprietary process using ultraviolet lasers to drill 0.003 inch diameter holes, known as micro-vias, for the connection of circuits on the reverse side of the substrate. The combination of the fine-lines and micro-vias are part of the new high density interconnect technology that is one of our primary engineering competitive strengths.

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

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. Our intellectual property relates to proprietary processes and know-how covering methods of designing and manufacturing flexible printed circuits, attaching components and embedded magnetics for chargers. We regularly require our employees to enter into confidentiality agreements and assignment of invention agreements to protect our intellectual property. In addition, we consider filing patents on our inventions that are significant to our business, although none of our existing patents or patent applications pertain to inventions that are significant to our current business. We also pursue trademarks where applicable and necessary.

In the future, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our design and manufacturing processes do not infringe the intellectual property rights of any third party; however, we cannot assure you that we will prevail in any intellectual property dispute.

Suppliers

We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources, including E.I. DuPont de Nemours & Co., Rogers Corporation, Molex Inc., Supertex, Inc and ITT, Inc. For

components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

Competition

The flexible printed circuit market is competitive, with a variety of large and small companies offering design and manufacturing services. The flexible printed circuit market is differentiated by customers, applications and geography, with each niche requiring specific combinations of complex packaging and interconnection. We believe that our ability to offer an integrated, end-to-end flexible printed circuit solution has enabled us to compete favorably with respect to design capabilities; product performance, reliability and consistency; price; customer support and application support; and resources, equipment and expertise in component assembly on flexible printed circuits.

We compete on a global level with a number of leading Japanese providers, such as Nippon Mektron, Nitto Denko Corporation and Fujikura Ltd., as well as a growing number of flexible printed circuit assembly producers in Taiwan, South Korea and China, and with domestic providers. We are aware of at least 20 companies in Asia with which we compete, and we expect others to enter the market in this region because of government subsidies and lower labor rates available there. We also compete with MFS Technology Ltd., or MFS, which is a subsidiary of WBL Corporation Limited, or WBL Corporation, located in Singapore. WBL Corporation beneficially owns 61% of our outstanding common stock as of September 30, 2005.

We believe that our technology leadership and capabilities in designing and manufacturing flexible printed circuits and component assemblies have enabled us to build strong partnerships and customer relationships with many companies. We believe that customers typically rely upon a limited number of vendors’ designs for the life of specific applications and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer for any application once a different vendor has been selected to design and manufacture a specific flexible printed circuit. This market paradigm may provide a barrier to our competitors in the markets in which we compete; however, it may also present an obstacle to our entry into other markets. Any expansion of existing products or services could expose us to new competition.

Employees

As of October 31, 2005, we employed approximately 9,367 full-time employees and 823 contract employees, including 583 full-time employees and 40 contract employees in the United States, and 8,784 full-time employees and 783 contract employees in China. We have never had a work stoppage. We consider our employee relations to be good.

We do not have employment agreements with any of our executive officers. We have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

In addition, we believe that less than ten of our employees in China have formed a trade union committee and thereafter proposed that we enter into a collective bargaining agreement. At this time, we are not a party to, nor do we intend to enter into, a collective bargaining agreement with these or any of our other employees at any of our facilities in China. We are not aware that the committee represents any employee other than the employees who actually are members of the committee. We presently do not believe that we will experience any material harm to our business if we do not enter into a collective bargaining agreement.

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in the United States and China. As of September 30, 2005 and 2004, we reserved $125,000 and $122,000 of restricted cash, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities; otherwise, our review of our facilities suggests that no material remediation costs will be required.

However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal year 2006.

Item 2.	Properties

Our corporate headquarters are located in Anaheim, California and our manufacturing facilities are located in Anaheim, California and Suzhou, China. We also have a facility located in Tucson, Arizona related to Aurora Optical. Following is a summary of our properties:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, engineering and circuit fabrication and assembly	Anaheim, California	Owned—105,000 Leased—52,771*	N/A January 2006 to August 2008
Aurora Optical, Inc.—Engineering, lens assembly and manufacturing	Tucson, Arizona	Leased—47,000**	June 2015
MFC1—Engineering, circuit fabrication and assembly	Suzhou, China	118,893 105,600	March 2006 to January 2008 2043***
MFC2—Engineering, circuit fabrication and assembly	Suzhou, China	285,000**** Temporary lease—32,300	2052 September 2006

*	We have 15 leases relating to this space, which range in terms from one to three years and range in size from approximately 2,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms.

**	Pursuant to the terms of this lease, we and the landlord have agreed to negotiate in good faith for us to purchase this property by June 13, 2006.

***	We have several other parcels that have long-term land leases expiring beyond 2043. Under the terms of these leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on these long-term land leases other than payments of real estate taxes.

****	Our long-term land lease for MFC2 includes an additional 65,000 square feet of land on which we are currently expanding our manufacturing operations. Under the terms of this lease, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on this long-term land lease other than payments of real estate taxes.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3.	Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of November 30, 2005:

Name	Age	Position(s)
Philip A. Harding	73	Chief Executive Officer and Chairman of the Board of Directors
Reza Meshgin	42	President and Chief Operating Officer
Craig Riedel	49	Chief Financial Officer
Thomas Lee	46	Vice President of Operations
Charles Tapscott	63	Vice President and Chief Technology Officer

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

Reza Meshgin joined us in June 1989 and has served as our Engineering Supervisor, Application Engineering Manager, Director of Engineering and Telecommunications Division Manager. Prior to assuming his current position as our President and Chief Operating Officer in January 2004, Mr. Meshgin served as our Vice President and General Manager from May 2002 through December 2003. Mr. Meshgin holds a B.S. in electrical engineering from Wichita State University and an M.B.A. from University of California at Irvine.

Craig Riedel has served as our Chief Financial Officer and Secretary since November 1992. Mr. Riedel served as the Chief Financial Officer of Wearnes Hollingsworth Corporation from 1998 until March 2004. From 1986 to 1992, Mr. Riedel served in various positions, including Controller, for Interconnection Products, Inc., a member of the WBL Corporation group of companies. Prior to joining Interconnection, Mr. Riedel held various finance positions from 1981 to 1986 and served as an accountant with Deloitte Haskins & Sells (now Deloitte & Touche LLP), most recently as Audit Senior, from 1978 to 1981. Mr. Riedel received his Certified Public Accounting certificate in 1980. Mr. Riedel holds an AA.S. in financial services and a B.S. in business administration from Lake Erie College.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Since May 2002, Mr. Lee has served as our Vice President of Operations. Prior to joining us, Mr. Lee served as a mechanical engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in mechanical engineering from the Rangoon Institute of Technology in Burma.

Charles Tapscott joined us in November 1994 as our Director of Business Development and served as our Vice President of Sales and Marketing from January 2002 to 2005. In 2005, Mr. Tapscott was named our Vice President and Chief Technology Officer. Prior to joining us, Mr. Tapscott served as Vice President of Marketing at Targ-It-Tronics, Inc. from July 1990 to November 1994. Prior to Targ-It-Tronics, Mr. Tapscott served in various positions at Harris Corporation supporting the development of defense-based communications from June 1966 to July 1990. Mr. Tapscott holds a B.S.I.E., with a minor in electrical engineering, from the University of Florida.

Part II

Item 5.	Market for Registrant’s Common Equity

Our common stock, par value $0.0001, or Common Stock, is traded on the NASDAQ National Market, or Nasdaq, under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$21.93	$9.30	N/A	N/A
Second Quarter	23.27	14.97	N/A	N/A
Third Quarter	20.25	14.54	$10.04	$10.00
Fourth Quarter	29.27	18.08	10.50	6.90

Stockholders of record on October 31, 2005 numbered approximately 24. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. A description of the terms of our revolving credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and under Item 8 under Note 7.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2005, 2004 and 2003 and selected consolidated balance sheet data as of September 30, 2005 and 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data as of September 30, 2002 and 2001 and selected consolidated balance sheet data for the years ended September 30, 2003, 2002 and 2001 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except share, per share data and ratios)
Net sales	$357,090	$253,049	$129,415	$110,537	$84,640
Cost of sales	277,202	197,412	107,418	90,553	66,024

Gross profit	79,888	55,637	21,997	19,984	18,616
Operating expenses
Sales and marketing	8,783	7,649	5,621	4,880	4,895
General and administrative	18,470	11,569	8,669	7,254	6,429

Total operating expenses	27,253	19,218	14,290	12,134	11,324

Operating income	52,635	36,419	7,707	7,850	7,292
Other (income) expense, net
Interest (income) expense, net	(514)	468	310	100	254
Other (income) expense, net	(378)	100	525	189	41

Income before provision for income taxes	53,527	35,851	6,872	7,561	6,997
Provision for income taxes	(16,361)	(10,145)	(2,295)	(2,594)	(2,221)

Net income	$37,166	$25,706	$4,577	$4,967	$4,776

Earnings per share:
Basic	$1.57	$1.33	$0.39	$0.42	$0.41

Diluted	$1.51	$1.27	$0.38	$0.42	$0.41

Shares used in calculating earnings per share:
Basic	23,603,935	19,310,044	11,720,295	11,720,295	11,720,295
Diluted	24,593,998	20,306,842	11,978,610	11,763,885	11,763,885
Working capital	$108,126	$78,961	$17,656	$17,268	$12,963
Current ratio	2.6	2.7	1.5	1.9	1.6
Total assets	$259,600	$189,998	$98,729	$59,783	$51,966
Cash and cash equivalents	$38,253	$38,196	$5,211	$4,349	$1,336
Long-term debt	—	—	$4,358	$—	$—
Stockholders equity	$189,041	$141,084	$45,486	$40,791	$35,589

	For the Quarter Ended (Unaudited)
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
	(in thousands, except for share and per share data)
Net sales	$110,890	$84,396	$77,392	$84,412	$71,586	$71,497	$56,516	$53,450
Cost of sales	87,100	66,660	58,873	64,569	54,610	54,108	42,933	45,761

Gross profit	23,790	17,736	18,519	19,843	16,976	17,389	13,583	7,689
Operating expenses
Sales and marketing	2,335	2,019	2,263	2,166	1,897	1,974	1,998	1,780
General and administrative	5,918	4,536	4,185	3,831	2,514	3,382	3,152	2,521

Total operating expenses	8,253	6,555	6,448	5,997	4,411	5,356	5,150	4,301

Operating income	15,537	11,181	12,071	13,846	12,565	12,033	8,433	3,388
Other (income) expense, net
Interest (income) expense, net	(210)	(131)	(103)	(70)	(20)	109	260	119
Other (income) expense, net	(163)	(153)	(91)	29	(62)	(97)	99	160

Income before provision for income taxes	15,910	11,465	12,265	13,887	12,647	12,021	8,074	3,109
Provision for income taxes	(4,901)	(2,673)	(4,370)	(4,417)	(3,578)	(3,286)	(2,317)	(964)

Net income	$11,009	$8,792	$7,895	$9,470	$9,069	$8,735	$5,757	$2,145

Net income per share
Basic	$0.46	$0.37	$0.34	$0.41	$0.39	$0.47	$0.32	$0.12

Diluted	$0.44	$0.35	$0.32	$038	$0.37	$0.44	$0.30	$0.12

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We offer customized flexible printed circuit applications and services ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We focus on portions of the electronics market where reduced packaging size and functionality dictate the need for flexible printed circuits and flexible printed circuit component assemblies, such as mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, data storage devices, power supplies and consumable medical sensors.

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary, MFC1, to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. MFC1 provides a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In fiscal 2002, we formed a second wholly owned subsidiary in China, MFC2, to further expand our flexible printed circuit manufacturing and assembly capacity. In fiscal 2005, we acquired the assets of Applied Optics, Inc., a company which designed and manufactured optical and photonic imaging solutions, and now operate this business as Aurora Optical, Inc., a subsidiary of M-Flex.

Net Sales

We design and manufacture our products to customer specifications. We engage the services of 19 non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Fifteen of these sales representatives are located throughout the United States. We also have one sales representative in each of Canada, Europe, Korea and Taiwan. The variety of products our customers manufacture are referred to as programs. The majority of our sales are to customers outside of the United States. Sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California facilities are denominated in U.S. Dollars. All sales from our China facilities are denominated in U.S. Dollars for sales outside China or Chinese Renminbi for sales made in China.

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

Interest (Income) Expense, Net

Interest income and expense, net, consists of interest income earned on cash and cash equivalents balances and interest expense incurred on our lines of credit and loans payable.

Other (Income) Expense, Net

Other income and expense, net, consists primarily of income generated from the sale of scrap inventory in China as well as income or loss on our investment in Mind Wurx LLC, or Mind Wurx. In April 2002, we agreed to provide Mind Wurx with advances to fund its operations and use of our facilities and personnel support in exchange for 15% of its equity. Due to our ability to significantly influence the operations of Mind Wurx, we accounted for this investment under the equity method of accounting. We terminated our agreements with Mind Wurx in their entirety in March 2004; however, we have retained our 15% ownership interest.

Provision for Income Taxes

We record a provision for income taxes based on the statutory rates applicable in the countries in which we do business, subject to any tax holiday periods granted by the respective governmental authorities. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The American Job Creation Act of 2004, or the Job Creation Act, was signed into law on October 22, 2004. The Act contains provisions that will replace an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer, we are currently determining the impact this change could have on our financial statements. The Job Creation Act also allows us to repatriate, subject to certain restrictions, including restrictions on dividend payments by the foreign jurisdiction, our permanently reinvested foreign earnings in calendar year 2005, at an effective United States tax rate of 5.25%. We are currently evaluating whether to take advantage of this opportunity and the potential impact any remitted foreign earnings would have on our financial statements. The income tax effect of repatriation of foreign earnings cannot be reasonably estimated at this time.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues are generated from the sale of flexible printed circuit boards, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product.

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

•	Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our need for a valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of any valuation allowance, we have considered taxable income in prior carryback years, future taxable income and the feasibility of tax planning initiatives. If we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, it is possible that the ultimate resolution of such issues could be significantly different than originally estimated.

•	Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based on our historical experience, our anticipation of uncollectible amounts and any specific customer collection issues that we have identified. While our credit losses historically have been within our expectations and the allowance provided, we might not continue to experience the same credit loss rates that we have in the past. The majority of our receivables are concentrated in relatively few customers; therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

•	Warranty Reserves. We provide a 365-day warranty on our products. We provide a warranty reserve for the estimated cost of product warranties at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

•	Goodwill. We evaluate the carrying value of goodwill as of June 30 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Results of Operations

The following table sets forth the Statement of Operations data of M-Flex expressed as a percentage of net sales for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.6	78.0	83.0

Gross profit	22.4	22.0	17.0
Sales and marketing expense	2.5	3.0	4.3
General and administrative expense	5.2	4.6	6.7

Operating income	14.7	14.4	6.0
Interest (income) expense, net	(0.1)	0.2	0.3
Other (income) expense, net	(0.1)	0.0	0.4

Income before income taxes	14.9	14.2	5.3
Provision for income taxes	(4.6)	(4.0)	(1.8)

Net income	10.3%	10.2%	3.5%

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Net Sales. The increase of $104.0 million from fiscal 2004 to fiscal 2005 was attributable primarily to $91.0 million of increased net sales to the wireless telecommunications sector, which accounted for approximately 84% of total net sales in fiscal year 2005 versus 83% in fiscal 2004. The increased wireless sales were attributable to the increased unit volume shipped and continued transition to “flip phone” style models, which utilize flexible circuitry, and the added level of phone features, which utilize additional flex circuits and value-added components per phone. In fiscal 2005, industrial customers net sales of $27.2 million, our second largest sector, increased by $0.6 million or 2% as compared to fiscal 2004, primarily due to an increase in volume of bar code scanners. In addition, compared to the prior fiscal year, personal digital assistant sales increased by $6.1 million or 105% during fiscal 2005 and sales to the medical industry increased by $4.0 million or 167% during fiscal 2005. Network telecommunications sales also increased by $1 million or 67% compared to the prior fiscal year during fiscal 2005 and power supply sales decreased by $1.2 million or 61% during fiscal 2005.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales remained relatively unchanged at 77.6% for fiscal 2005 versus 78% for fiscal 2004. Increases in the material cost percentage of sales in fiscal 2005 were offset by favorable declines in labor and overhead cost percentages, primarily attributable to the commencement of high-volume production at MFC2 during the year. The increase in material costs was due primarily to growth in the value-added assembly portion of our business, which carries a higher material cost content, partially offset by improvements in production yields.

Gross profit increased to $79.9 million in fiscal 2005 from $55.6 million in fiscal 2004. As a percentage of net sales, gross profit for the year ended September 30, 2005 remained relatively constant at 22.4% versus 22% for the prior year. The relatively consistent gross margins were primarily due to the continued benefit derived from the lower offshore cost structure and increased plant utilization, the leveraging of our fixed overhead cost structure on increased sales volume, as well as efficiency and manufacturing yield improvements on stable high-volume production levels, which were offset by increased material costs per unit during fiscal 2005. Our gross profit for the year ended September 30, 2005 included a $1.3 million accrual for additional value added tax, duty and penalties in China. We believe gross profits as a percentage of net sales may be at the higher end of our sustainable range.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense decreased to $3.9 million for fiscal 2005 from $4.1 million in fiscal 2004, a decrease of 5%, primarily due to lower average commission rates paid on high volume programs. As a percentage of net sales, commissions decreased from 1.6% in fiscal 2004 to 1.1% in fiscal 2005. Compensation and benefit expense increased to $4.9 million in fiscal 2005 from $3.5 million in fiscal 2004, an increase of 40%, primarily as the result of headcount increases in China to support the increased business volumes, increased wages and the acquisition of Aurora Optical in June 2005. As a percentage of net sales, compensation and benefit expense for fiscal 2005 remained relatively unchanged at 1.3% as compared to fiscal 2004. Even with our focus to continually decrease operating expenses as a percentage of net sales, we believe this may be at the lower end of our sustainable range.

General and Administrative Expense. As a percentage of net sales, general and administrative expense increased slightly from 4.6% in fiscal 2004 to 5.2% in fiscal 2005. The increase in general and administrative expense was primarily attributable to increased public company expenses, including Sarbanes Oxley Act of 2002, or SOX, Section 404 compliance, audit costs and directors and officers insurance. This was offset by the leveraging of a small increase in the compensation and benefits expense, due to increased headcount, over a much larger increase in net sales. We believe general and administrative expense as a percentage of net sales may be at the lower end of our sustainable range, as we expect savings from anticipated decreases in SOX 404 expenses to be offset by increases in compensation expense from (i) compliance with FAS 123R, which we expect will reduce net income by approximately $800,000 to $1.0 million in fiscal 2006 based on options outstanding as of September 30, 2005, (ii) the hiring of additional personnel and (iii) costs related to the anticipated growth of our company.

Interest (Income) Expense, Net. Net interest expense changed to income of $514,000 for fiscal 2005 from expense of $468,000 for fiscal 2004, an increase of 210%. The increase in net interest income was primarily due to interest earned on short-term investments as well as the reduction of our outstanding debt balance during fiscal 2005.

Other (Income) Expense, Net. The other income in fiscal 2005 of $378,000 and other expense in fiscal 2004 of $100,000 was generated in large part by the sale of scrap inventory in China. A principal component of the other expense for fiscal 2005 and fiscal 2004 was a $40,000 and $250,000, respectively, loss from our investment in Mind Wurx.

Income Taxes. The effective tax rate for fiscal 2005 was 31% compared to 28% for fiscal 2004. The higher effective tax rate is due primarily to the increase in the MFC1 tax rate from 0% to 12% on January 1, 2005. In addition, the higher effective tax rate is due to the recording of additional tax contingency reserves in connection with our domestic and foreign operations as well as the recording of a valuation allowance relating to the deferred tax benefits from capital loss carryforwards and losses from our investment in Mind Wurx. We believe that it is more likely than not, that we will not receive the future benefits of these losses.

The effective tax rate of 31% for the fiscal year ended September 30, 2005 does not reflect the impact of any potential repatriation of cash under the Jobs Creation Act. We are currently evaluating whether any foreign earnings will be repatriated, and to what extent, foreign earnings that have not yet been remitted to the United States might be repatriated.

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

Interest Expense, Net. Net interest expense increased to $468,000 for fiscal 2004 from $310,000 for fiscal 2003, an increase of 51%. The increase in interest expense, net was primarily due to increased borrowings to support working capital needs as a result of the business growth and to support the capacity expansion in MFC2. Additional interest expense was incurred on the GE Capital Asset loan as well as an interest penalty of $181,000 resulting from the early repayment of that debt in February 2004.

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

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Years Ended September 30, (dollars in thousands)
	2005	2004	2003
Cash flow provided by operating activities	$43,969	$5,116	$5,879
Cash flow used in investing activities	$(23,311)	$(42,247)	$(29,201)
Cash flow (used in) provided by financing activities	$(373)	$48,481	$24,196
Cash and cash equivalents at year end	$38,253	$16,631	$5,211
Days sales outstanding	58.4	46.5	54
Inventory turnover	6.6	6.5	6.3

Net cash generated from operations during fiscal 2005 was $44 million. During fiscal 2005, net income of $37.2 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $56.3 million of operating cash, offset by $12.3 million required for working capital.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that cash on hand and funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next 12 months; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital.

Changes in the principal components of working capital in our 2005 fiscal year were as follows:

•	Our net accounts receivable increased to $71.5 million at September 30, 2005 from $44.4 million for the prior year, an increase of 61%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2005 versus the prior year. Our net inventory balances increased to $45 million at September 30, 2005 from $39.2 million for the prior year, an increase of 15%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $58 million at September 30, 2005 from $26.1 million for the prior year, an increase of 122%, as a result of increased purchases in support of the higher business volumes. Depreciation and amortization expense was $11.4 million for fiscal 2005 versus $6.7 million in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities in our 2005 fiscal year were as follows:

•

Net cash used in investing activities was $23.3 million for fiscal 2005. Capital expenditures included $22.9 million of capital equipment and other assets, including a $1.5 million reduction in deposits for fixed asset purchases, which were related to the construction of MFC2 and the purchase of machinery and equipment for our new China operations. As of September 30, 2005 and 2004, we had outstanding purchase commitments related to MFC2 capital projects which totaled $4.6 million and $18 million, respectively.

•	Net cash used in financing activities was $373,000 for fiscal 2005 and consisted of $3 million of proceeds from the exercise of stock options and $3.4 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $0 at September 30, 2005 from $3.4 million at September 30, 2004. The decrease in outstanding loan amounts was due to the pay down in debt from cash generated by operating activities.

Net cash generated from operations during fiscal 2004 was $5.1 million. During fiscal 2004, net income of $25.7 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $29.8 million of operating cash, offset by $24.7 million required for working capital.

Changes in the principal components of working capital in our 2004 fiscal year were as follows:

•	Our net accounts receivable increased to $44.4 million at September 30, 2004 from $21 million for the prior year, an increase of 111%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2004 versus the prior year. Our net inventory balances increased to $39.2 million at September 30, 2004 from $21.9 million for the prior year, an increase of 79%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $26.1 million at September 30, 2004 from $21 million for the prior year, an increase of 24%, as a result of increased purchases in support of the higher business volumes. Depreciation and amortization expense was $6.7 million for fiscal 2004 versus $4.4 million in the prior year due to the increased fixed asset base.

Our principal investing and financing activities in our 2004 fiscal year were as follows:

•	Net cash used in investing activities was $42.3 million for fiscal 2004. Purchases of short-term investments from the proceeds of our initial public offering, or IPO, were $21.6 million. Capital expenditures included $20.4 million of capital equipment and other assets, including $321,000 of deposits for fixed asset purchases, primarily for the construction of MFC2 and the purchase of machinery and equipment for our new China operations. As of September 30, 2004 and 2003, we had outstanding purchase commitments related to MFC2 capital projects which totaled $18 million and $5.7 million, respectively.

•	Net cash provided by financing activities was $48.5 million for fiscal 2004 and consisted of $54.8 million of proceeds from the sale of stock and $6.3 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $3.4 million at September 30, 2004 from $9.7 million at September 30, 2003. The decrease in outstanding loan amounts was due to the pay down in debt from our proceeds from our IPO.

Capital Commitments

As of September 30, 2005, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s, or SEC’s, Regulation S-K. The following summarizes our contractual obligations at September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	—	—	—	—	—
Operating leases (facilities)	5,595	991	1,552	958	2,094
Capital lease obligations	332	137	195	—	—
Purchase obligations (MFC2)	4,574	4,574	—	—	—

Total contractual obligations	$10,501	$5,702	$1,747	$958	$2,094

We have 15 leases relating to space at our California facilities, which range in terms from month-to-month to three years, and range in size from approximately 2,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms. We have one lease for the engineering, lens assembly and manufacturing space for Aurora Optical in Tucson, Arizona, for 47,000 square feet which expires in 2015. According to the terms of this lease, we and the landlord have agreed to negotiate in good faith for us to purchase this property by June 13, 2006. We have several parcels at MFC1 that have long-term land leases expiring beyond 2043. Under the terms of the leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on the long-term land leases at MFC1 other than payments of real estate taxes. Our long-term land lease for MFC2 includes an additional 65,000 square feet of land on which we are currently expanding our manufacturing operations. Under the terms of this lease, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations under the MFC2 long-term land lease other than payments of real estate taxes.

During fiscal 2005 our Board of Directors approved an additional expansion at MFC2, which is expected to be completed during the first quarter of fiscal 2007. As of September 30, 2005, we had purchase obligations of $4.6 million related to this expansion, and we expect additional expenditures for the plant’s equipment to be approximately $21.0 million, with these equipment purchases to begin in the spring of 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements of the company. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” or SAB No. 107. SAB No. 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123R, utilizing the modified prospective method, in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. During fiscal 2006, we expect to reduce net income related to options outstanding under the 1994 and 2004 Stock Option Plans as of September 30, 2005 (See Note 12 of our financial statements included in Item 7 of this Annual Report) by approximately $800,000 to $1.0 million as a result of the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29.” The provisions of this statement are effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of SFAS 153 will have a significant effect on our future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 became effective for us beginning on October 1, 2004. We do not believe this statement will have a material impact on our consolidated financial statements.

In September 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, or EPS, regardless of whether the market price trigger has been met. We adopted EITF 04-8 on December 30, 2004. The adoption of EITF 04-8 did not have an impact on our calculation of diluted EPS.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the years ended September 30, 2005 and 2004, 81% and 80%, respectively, of our net sales were to Motorola and 45 and 40 of its subcontractors, respectively. Several subcontractors of Motorola also constitute significant customers of ours. For the years ended September 30, 2005, 2004 and 2003, sales of our products to Hosiden F.D. Corporation and its affiliates, Optrex Corporation Japan and its affiliates and Koninklijke Philips Electronics NV and its affiliates accounted for 4%, 2% and 1%, 11%, 10% and 7%, and 14%, 12% and 21% of our net sales, respectively.

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

For the years ended September 30, 2005 and 2004, 84% and 83%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our net sales will be harmed if we are unable to obtain and ship a sufficient number of orders from customers in each quarter. In addition, our customers may cancel, change or delay product purchase orders with little or no advance notice to us. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual net sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	price reductions due to competitive pressure.

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled.

We will have difficulty selling our products if customers do not design our flexible printed circuit products into their product offerings, if our customers’ product offerings are not commercially successful, or if we do not timely execute our operational and strategic plans.

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

We cannot be certain that our current products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for their products. In addition, our long term strategy relies in part on new technologies and products. We cannot be certain that our new technology and products will be selected by customers, especially if we are unable to obtain certain industry approval, including Underwriters Laboratory approval for our charger products, on a timely basis. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities, if we do not execute our operational and strategic plans for new products in a timely manner or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

WBL Corporation beneficially owns 61% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 61% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. Under generally accepted accounting principles in Singapore, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock.

This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. To the extent that WBL Corporation beneficially owns a significant portion of our outstanding common stock, even if less than a majority, it will continue to have significant influence over all matters submitted to our stockholders. WBL Corporation is not prohibited from selling a controlling interest in us to a third party, including a participant in our industry, or from buying additional shares of our stock.

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

Except as specified below, WBL Corporation does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation does have the ability to control who is elected to our board of directors each year and therefore can influence decisions that require board approval. In addition, pursuant to our Stockholders Agreement with WBL Corporation, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock.

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

We have been advised by WBL Corporation that the individuals representing WBL Corporation who are on our board have authority to vote our shares of common stock; however, prior to voting our shares of common stock on any significant matter or disposing of our shares of common stock, the approval of WBL Corporation’s board of directors must be obtained. In addition, WBL Corporation is listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation also may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. For the fiscal year ended September 30, 2005, we were a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL Corporation for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year. We expect to continue to be a principal subsidiary of WBL Corporation for the foreseeable future.

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

If we are unable to attract or retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our chief executive officer and chairman of the board of directors, and Reza Meshgin, our president and chief operating officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and accordingly, the costs of retaining such employees, in China. Our success will also depend on our ability to attract and retain additional qualified management, finance, engineering and sales and marketing personnel, including in the camera module business and any new line of business we acquire.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability. Low yields may result from, among other things, design errors or manufacturing failures in new or existing products. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China or Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future, may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer-base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to compete with these ODMs, we may be unable to sustain or grow our business.

Our products and their terms of sale are subject to various pressures from our customers and our competitors, any of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on an annual, semi-annual or quarterly basis. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual basis. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for us and the extension of payment terms for our customers could negatively affect our cash flow. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract claim, including due to quality or delivery issues, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use raw materials and components that have been pre-qualified by them, which limits further the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. In addition, suppliers of certain of our raw materials and components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such raw materials and components. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive raw materials or components on a timely or cost-effective basis.

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

We purchase substantially all of our materials used to make flexible printed circuits from two sources, E.I. Dupont de Nemours & Co., or Dupont, and Rogers Corporation, or Rogers. In the fiscal years 2005, 2004 and 2003, we purchased approximately 84%, 77% and 87% of these materials from Dupont and approximately 16%, 23% and 13% from Rogers. Currently, Molex Inc., Supertex, Inc., Panasonic and ITT, Inc. are our largest component suppliers. In the fiscal year 2005, we purchased 12%, 3%, 4% and 13% of our components from Molex, Supertex, Panasonic and ITT. In the fiscal year 2004, we purchased 10%, 2% 13% and 13% of our components from Molex, Supertex, Panasonic and ITT. In the fiscal year 2003, we purchased 11%, 8%, 5% and 8% of our components from Molex, Supertex, Panasonic and ITT.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate our foreign locations to the financial reporting system used by us in the United States;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and expect to continue to experience insufficient power supplies in the foreseeable future. Although we have purchased several generators, we cannot be assured that such generators will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generations or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with a new line of business acquired in any acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses;

•	the need to acquire a new supplier base for the materials and components associated with a new line of business;

•	the need to hire additional employees to operate effectively the acquired business, including employees with specialized knowledge; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

We may have difficulty managing any growth that we might experience.

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls;

•	managing operations in multiple locations and multiple time zones;

•	the ability to timely and in a cost-effective manner increase our manufacturing capacity and build new manufacturing facilities in order to meet customer demands; and

•	the ability to acquire customers in a new line of business.

The Sarbanes-Oxley Act and other rules and regulations may increase the time and costs of certain activities.

In addition, we incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our financial compliance costs and have made some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, under the terms of our Stockholders Agreement, WBL Corporation’s approval is required for the issuance of securities that would reduce its effective ownership of us to a level that is below a majority of the outstanding shares of common stock. If WBL Corporation’s approval is required, it is possible that WBL Corporation may not approve of any transaction we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

The following factors could affect our ability to obtain additional capital on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects;

•	WBL Corporation’s approval, if required;

•	the international aspects of our business, including the foreign location of a majority of our physical assets and the fact that a majority of our customers are located overseas; and

•	interest rates.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, will expire on December 31, 2007. After this time, MFC1 will be subject to an income tax rate of 27%. For the fiscal years ended September 30, 2005 and 2004 we realized tax savings of $3.5 million and $2.8 million respectively, for our operations in China related to MFC1.

We also have obtained a tax holiday for our new manufacturing facility in China, MFC2, that allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12%. Beginning on January 1, 2006, MFC2 will be subject to a tax holiday rate of 12%. However, this tax holiday may be challenged, modified or even eliminated by taxing authorities or changes in law. We cannot determine with certainty the amount of tax savings we will realize, if any, as a result of this tax holiday.

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

We are also currently in the process of an audit in China relating to the import and export of raw and component materials at MFC1. We have been advised by the relevant custom authorities that upon completion of this audit, we may be required to pay value added tax and duty, plus interest and penalties, due to shortages in, and/or excess stock of, these raw and component materials. We estimate that the net impact of the value added tax, duty, interest and penalties as a result of this audit will be $1.3 million, which has been accrued as of September 30, 2005; however, this estimate may not be correct and we may be required to pay more or less, as a result of such review.

Our bank facilities contain restrictive covenants that, if not satisfied or waived, could impact our ability to borrow money under these facilities and could result in acceleration of our debt obligations under these facilities that may be outstanding from time to time.

Our failure to comply with restrictive covenants in our bank facilities could result in an event of default which, if not satisfied or waived, could preclude us from borrowing money under one or more of these facilities or may result in us being required to repay any borrowings we may have under our facilities from time to time. In addition, our facility with Norddeutsche Landesbank Girozentrale, or NLG, provides that NLG can refuse to honor a draw request from us for any reason, even if we are in full compliance with the terms of the facility. If we were unable to borrow under these facilities to finance our operations or we were unable to refinance borrowings under our facilities that may come due, our financial condition and results of operations could be harmed.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $125,000 and $122,000 of restricted cash for the fiscal years ended September 30, 2005 and 2004, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended September 30, 2005, our stock traded between $9.26 and $29.30 per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, the stock market in general, and Nasdaq and technology companies in particular, have experienced extreme price and volume fluctuations. Our historical trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in the annual report for the year ended September 30, 2006 by Section 404 of the Sarbanes-Oxley Act , or Section 404, we are adopting a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404.

Although we have a timeline and schedule that we believe are appropriate to comply with the requirements of Section 404, if any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 since we may not receive an unqualified Independent Registered Public Accounting Firms’ report, and our business and stock price may be adversely affected.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of December 5, 2005 we had 24,216,930 shares of common stock outstanding and 1,158,423 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2005, no amounts were outstanding under our loan agreements with NLG, Shanghai Pudong Development Bank and Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $298.3 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2005 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.2 RMB per U.S. Dollar for the fiscal year ended September 30, 2005. Transactions in RMB represent approximately 5% of total net sales from foreign customers for the fiscal year ended September 30, 2005. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

We have completed an integrated audit of Multi-Fineline Electronix, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and it’s subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

December 5, 2005

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share and Share Data)

	September 30,
	2005	2004
ASSETS
Cash and cash equivalents	$38,253	$16,631
Short term investments	16,090	21,565
Restricted cash	2,008	181
Accounts receivable, net of allowances of $601 and $250	71,488	44,382
Inventories	44,975	39,217
Due from affiliates	421	43
Deferred taxes	3,168	3,343
Income taxes receivable	254	—
Other current assets	925	807

Total current assets	177,582	126,169
Property, plant and equipment, net	73,652	59,914
Restricted cash	125	122
Deferred taxes	661	1,790
Goodwill	3,686	57
Other assets	3,894	1,946

Total assets	$259,600	$189,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$57,970	$26,079
Accrued liabilities	11,022	5,990
Due to affiliates	334	5,471
Lines of credit	—	3,369
Other current liabilities	130	—
Income taxes payable	—	6,299

Total current liabilities	69,456	47,208
Other liabilities	384	361
Deferred taxes	719	1,345

Total liabilities	70,559	48,914

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized; 24,179,884 and 23,264,835 shares issued and outstanding	2	2
Additional paid-in capital	98,564	89,110
Retained earnings	89,137	51,971
Accumulated other comprehensive income	1,338	1

Total stockholders’ equity	189,041	141,084

Total liabilities and stockholders’ equity	$259,600	$189,998

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)

	Years Ended September 30,
	2005	2004	2003
Net sales	$357,090	$253,049	$129,415
Cost of sales	277,202	197,412	107,418

Gross profit	79,888	55,637	21,997

Operating expenses
Sales and marketing	8,783	7,649	5,621
General and administrative (includes stock-based compensation expense of $99, $14 and $130, respectively)	18,470	11,569	8,669

Total operating expenses	27,253	19,218	14,290

Operating income	52,635	36,419	7,707
Other (income) expense, net
Interest expense	174	614	321
Interest income	(688)	(146)	(11)
Other (income) expense, net	(378)	100	525

Income before provision for income taxes	53,527	35,851	6,872
Provision for income taxes	(16,361)	(10,145)	(2,295)

Net income	$37,166	$25,706	$4,577

Net income per share
Basic	$1.57	$1.33	$0.39
Diluted	$1.51	$1.27	$0.38
Shares used in computing net income per share
Basic	23,603,935	19,310,044	11,720,295
Diluted	24,593,998	20,306,842	11,978,610

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Unearned Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at September 30, 2002	11,720,295	1	8,285	—	32,562	(57)	40,791	$4,967

Stock-based compensation	—	—	57	(57)	—	—	—
Amortization of stock-based compensation	—	—	—	43	—	—	43
Compensation relating to the modification of stock options	—	—	87	—	—	—	87
Net income	—	—	—	—	4,577	—	4,577	$4,577
Translation adjustment	—	—	—	—	—	(12)	(12)	(12)

Balance at September 30, 2003	11,720,295	1	8,429	(14)	37,139	(69)	45,486	$4,565

Issuance of shares in conjunction with rights offering, net of issuance costs of $80	6,537,540	1	36,045	—	(10,874)	—	25,172
Exercise of stock options	7,000	—	26	—	—	—	26
Issuance of shares in connection with initial public offering, net of issuance costs of $5,408	5,000,000	—	44,610	—	—	—	44,610
Amortization of stock-based compensation	—	—	—	14	—	—	14
Net income	—	—	—	—	25,706	—	25,706	$25,706
Translation adjustment	—	—	—	—	—	70	70	70

Balance at September 30, 2004	23,264,835	$2	$89,110	$—	$51,971	$1	$141,084	$25,776

Exercise of stock options	915,049	—	2,996	—	—		2,996
Compensation relating to the modification of stock options	—	—	99	—	—		99
Stock based compensation income tax benefits	—	—	6,359	—	—		6,359
Net Income	—	—		—	37,166		37,166	$37,166
Translation adjustment	—	—	—	—	—	1,337	1,337	1,337

Balance at September 30, 2005	24,179,884	$2	$98,564	$—	$89,137	$1,338	$189,041	$38,503

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities
Net income	$37,166	$25,706	$4,577
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,434	6,704	4,378
Loss from equity method investee	40	250	441
Provision for doubtful accounts	351	26	112
Income tax benefit related to stock option exercise	6,359	—	—
Deferred income taxes	678	(2,945)	(205)
Stock-based compensation expense	99	14	130
Loss on disposal of equipment	136	60	125
Changes in operating assets and liabilities
Accounts receivable	(27,158)	(23,421)	(3,325)
Inventories	(5,665)	(17,288)	(9,565)
Due to/from affiliates, net	(5,515)	4,095	1,007
Other current assets	(81)	(414)	(203)
Other assets	(3,831)	(171)	(142)
Accounts payable	31,585	5,064	9,675
Accrued liabilities	4,901	1,153	(86)
Income tax payable	(6,553)	6,000	(344)
Other liabilities	23	283	(696)

Net cash provided by operating activities	43,969	5,116	5,879

Cash flows from investing activities
Proceeds from sales of short term investments	5,475	—	—
Purchases of short term investments	—	(21,565)
Cash paid for property and equipment	(24,417)	(20,042)	(23,809)
Purchases of software and capitalized internal-use software	(110)	(563)	(652)
Deposits on property and equipment	1,523	(321)	(4,207)
Cash advances to equity investees	—	(242)	(522)
Proceeds from sale of equipment	2,454	535	125
Increase in restricted cash, net	(1,830)	(49)	(136)
Cash paid for acquisition	(6,406)	—	—

Net cash used in investing activities	(23,311)	(42,247)	(29,201)

Cash flows from financing activities
Borrowings on line of credit	4,950	30,972	9,085
Payments on line of credit	(8,319)	(32,688)	(4,500)
Deposits from Wearnes for purchase of common stock	—	—	15,000
Proceeds from note payable	—	—	4,800
Principal payments on note payable	—	(4,611)	(189)
Proceeds from exercise of options	2,996	26	—
Proceeds from issuance of common stock, net of issuance costs of $5,488	—	54,782	—

Net cash (used in) provided by financing activities	(373)	48,481	24,196

Effect of exchange rate changes on cash	1,337	70	(12)

Net increase in cash	21,622	11,420	862
Cash and cash equivalents at beginning of year	16,631	5,211	4,349

Cash and cash equivalents at end of year	$38,253	$16,631	$5,211

Supplemental disclosure
Interest paid	$187	$590	$281
Income taxes paid	9,852	7,089	3,249
Noncash financing activities
Issuance of common stock to Wearnes	$—	$15,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Share Data)

1.	Basis of Presentation and Significant Accounting Policies

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61%, 64% and 72% of the Company’s outstanding common stock as of September 30, 2005, 2004 and 2003, respectively, allowing Wearnes to exercise operating control over the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China, Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”); and one located in Arizona, Aurora Optical, Inc. (“Aurora Optical”). All significant intercompany transactions and balances have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2005 and 2004 consisted of money market funds and seven day municipal bonds. The Company holds the seven day municipal bonds to their maturity and records them at amortized cost, which approximates their fair value.

Short-Term Investments

Short-term investments consist of certain marketable debt securities, which consist primarily of short to intermediate term fixed income auction rate securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value which approximates amortized cost.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying value of the Company’s lines of credit approximates fair value based on borrowing rates currently available to the Company.

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

Accounts Receivable

The Company invoices customers at shipment for the value of the related products delivered. Accounts receivable are recorded at the invoiced amount, net of any amount that is in deferred revenue that is not yet due based on the payment terms and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience as well as specific identification of credit issues with invoices. The Company reviews the allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be collected. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 eliminates the amortization of goodwill.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets, the Company engaged a valuation specialist to assist in determining those values. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the accounting value of the underlying net assets of such reporting unit. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. The Company has one reporting unit for evaluating its goodwill for impairment. As of September 30, 2005 and 2004, there were no such impairments of goodwill, intangible assets or other long-lived assets.

Revenue Recognition

The Company’s revenues are generated from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training), customer acceptance or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

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

Product Warranty Accrual

The Company warrants its products from 60 to 365 days. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the consolidated balance sheets.

Changes in product warranty accrual for the years ended September 30, 2005, 2004 and 2003 was as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at September 30
2005	$1,549	$(2,892)	$2,782	$1,439
2004	337	(1,918)	3,130	1,549
2003	445	(1,816)	1,708	337

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended September 30, 2005, 2004 and 2003 was comprised entirely of the Company’s foreign currency translation adjustment.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the years ended September 30, 2005, 2004 and 2003, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $53 and losses of $10 and $58, respectively.

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

Had compensation cost for the Company’s stock option plans (Note 12) been determined based on the fair value at the grant dates for awards under the plans consistent with the method promulgated by SFAS No. 123, the Company’s net income for the years ended September 30, 2005, 2004 and 2003, would have decreased to the pro forma amounts below:

	Years Ended September 30,
	2005	2004	2003
Net income, as reported	$37,166	$25,706	$4,577
Stock-based compensation, intrinsic value method, net of tax	70	9	85
Total stock-based employee compensation expense determined under fair value-based method for all options	(711)	(284)	(228)

Pro forma net income	$36,525	$25,431	$4,434

Net income per share
Basic, as reported	$1.57	$1.33	$0.39
Basic, pro forma	$1.55	$1.32	$0.38
Diluted, as reported	$1.51	$1.27	$0.38
Diluted, pro forma	$1.49	$1.25	$0.37
Shares used in computing net income per share
Basic	23,603,935	19,310,044	11,720,295
Diluted	24,593,998	20,306,842	11,978,610

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

The following table presents a reconciliation of basic and diluted income per share:

	Years Ended September 30,
	2005	2004	2003
Basic weighted-average number of common shares outstanding	23,603,935	19,310,044	11,720,295
Dilutive effect of outstanding stock options	990,063	996,798	258,315

Diluted weighted-average number of common and potential common shares outstanding	24,593,998	20,306,842	11,978,610

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive		1,014,000	—

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS 123R, utilizing the modified prospective method, in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123R on its operating results and financial condition. The Company’s assessment of the estimated compensation charges is affected by it’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company expects to use the Black Scholes model to calculate the fair value of the options. During fiscal 2006, the Company expects to reduce net income related to options outstanding under the 1994 and 2004 Stock Option Plans as of September 30, 2005 (Note 12) of approximately $800 to $1,000 as a result of the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29.” The provisions of this statement are effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 became effective for the Company beginning on October 1, 2004. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share (“EPS”), regardless of whether the market price trigger has been met. The Company adopted EITF 04-8 on December 30, 2004. The adoption of EITF 04-8 did not have an impact on the Company’s calculation of diluted EPS.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll the investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term investments of $21,565 on the September 30, 2004 balance sheet. A corresponding adjustment has also been made to the Company’s Consolidated Statements of Cash Flows for the year ended September 30, 2004, to reflect the gross purchases of $21,565 and sales of $0 of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

2.	Restricted Cash

Restricted cash consists of funds held in short-term deposits that are legally restricted as to withdrawal. Restricted cash of $2,008 and $181 as of September 30, 2005 and 2004, respectively, was required in relation to the on-going value added tax audit in China and to secure a letter of credit at Shanghai Pudong Development Bank (“SPDB”).

The Company also had restricted cash of $125 and $122 as of September 30, 2005 and 2004, respectively, held at the direction of the County of Orange, California, to finance environmental clean-up costs, estimated by the Company and approved by the County, in the event the Company vacates its Anaheim, California manufacturing facilities. The Company is not a party to any environmental claims. As of September 30, 2005, the Company believes the amount held as restricted cash is sufficient to pay environmental clean-up costs that may exist, if any, should the Company vacate its facilities.

3.	Related Party Transactions

During the years ended September 30, 2005, 2004 and 2003, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd. and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes; and (d) Wearnes. As discussed in Note 1, Wearnes owns 61% and 64% of the Company’s common stock as of September 30, 2005 and 2004, respectively. MFS Technology Ltd. is a subsidiary of Wearnes

Net amounts due from/to affiliated companies comprise the following:

	September 30,
	2005	2004
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$346	$—
Wearnes Greatwall Circuits	—	1
Suzhou Wearnes-Xirlink Electric Co. Ltd.	43	42
Wearnes	32	—

	$421	$43

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	September 30,
	2005	2004
Due to affiliates
MFS Technology Ltd.	$—	$5,063
Wearnes	—	84
Suzhou Wearnes-Xirlink Electric Co. Ltd.	10	—
Wearnes Hollingsworth Corporation	324	324

	$334	$5,471

Sales to and purchases from affiliates comprise the following:

	Years Ended September 30,
	2005	2004	2003
Sales to affiliates
MFS Technology Ltd.	$368	$517	$32
Wearnes Greatwall Circuits	—	1	26
MFS Technologies (M) Sdn. Bhd.	—	2	4

	$368	$520	$62

Purchases from affiliates
MFS Technology Ltd.	$1,543	$9,577	$474
Wearnes Greatwall Circuits	—	—	677

	$1,543	$9,577	$1,151

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $0, $194 and $375 for the years ended September 30, 2005, 2004 and 2003, respectively. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the year ended September 30, 2005, no services were provided under this agreement. During the year ended September 30, 2003, the Company recorded $72 for the purchase of software and maintenance and $40 for internal audit fees from Wearnes. Rental fees charged by the Company to Wearnes Hollingsworth Corporation for the years ended September 30, 2005, 2004 and 2003 were $0, $0 and $15, respectively, as consideration for the storage of certain assets at the Company’s facilities.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the years ended September 30, 2005, 2004 and 2003, the Company paid $0, $339 and $387, respectively to Wearnes Hollingsworth Corporation.

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company terminated a consulting relationship with an independent director on the Company’s board of directors, and entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former board member $9 per month until June 2006. The Company paid $0, $99 and $141 for consulting services during each of the years ended September 30, 2005, 2004 and 2003, respectively, to two separate individuals, who were, at the time of the payments, members of the Company’s board of directors.

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

In November 2003, the Company executed a $25,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). In connection with the Company’s IPO, the parties agreed to reduce the facility to $15,000 and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which was 64% as of the completion of the Company’s IPO. However, at no time could WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding common stock (the “NLG Amendment”). In fiscal 2005, the Company renegotiated the line of credit

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

with NLG, eliminating WBL’s guarantee provision (Note 7). As of September 30, 2005, the Company had no outstanding balance on the NLG line of credit.

4.	Composition of Certain Balance Sheet Components

Inventories comprise the following:

	September 30,
	2005	2004
Raw materials and supplies	$18,821	$23,796
Work-in-progress	12,323	9,788
Finished goods	13,831	5,633

	$44,975	$39,217

Property, plant, and equipment, net, comprise the following:

	September 30,
	2005	2004
Land	$3,730	$3,730
Building	18,187	17,347
Machinery and equipment	74,277	52,189
Furniture and fixtures	3,003	2,342
Leasehold improvements	2,805	2,783

	102,002	78,391
Accumulated depreciation and amortization	(28,350)	(18,477)

	$73,652	$59,914

Depreciation expense for the years ended September 30, 2005, 2004 and 2003, was $10,901, $6,372 and $4,232, respectively.

Included in other assets as of September 30, 2005 and 2004 is $617 and $984, respectively, of capitalized purchased software and internally developed software costs, net of accumulated depreciation of $1,143 and $667, respectively. The Company capitalized $110, $563 and $652 of purchased software costs during the year ended September 30, 2005, 2004 and 2003. Amortization of software costs for the years ended September 31, 2005, 2004 and 2003, was $477, $329 and $146, respectively.

In addition, included in other assets as of September 30, 2005 and 2004 is $1,523 and $321, respectively, of deposits on equipment to be purchased.

Accrued liabilities comprise the following:

	September 30,
	2005	2004
Wages and compensation	$5,202	$3,509
Warranty accrual	1,439	1,549
Other taxes	1,401	(119)
Other	2,980	1,051

	$11,022	$5,990

5.	Investment - Cornerstone

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of September 30, 2005 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The Company periodically reviews this investment for other-than-temporary declines in fair value. Fair value for this investment is estimated based on several factors including; recent financial information and estimated market prices for comparable companies and pricing models using historical and forecasted financial information. To date, there has been no impairment of the investment in Cornerstone.

6.	Income Taxes

United States and foreign income before taxes are as follows:

	Years Ended September 30,
	2005	2004	2003
United States	$38,474	$25,107	$5,150
Foreign	15,053	10,744	1,722

	$53,527	$35,851	$6,872

The provision for income taxes consisted of the following components:

	Years Ended September 30,
	2005	2004	2003
Current
Federal	$10,767	$8,240	$1,720
State	1,295	2,214	518
Foreign	3,622	2,635	263

	15,684	13,089	2,501

Deferred
Federal	(94)	(1,154)	(93)
State	62	(221)	(99)
Foreign	709	(1,569)	(14)

	677	(2,944)	(206)

	$16,361	$10,145	$2,295

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2005	2004
Deferred tax assets
Inventory	$1,475	$1,096
Depreciation	640	1,166
Stock-based compensation	173	286
Accrued expenses	432	356
Allowance for doubtful accounts	181	103
Warranty reserve	577	673
Capital loss carryforward	63	—
Royalty payment	—	360
Investments	314	338
State taxes	321	698
Other	30	57

Subtotal deferred tax assets	4,206	5,133

Valuation allowance	(377)	—

Total deferred tax assets	3,829	5,133

Deferred tax liabilities
Depreciation	(800)	(1,232)
Other	81	(113)

Total deferred tax liabilities	(719)	(1,345)

Net deferred tax assets	$3,110	$3,788

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The Company established a valuation allowance of approximately $377 as of September 30, 2005. The valuation allowance relates to capital loss carryforwards generated amounting to $63 generated in fiscal 2005 for which there is an uncertainty regarding the future realization and management has determined that it is will more likely than not these carryforwards will expire unused. The valuation allowance also includes the deferred income tax benefits of the book losses attributable to the Company’s investment in a partnership amounting to $314 for which it is more likely than not that it will not receive future tax benefits.

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended September 30,
	2005	2004	2003
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	2.7%	3.4%	4.0%
Foreign tax credit	(3.4)%	(1.2)%	—
Foreign rate variance	(3.9)%	(8.0)%	(5.2)%
Nondeductible expenses	0.1%	0.1%	0.8%
Other	0.0%	(1.0)%	(1.2)%

	30.5%	28.3%	33.4%

The Company operates under a tax holiday in China, which had a zero percent tax rate for MFC1 until December 31, 2001. Beginning January 1, 2002, the zero percent tax rate expired for MFC1 and the Company became subject to a tax rate equal to 12% (versus the applicable Chinese tax rate of approximately 27%). This change in the tax holiday is similar to a change in enacted tax rates and has been reflected in the Company’s deferred tax computation as of September 30, 2005 and 2004. MFC1 will continue to be subject to taxes equal to 12% until December 31, 2007. After this time, MFC1 will be subject to the statutory rate of 27%. The Company has also obtained a tax holiday for MFC2 that allows for a zero percent tax rate for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced income tax equal to 12% (versus the applicable Chinese tax rate of approximately 27%). MFC2 is subject to a 12% rate beginning January 1, 2006.

Had the Company not received the tax holiday for its operations in China, net income for the years ended September 30, 2005, 2004 and 2003 would have been decreased to the pro forma amounts below:

	Years Ended September 30,
	2005	2004	2003
Net income, as reported	$37,166	$25,706	$4,577
Additional tax in China	(3,532)	(2,750)	(258)

Pro forma net income	$33,634	$22,956	$4,319

Net income per share
Basic, as reported	1.57	1.33	0.39
Basic, pro forma	1.42	1.23	0.37
Diluted, as reported	1.51	1.27	0.38
Diluted, pro forma	1.37	1.17	0.36

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $28,595, $14,264 and $4,175 for the years ended September 30, 2005, 2004 and 2003, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

During the year ended September 30, 2005, the Chinese Tax Authority completed its audit of MFC1’s income tax returns for fiscal years 1999 through 2004. The audit resulted in approximately $1,100 of foreign withholding tax expense that is fully creditable on the United States federal tax return, resulting in no additional tax on a consolidated basis.

The Company establishes reserves when it believes that certain positions are likely to be challenged by the tax authorities and that the Company may not succeed, despite its belief that the tax return positions are fully supportable. The

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Company adjusts these reserves in light of changing facts and circumstances, including the progress of a tax audit. The Company’s effective tax rate includes the impact of these estimates.

The IRS has begun its audit of fiscal year ended September 30, 2003. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the results of these audits are not expected to have a material impact on the Company’s financial position or results of operations. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. The Company’s tax reserves are included in the balance sheet with income taxes receivable.

7.	Lines of Credit and Note Payable

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000. The line of credit was increased by RMB 40,000 to RMB 100,000 in October 2004 ($12,358 at September 30, 2005). The line of credit will mature in October 2005, and bears interest at LIBOR (3.95% and 1.91% at September 30, 2005 and 2004, respectively) plus 0.4%, which is payable quarterly (Note 15). During the year ended September 30, 2005, the Company had borrowings of $3,000 and made repayments of $3,000. As of September 30, 2005, the Company had no borrowings outstanding under this line of credit.

The Company also maintains a $20,000 line of credit with SPDB. The line of credit will mature in July 2006 and bears interest at LIBOR (3.95% and 1.91% at September 30, 2005 and 2004,) plus 0.4%, which is payable quarterly. As of September 30, 2004, the Company had borrowings outstanding of $3,369. During the year ended September 30, 2005, the Company borrowed $1,950 and made payments of $5,319. As of September 30, 2005, the Company had no borrowings outstanding under this line of credit.

In November 2003, the Company entered into a $25,000 unsecured revolving line of credit with NLG. Borrowings bear interest at SIBOR plus 1.4% correlating to the time period of the borrowing. In connection with the IPO, the parties agreed to reduce the facility to $15,000. In July 2005, the Company terminated the $15,000 credit facility and entered into a new $15,000 credit facility with NLG. Borrowings under the new facility will bear interest at LIBOR plus 2.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. As of September 30, 2005, the Company had no borrowings outstanding under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties and covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of September 30, 2005, the Company was in compliance with these covenants with NLG.

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

A summary of the lines of credit follows:

	Amounts Available at September 30,	Amounts Outstanding at September 30,
	2005	2005	2004
Line of credit (BC)	$12,358	$—	$—
Line of credit (SPDB)	20,000	—	3,369
Line of credit (NLG)	15,000	—	—

	$47,358	$—	$3,369

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

8.	Segment Information

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

Financial information by geographic segment is as follows:

	Years Ended September 30,
	2005	2004	2003
Net sales
United States	$271,393	$185,422	$113,742
China	205,109	119,751	35,361
Eliminations	(119,412)	(52,124)	(19,688)

Total	$357,090	$253,049	$129,415

Operating income
United States	19,048	22,331	5,844
China	33,587	14,088	1,863

Total	$52,635	$36,419	$7,707

Depreciation and amortization
United States	$2,873	2,491	1,747
China	8,561	4,213	2,631

Total	$11,434	$6,704	$4,378

	September 30,
	2005	2004
Total assets
United States	$196,912	$161,797
China	142,779	69,766
Eliminations	(80,091)	(41,565)

Total	$259,600	$189,998

Long-lived assets
United States	$18,712	$17,879
China	59,358	45,950

Total	$78,070	$63,829

	Years Ended September 30,
	2005	2004
Capital Expenditures
United States	$810	$2,247
China	22,084	18,116

Total	$22,894	$20,363

9.	Significant Concentrations

Customers and Vendors

Net sales to the Company’s customers, which account for more than 10% of the Company’s net sales are presented below. The Company’s customers consist principally of major U.S. based electronic companies and their subcontractors. In addition, purchases from the Company’s vendors, which account for more than 10% of the Company’s purchases, are presented below.

	Years Ended September 30,
	2005	2004	2003
Net sales
Customer—A	55%	29%	7%
Customer—B	4%	11%	14%
Customer—C	1%	7%	21%
Customer—D	2%	10%	12%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	September 30,
	2005	2004	2003
Accounts Receivable
Customer—A	66%	31%	10%
Customer—B	4%	4%	19%
Customer—C	0%	5%	18%
Customer—D	0%	6%	14%

Customers B, C and D are subcontractors of Customer A. In addition, during the years ended September 30, 2005, 2004 and 2003, 81%, 80% and 71% of the Company’s net sales were realized from Customer A and its subcontractors.

	Years Ended September 30,
	2005	2004	2003
Purchases
Vendor—A	16%	18%	18%
Vendor—B	10%	8%	11%
Vendor—C	3%	10%	2%
Vendor—D	11%	8%	6%

	September 30,
	2005	2004	2003
Accounts payable
Vendor—A	10%	9%	12%

The Company’s customers require the use of materials that have been pre-qualified by them. Any interruption in pre-qualified sources of materials may result in the Company’s inability to timely deliver products to customers.

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Years Ended September 30,
	2005	2004	2003
North America	$44,047	$33,819	$28,275
China	231,393	116,713	42,103
Hong Kong	45,786	39,925	22,785
Japan	5,585	27,487	16,945
Other Asia-Pacific	23,925	20,144	11,104
Europe	3,777	14,418	8,113
Other foreign	2,577	543	90

	$357,090	$253,049	$129,415

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in other Asia-Pacific countries include Singapore, Malaysia, Thailand, Taiwan, the Philippines and Korea. Sales to customers in Europe include the Netherlands, Sweden, Hungary, Poland, Ireland, Belgium, Denmark, Finland, Scotland, Germany, France and the United Kingdom.

Industry

In the years ended September 30, 2005, 2004 and 2003, 84%, 83% and 75% of net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. The wireless telecommunications industry is subject to economic cycles and has experienced period of slowdown in the past.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

10.	Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under noncancelable operating leases which expire at various dates through 2006. Future minimum lease payments under noncancelable operating leases at September 30, 2005 are as follows:

Year Ending September 30,	Operating Leases
2006	$991
2007	561
2008	533
2009	458
2010 and after	3,052

Total	$5,595

Total rent expense was $899, $692 and $761 for the years ended September 30, 2005, 2004 and 2003, respectively.

Capital Leases

During the year ended September 30, 2004, the Company recorded a capital lease obligation of $318 related to the acquisition of a new phone system. The Company is obligated to pay $69, $69, $69 and $40 during the years ended September 30, 2006 through 2009, respectively. During the year ended September 30, 2005, the Company recorded a capital lease obligation of $108 related to the assumption of an equipment lease that was held by Aurora Optical prior to the acquisition. The Company is obligated to pay $68 and $17 during the years ended September 30, 2006 and 2007, respectively.

Other Commitments

As of September 30, 2005 and 2004, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $4,573 and $18,002, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. The amount of net income restricted by the foregoing for the years ended September 30, 2005, 2004 and 2003 are equal to $166, $111 and $116, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Indemnifications

In the normal course of business the Company provides indemnification and guarantee of varying scope to customers and others. These indemnities include among other things, intellectual property indemnities to customers in connection with sale of the Company’s products, warranty guarantees to customers related to products sold and indemnities to the Company’s directors and officers to the maximum extent permitted by Delaware law. The duration of these indemnities and guarantees varies, and, in certain cases, is indeterminate. Historically, costs related to these indemnification provision have not been significant and with the exception of the warranty accrual (Note 1) no liabilities have been recorded for these indemnification provisions.

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

1994 Stock Option Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”) that is administered by the Company’s board of directors. The 1994 Plan provides for the granting of stock options, stock appreciation rights and restricted common stock to employees, nonemployee advisors, consultants, and directors that generally expire ten years after the grant date. Options granted under the 1994 Plan vest based on periods determined by the Company’s board of directors, which has been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. During the year ended September 30, 2005, the Company did not issue any options under the 1994 Plan. Effective with the adoption of the 2004 Stock Incentive Plan, the Company ceased granting options under the 1994 Plan. The 1994 Plan officially terminated on December 9, 2004.

2004 Stock Incentive Plan

In June 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”) that is administered by the Company’s board of directors. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted common stock and restricted common stock units to employees, non-employee advisors, consultants, and directors. Options granted under the Plan vest and will expire based on periods determined by the Company’s board of directors, but in no event can the expiration date be later than ten years from the date of grant. Options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. A total of 2,876,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan.

Stock option activity under the plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2003	1,783,305	$3.02
Granted	1,034,000	9.98
Exercised	(7,000)	3.73
Forfeited	(11,900)	3.73

Options outstanding at September 30, 2004	2,798,405	5.58

Granted	177,000	18.37
Exercised	(915,049)	3.28
Forfeited	(78,651)	11.64

Options outstanding at September 30, 2005	1,981,705	7.65

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$2.00—$2.07	352,530	3.3	$2.05	352,530	$2.05
$3.73—$4.00	560,120	4.3	3.94	560,120	3.94
$8.75	20,000	8.9	8.75	5,416	8.75
$10.00	872,055	8.8	10.00	242,153	10.00
$16.80—$18.08	102,000	9.4	17.55	—	—
$20.18—$20.81	75,000	9.2	20.56	—	—

	1,981,705		$7.65	1,160,219	$4.65

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Options exercisable at September 30, 2004 and 2003 were 2,798,405 and 1,768,305, with a weighted-average exercise price of $3.03 and $2.94, respectively.

At September 30, 2005, the number of shares available for issuance under the 2004 Plan was 1,736,051.

In June 2003, the Company granted 300,000 stock options at exercise prices below the estimated fair value of the Company’s common stock at the date of grant. In accordance with APB 25, the Company recorded stock-based compensation totaling $57, which equaled the intrinsic value on the date of grant that was amortized over the related vesting period of one year. The Company recorded $14 and $43 of compensation expense during the years ended September 30, 2004 and 2003, respectively.

In March and May 2003, the Company extended the exercise period to ten years from the grant date for fully vested options for certain employees who had resigned from the Company. The extension of the exercise period resulted in a new measurement date under the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25 (“FIN 44”). For stock options with respect to 45,000 shares of common stock, the Company recorded compensation expense of $87 related to this modification, which was based on the difference between the estimated fair value of the Company’s common stock on the date of modification and the related exercise price.

In January 2005, the Company fully vested a portion of unvested options for two Board members who resigned from the Company. The acceleration of the vesting resulted in a new measurement date under FIN 44. The Company recorded compensation expense of $99 related to this modification, which was based on the difference between the estimated fair value of the options before and after the modification.

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS 123, the fair value of stock options granted was estimated at the date of grant using the minimum value method for each option grant preceding the Company’s initial public offering and the Black-Scholes model for each option grant subsequent to the Company’s initial public offering, with the following weighted-average assumptions: a risk-free interest rate of 3.95% and 3.84% for the years ended September 30, 2005 and 2004, respectively, no dividend yield, expected life of five years and volatility of 67% and 73% for the years ended September 30, 2005 and 2004, respectively. The weighted average fair value of options granted during the year ended September 30, 2005 and 2004 was $18.78 and $6.19, respectively.

13.	Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s board of directors. Contributions to the Benefit Plan were $127, $120 and $106 for the years ended September 30, 2005, 2004 and 2003, respectively.

14.	Acquisition

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The subsidiary hired certain employees of Applied Optics, Inc. and assumed its facility lease in Tucson, Arizona. In accordance with SFAS No. 141, Business Combinations, this acquisition was accounted for using the purchase method of accounting. The acquisition purchase price and related purchase price allocation was as follows:

Cash paid	$6,300
Direct transaction costs	106

Total consideration paid and direct transaction costs	$6,406
Less:
Fair value of tangible asset acquired	(3,026)
Add:
Fair value of tangible liabilities assumed	567

Total fair value step-up	$3,947

The total purchase price was allocated to the intangible assets and goodwill based on their fair values determined by the Company with the assistance of an independent third party appraisal as follows:

Identifiable intangible assets	$318
Goodwill	3,629

Total goodwill and intangible assets	$3,947

The useful lives of the intangible assets were determined to be between two and twenty-four months. During the year ended September 30, 2005, $56 of amortization expense was recognized. During the years ending September 30, 2006 and 2007, amortization expense of $153 and $108 will be recognized related to these intangible assets, respectively. The consolidated financial statements include the results of the subsidiary from the date of the acquisition.

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(In Thousands)

Accounts Receivable Reserves
Balances at September 30, 2002	267
Charged to operations	112
Write-offs	—

Balances at September 30, 2003	379
Charged to operations	26
Write-offs	(155)

Balances at September 30, 2004	250
Charged to operations	2,064
Write-offs	(1,713)

Balances at September 30, 2005	601

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm or disagreements with such accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, or the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this evaluation and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our 2006 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders expected to be held on March 21, 2006, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2006 Proxy Statement under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Ethics for Senior Officers, or Code of Ethics, that applies to our CEO, President, CFO and other key management employees (including other senior financial officers) who have been identified by the board of directors. We have also adopted a Code of Business Conduct that applies to all of our employees, officers and directors. A copy of the Code of Ethics is included as Exhibit 14.1 to this Annual Report. Each of the Code of Ethics and Code of Business Conduct may be found on our website at www.mflex.com. We will post (i) any waiver, if and when granted, to any provision of the Code of Ethics or Code of Business Conduct (for executive officers or directors) and (ii) any amendment to the Code of Ethics or Code of Business Conduct on our website.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sanford L. Kane (Chairperson), Richard J. Dadamo and Sam Yau. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Our board of directors has determined that Mr. Kane qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2006 Proxy Statement under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be contained in the section called “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following summarizes our equity compensation plans at September 30, 2005:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,981,705	$4.65	1,736,051
Equity compensation plans not approved by security holders	—	—	—
Total	1,981,705	$4.65	1,736,051

Item 13.	Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Party Transactions” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2006 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements
See Index to Consolidated Financial Statements under Item 8

(2)	Financial Statement Schedule
See Index to Consolidated Financial Statements under Item 8

(3)	Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b)	Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(4)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearne Brothers Services (Private) Limited

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.12(3)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.17(3)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(5)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(5)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(6)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(7)	Form of Restricted Stock Unit agreement

14.1(2)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission, or SEC, on June 24, 2004.

(2)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2004.

(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(4)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(5)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(7)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: December 12, 2005	By:	/s/ PHILIP A. HARDING
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

Name	Title	Date
/s/ PHILIP A. HARDING Philip A. Harding	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 5, 2005

/s/ CRAIG RIEDEL Craig Riedel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2005

/s/ PETER BLACKMORE Peter Blackmore	Director	December 5, 2005

/s/ RICHARD J. DADAMO Richard J. Dadamo	Director	December 5, 2005

/s/ SANFORD L. KANE Sanford L. Kane	Director	December 5, 2005

/s/ HUAT SENG LIM, PH.D. Huat Seng Lim, Ph.D.	Director	December 5, 2005

/s/ CHOON SENG TAN Choon Seng Tan	Director	December 5, 2005

/s/ SAM YAU Sam Yau	Director	December 5, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Restated Certificate of Incorporation of the Company

3.4(4)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearne Brothers Services (Private) Limited

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.12(3)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.17(3)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(5)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(5)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20 (6)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(7)	Form of Restricted Stock Unit agreement

14.1 (2)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission, or SEC, on June 24, 2004.

(2)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2004.

(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(4)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(5)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(7)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.