Form 10-Q
period 2005-12-31
MULTI FINELINE ELECTRONIX INC
filed 2006-02-07
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 23, 2006 was 24,285,287.

Multi-Fineline Electronix, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Cash and cash equivalents	$60,549	$38,253
Short term investments	16,090	16,090
Restricted cash	4,071	2,008
Accounts receivable, net of allowances of $1,622 and $601	76,031	71,488
Inventories	48,728	44,975
Due from affiliates	393	421
Deferred taxes	3,168	3,168
Income taxes receivable	—	254
Other current assets	1,483	925

Total current assets	210,513	177,582
Property, plant and equipment, net	78,140	73,652
Restricted cash	125	125
Deferred taxes	661	661
Goodwill	3,629	3,686
Other assets	2,309	3,894

Total assets	$295,377	$259,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$69,538	$57,970
Accrued liabilities	9,787	11,022
Due to affiliates	347	334
Other current liabilities	131	130
Income taxes payable	6,746	—

Total current liabilities	86,549	69,456
Other liabilities	360	384
Deferred taxes	719	719

Total liabilities	87,628	70,559

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,259,852 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	99,773	98,564
Retained earnings	106,469	89,137
Accumulated other comprehensive income	1,505	1,338

Total stockholders’ equity	207,749	189,041

Total liabilities and stockholders’ equity	$295,377	$259,600

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Net sales	$139,733	$84,412
Cost of sales	106,361	64,569

Gross profit	33,372	19,843

Operating expenses
Research and development	460	180
Sales and marketing	2,447	2,166
General and administrative (includes stock-based compensation expense of $409 and $0 for the three months ended December 31, 2005 and 2004, respectively)	5,329	3,651

Total operating expenses	8,236	5,997

Operating income	25,136	13,846
Other (income) expense, net
Interest (income), net	(281)	(70)
Other (income) expense	(41)	29

Income before provision for income taxes	25,458	13,887
Provision for income taxes	(8,126)	(4,417)

Net income	$17,332	$9,470

Net income per share
Basic	$0.72	$0.41
Diluted	$0.69	$0.38
Shares used in computing net income per share
Basic	24,207,081	23,265,769
Diluted	25,199,873	24,975,758

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$17,332	$9,470
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3, 285	2,482
Loss from equity method investee	—	40
Income tax benefit related to stock option exercise	374	—
Provision for doubtful accounts	47	171
Stock-based compensation expense	409	—
Loss on disposal of equipment	54	1
Changes in operating assets and liabilities
Accounts receivable	(4,590)	(11,807)
Inventories	(3,753)	(10,113)
Due to/from affiliates, net	41	99
Other current assets	(558)	(129)
Other assets	824	(1,559)
Accounts payable	11,568	16,288
Accrued liabilities	(1,234)	2,824
Income tax payable	7,000	(564)
Other liabilities	(24)	14

Net cash provided by operating activities	30,775	7,217

Cash flows from investing activities
Proceeds from sales of short term investments	—	3,907
Cash paid for property and equipment	(6,453)	(6,316)
Purchases of software and capitalized internal-use software	(91)	(45)
Deposits on property and equipment	(760)	(451)
Proceeds from sale of equipment	295	—
Increase in restricted cash, net	(2,063)	(161)

Net cash used in investing activities	(9,072)	(3,066)

Cash flows from financing activities
Borrowings on line of credit	—	4,950
Payments on line of credit	—	(3,369)
Proceeds from exercise of stock options	426	70

Net cash provided by financing activities	426	1,651

Effect of exchange rate changes on cash	167	2

Net increase in cash	22,296	5,804
Cash and cash equivalents at beginning of period	38,253	16,631

Cash and cash equivalents at end of period	$60,549	$22,435

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61% of the Company’s outstanding common stock as of December 31, 2005 and September 30, 2005, allowing Wearnes to exercise operating control over the Company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature.

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

Inventories

Inventories comprise the following:

	December 31, 2005	September 30, 2005
Raw materials and supplies	$21,689	$18,821
Work-in-progress	16,215	12,323
Finished goods	10,824	13,831

	$48,728	$44,975

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment comprise the following:

	December 31, 2005	September 30, 2005
Land	$3,730	$3,730
Building	19,704	18,187
Machinery and equipment	79,784	74,277
Furniture and fixtures	3,212	3,003
Leasehold improvements	2,805	2,805

	109,235	102,002
Accumulated depreciation	(31,095)	(28,350)

	$78,140	$73,652

Depreciation expense for the three months ended December 31, 2005 and 2004, was $3,139 and $2,364, respectively.

Included in other assets as of December 31, 2005 and September 30, 2005 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the three months ended December 31, 2005 and 2004 was $146 and $118, respectively.

Warranty

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

Changes in product warranty accrual for the three months ended December 31, 2005 and 2004 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31
2005	$1,439	$(292)	$166	$1,313
2004	1,549	(922)	911	1,538

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three months ended December 31, 2005 and 2004 was comprised entirely of the Company’s foreign currency translation adjustment. For the three months ended December 31, 2005 and 2004, the comprehensive income was $17,499 and $9,472, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three months ended December 31, 2005 and 2004, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $38 and a net loss of $46, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Income for the three months ended December 31, 2004 for options granted under the Company’s 1994 and 2004 Stock Option Plans, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of FAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under FAS 123, is no longer an alternative.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123R utilizing the modified-prospective-transition method, as prescribed by FAS 123R. Under that transition method, compensation cost recognized during the three months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with FAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the three months ended December 31, 2005. For the three months ended December 31, 2005, the Company recognized compensation costs of $409, as a result of the adoption of FAS 123R.

Under FAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after October 1, 2005. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Restricted Stock Units

In December 2005, the Company granted 59,990 shares of restricted stock units under the Company’s 2004 Stock Incentive Plan to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units vest over a period of 4 years with 25% vested on each of the anniversary dates of the vesting commencement date. No shares are delivered until the employee satisfies the vesting schedule. Deferred compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant, which was $2,151 and will be amortized to expense over the vesting period of which $45 was recognized during the three months ended December 31, 2005. The Company anticipates making future grants of restricted stock in lieu of stock options.

Effect on Prior Periods

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s 1994 Stock Plan and 2004 Stock Incentive Plan in all periods presented.

Three Months Ended December 31, 2004
Net income, as reported	$9,470
Stock-based compensation, intrinsic value method, net of tax	—
Total stock-based employee compensation expense determined under fair value-based method for all options	—

Pro forma net income	$9,470

Net income per share
Basic, as reported	$0.41
Basic, pro forma	$0.41
Diluted, as reported	$0.38
Diluted, pro forma	$0.38
Shares used in computing net income per share
Basic	23,265,769
Diluted	24,975,758

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended December 31,
	2005	2004
Basic weighted-average number of common shares outstanding	24,207,081	23,265,769
Dilutive effect of outstanding stock options	992,792	1,709,989

Diluted weighted-average number of common and potential common shares outstanding	25,199,873	24,975,758

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Commitments and Contingencies

As of December 31, 2005 and September 30, 2005, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $9,708 and $4,573, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2005 and for the year ended September 30, 2005 are equal to $182 and $166, respectively.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. The Company is currently evaluating the impact this deduction will have, if any, but does not believe it will have any material impact on the results of financial operations.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of December 31, 2005, the Company had not decided on whether and to what extent it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

Significant Concentrations

For the three months ended December 31, 2005 and 2004, 88% and 80%, respectively, of the Company’s net sales were realized from one customer and its subcontractors.

Reclassification

The Company has reclassified the cash flow from sales of certain auction rate securities from net increase in cash to proceeds from sales of short term investments in the financing section of the cash flow statement. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll the investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from net increase in cash to proceeds from sales of short-term investments of $3,907 on the cash flow statement for the three months ended December 31, 2004.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company has also reclassified research and development expenses from general and administrative expenses for the three months ended December 31, 2005 and 2004.

3. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2005 and the year ended September 30, 2005, the Company has recorded transactions with following affiliated companies: (a) Wearnes; (b) Wearnes Hollingsworth Corporation; (c) MFS Technology Ltd., a subsidiary of Wearnes, and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; and (d) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owned approximately 61% of the Company’s outstanding common stock as of December 31, 2005 and September 30, 2005.

Net amounts due from/to affiliated companies comprise the following:

	December 31, 2005	September 30, 2005
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$322	$346
Suzhou Wearnes-Xirlink Electric Co. Ltd.	43	43
Wearnes	28	32

	$393	$421

	December 31, 2005	September 30, 2005
Due to affiliates
MFS Technology Ltd.	$1	$—
Suzhou Wearnes-Xirlink Electric Co. Ltd.	22	10
Wearnes Hollingsworth Corporation	324	324

	$347	$334

Purchases from affiliates comprise the following:

	Three Months Ended December 31,
	2005	2004
Purchases from affiliates
MFS Technology Ltd.	$—	$1,235

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former Board member $9 per month until June 2006.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of December 31, 2005 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In February 2003, the Company established a line of credit with Bank of China (“BC”) denominated in Chinese currency (“RMB”) of RMB 60,000. The line of credit was increased by RMB 40,000 to RMB 100,000 in October 2004 ($12,358 at September 30, 2005). There were no borrowings outstanding under this line of credit as of September 30, 2005. The line of credit matured in October 2005 and was renegotiated in January 2006 (Note 7).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company also maintains a $20,000 line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit will mature in July 2006 and bears interest at LIBOR plus 0.4%, which is payable quarterly. As of December 31 and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. As of December 31, and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of December 31, 2005 September 30, 2005, the Company was in compliance with these covenants with NLG.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2005	September 30, 2005	December 31, 2005	September 30, 2005
Line of credit (BC)	$—	$12,358	$—	$—
Line of credit (SPDB)	20,000	20,000	—	—
Line of credit (NLG)	15,000	15,000	—	—

	$35,000	$47,358	$—	$—

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

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2005	2004
Net sales
United States	$129,731	$58,497
China	76,849	44,121
Eliminations	(66,847)	(18,206)

Total	$139,733	$84,412

Operating income
United States	$8,838	$11,244
China	16,298	2,602

Total	$25,136	$13,846

Depreciation and amortization
United States	$871	$661
China	2,414	1,821

Total	$3,285	$2,482

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Capital expenditures
United States	$353	$445
China	7,714	6,367

Total	$8,067	$6,812

	December 31, 2005	September 30, 2005
Total assets
United States	$212,523	$196,912
China	167,193	142,779
Eliminations	(84,339)	(80,091)

Total	$295,377	$259,600

Long-lived assets
United States	$21,997	$22,660
China	62,867	59,358

Total	$84,864	$82,018

7. SUBSEQUENT EVENT

In January 2006, the Company’s subsidiaries in China entered into credit line agreements with BC, providing for two lines of credit in an aggregate amount of 100,000 RMB (equal to $12,400 at January 25, 2006). The lines of credit will mature in January 2007 and bear interest at LIBOR (4.82% at January 24, 2006) plus 0.85%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provides a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. We expect that the usage of flexible printed circuits and component assemblies will continue to increase in our target markets.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and are expensed as incurred.

Critical Accounting Policy

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2005. Management believes that at December 31, 2005, there has been no material change to this information other than the adoption of Statement of Financial Accounting Standards (“FAS”) No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”) during the first quarter of fiscal 2006.

In accordance with FAS 123R, in our first quarter of fiscal year 2006 we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with FAS No 123, Accounting for Stock-Based Compensation (“FAS 123”), adjusted for an estimated future forfeiture rate, and (b)

compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under FAS 123R is similar to the calculation of fair value under FAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grate date price of our common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock since the date of our initial public offering (“IPO”);

(b)	Expected dividends, which are nil, as we do not anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

(d)	Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees. Prior to adoption of FAS 123R, we recognized forfeitures under FAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Comparison of the Three Months Ended December 31, 2005 and 2004

The following table sets forth the Statement of Operations data of the Company expressed as a percentage of net sales for the period indicated.

	Three Months Ended December 31,
	2004	2004
Net sales	100.0%	100.0%
Cost of sales	76.1	76.5

Gross profit	23.9	23.5

Operating expenses:
Research and development	0.3	0.2
Sales and marketing	1.8	2.6
General and administrative	3.8	4.3

Total operating expenses	5.9	7.1

Operating income	18.0	16.4
Interest (income), net	(0.2)	(0.1)
Other expense, net	0.0	0.0

Income before provision for income taxes	18.2	16.5
Provision for income taxes	(5.8)	(5.2)

Net income	12.4%	11.3%

Net Sales

Net sales increased in the three months ended December 31, 2005 to $139.7 million from $84.4 million for the three months ended December 31, 2004, an increase of 66%. The increase of $55.3 million was primarily attributable to further growth in wireless telecommunications sector of $55.5 million, which accounted for approximately 89% of total net sales for the three months ended December 31, 2005 versus 80% for the comparable period in the prior year. The increase in wireless net sales is due to the increased volume of units shipped during the period. The industrial sector remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the three months ended December 31, 2005 was 76% versus 77% for the comparable period in the prior year. Increases in the material cost percentage of sales were offset by favorable declines in labor and overhead cost percentages, primarily attributable to the leveraging of fixed costs over increased sales volume. The increase in material costs was due primarily to the value added assembly portion of our business, which carries a higher material cost of sales content.

As a percentage of net sales, gross profit remained relatively flat at 24% for the three months ended December 31, 2005 and 2004. Gross profit increased to $33.4 million for the three months ended December 31, 2005 from $19.8 million in the comparable period in the prior year, an increase of 69%. The increase in gross profit was primarily due to the increased sales volume. Gross profit in the current period also benefited from efficiency improvements and fixed cost leveraging, which were offset by increased material costs.

Research and Development

Research and development expenses increased to $460,000 for the three months ended December 31, 2005 from $180,000 in the comparable period in the prior year primarily due to the Company’s increasing focus on new wireless technologies primarily in the complete camera module assembly area and planar magnetics.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $1.2 million for the three months ended December 31, 2005 from $1.0 million in the comparable period in the prior year, primarily due to higher revenue. As a percent of sales, commissions remained relatively constant at 0.85% and 1.2% for the three months ended December 31, 2005 and 2004, respectively. Compensation and benefit expense remained constant at $1.2 million for the three months ended December 31, 2005 and 2004. As a percentage of net sales, compensation and benefit expense decreased due to leveraging of a stable employee base over the increased sales volume. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense decreased due to the leveraging of fixed costs over increased net sales. The $1.7 million increase in general and administrative expense was primarily attributable to an increase in expenses experienced as a result of being a public company, including increases in Sarbanes-Oxley Section 404 compliance cost, financial statement audit expenses and the stock based compensation expenses of $400,000 as a result of the adoption of FAS 123R. As stated above with the sales and marketing expenses, we believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income, Net

Net interest income increased to $281,000 for the three months ended December 31, 2005 from $70,000 in the comparable period in the prior year. The change in interest was primarily due to the interest earned on short-term investments and cash flow from operations.

Other (Income) Expense, Net

Net other income increased to $41,000 for the three months ended December 31, 2005 from expense of $29,000 for the comparable period in the prior year. The change from other expense to other income was driven by the sale of scrap material of $30,000 and gains on foreign currency exchange of $39,000 during the three months ended December 31, 2005. During the three months ended December 31, 2004, the Company wrote down the remaining $40,000 balance of its equity investment in Mind Wurx.

Income Taxes

The effective tax rate for the three months ended December 31, 2005 was 32% versus 29% for the comparable period in the prior year. The higher effective tax rate was due primarily to the higher percentage of pre-tax income, relative to the comparable period of the prior year, generated in the United States which was taxed at a higher rate. The actual rate for the three months ended December 31, 2004 was incrementally increased by $400,000 due to the net impact of additional tax as a result of an audit by the Chinese tax authority of the Company’s transfer pricing for the fiscal years 1999 through 2003.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $60.5 million at December 31, 2005 and $38.3 million at September 30, 2005.

During the three months ended December 31, 2005, net income of $17.3 million, adjusted for depreciation and amortization, income tax benefit related to stock option exercise, loss on equipment disposal, stock-based compensation expense, provision for doubtful accounts and loss on equity investment, generated $21.5 million of operating cash. This amount was increased by $9.3 million generated by working capital.

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

Changes in the principal components of working capital for the three months ended December 31, 2005 were as follows:

Our net accounts receivable increased 6% to $76 million at December 31, 2005 from $71.5 million at September 30, 2005. The increase in outstanding accounts receivable was attributable to higher monthly sales during the three months ended December 31, 2005. Our net inventory balances increased to $48.7 million at December 31, 2005 from $45.0 million at September 30, 2005, an increase of 8%. The principal reasons for this increase were a build up of safety stock for our largest customer, increased hubbing activity as well as increased raw materials levels related to new wireless customer programs. Our accounts payable balance increased to $69.5 million at December 31, 2005 from $58.0 million at September 30, 2005, an increase of 20%, as a result of increased purchases in support of the higher business volumes.

Our principal investing and financing activities for the three months ended December 31, 2005 were as follows:

Net cash used in investing activities was $9.1 million for the three months ended December 31, 2005. Capital expenditures included $7.2 million of capital equipment. Depreciation expense was $3.1 million for the three months ended December 31, 2005. As of December 31, 2005 and September 30, 2005, we had outstanding purchase commitments related to MFC2 capital projects which totaled $9.7 million and $4.6 million, respectively.

Net cash provided from financing activities was $426,000 for the three months ended December 31, 2005 and consisted of proceeds from the exercise of stock options.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended December 31, 2005, 88% of our net sales were to Motorola and 43 of its subcontractors. Several subcontractors of Motorola also constitute significant customers of ours. For the years ended September 30, 2005, 2004 and 2003, sales of our products to Hosiden F.D. Corporation and its affiliates, Optrex Corporation Japan and its affiliates and Koninklijke Philips Electronics NV and its affiliates accounted for 4%, 2% and 1%, 11%, 10% and 7%, and 14%, 12% and 21% of our net sales, respectively.

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

For the three months ended December 31, 2005, 89% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our net sales will be harmed if we are unable to obtain and ship a sufficient number of orders from customers in each quarter. In addition, our customers may cancel, change or delay orders with little or no advance notice to us. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual net sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

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

WBL Corporation beneficially owns 61% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation “effectively owns” at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock.

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

WBL Corporation is listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. For the fiscal year ended September 30, 2005, we were a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL Corporation for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year. We expect to continue to be a principal subsidiary of WBL Corporation for the foreseeable future.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our success is highly dependent on the contributions of Philip A. Harding, our chief executive officer and chairman of the board of directors, and Reza Meshgin, our president and chief operating officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and accordingly, the costs of retaining such employees, in China. Our success will also depend on our ability to attract and retain additional qualified management, finance, engineering and sales and marketing personnel, including in the camera module business and any new line of business we acquire.

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

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future, may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer-base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to compete with these ODMs, we may be unable to sustain or grow our business.

Our products and their terms of sale are subject to various pressures from our customers and our competitors, any of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual basis. For example, we have recently lengthened the payment terms for some of our customers from 60 to 90 days. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for us and the extension of payment terms for our customers could negatively affect our cash flow. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract claim, including due to quality or delivery issues, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run. Historically, we have experienced component delays of one to ten days, which we have managed by expediting our production schedules, resulting in insignificant delays to our customers. We may not be successful in the future in managing any shortage of raw materials or components that we may experience. We purchased greater than 99% of all materials used to make flexible printed circuits from three sources, Mitsui Plastic, Inc., E.I. Dupont de Nemours & Co. and Rogers Corporation for the three months ended December 31, 2005.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate our foreign locations to the financial reporting system used by us in the United States;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and have effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

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

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted. We also may be limited in our ability to finance an acquisition through the issuance of convertible debt or equity as a result of our stockholders agreement with WBL Corporation, which requires WBL Corporation’s approval before we issue securities which would dilute WBL Corporation’s effective ownership below 50% of our outstanding common stock.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, will expire on December 31, 2007. After this time, MFC1 will be subject to an income tax rate of 27%, based on current law. We also have obtained a tax holiday for our new manufacturing facility in China, MFC2, that allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12%. Beginning on January 1, 2006, MFC2 became subject to a tax holiday rate of 12%. However, this tax holiday may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2005 and 2004 we realized tax savings of $3.5 million and $2.8 million respectively, for our operations in China.

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

In addition, from time to time we may be subject to various types of tax audits in China. For example, we have recently completed an audit in China relating to the import and export of raw and component materials at MFC1, where we were required to charge approximately $1.5 million to cost of sales for value added tax and duty, plus interest and penalties.

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

We also rely on patent protection for the intellectual property that we have developed and are incorporating into new products through our joint venture with Mobility Electronics, Inc. It is possible that a third party may challenge the validity of any of these patents, or circumvent the patents by developing competing products based on technology that does not infringe our patents. Consequently, our patents may not provide meaningful protection against competition for these products. Further, in some countries outside the Unites States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

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

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the three months ended December 31, 2005, our stock traded between $23.94 and $49.20 per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in each of our fiscal year-end annual reports by Section 404 of the Sarbanes-Oxley Act, or Section 404, we

adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. In addition, during the third quarter of this fiscal year, we plan to implement the financial reporting system used by us in the United States at one of our foreign locations. This implementation will require us to implement, document and test a significant amount of new internal controls.

Although we have a timeline and schedule that we believe are appropriate to comply with the requirements of Section 404, if any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent accountants to complete their audit of internal controls, we may not be compliant with all of the requirements under Section 404 because we may not receive an unqualified Independent Registered Public Accounting Firms’ report, and our business and stock price may be adversely affected.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2005, no amounts were outstanding under our loan agreements with NLG and Shanghai Pudong Development Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $298.3 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2005 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.2 RMB per U.S. Dollar for the fiscal year ended September 30, 2005 and 8.1 RMB per U.S. Dollar for the three months ended December 31, 2005. Transactions in RMB represent approximately 5% and 6% of total net sales from foreign customers for the fiscal year ended September 30, 2005 and the three months ended December 31, 2005. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We do, however, plan to implement the financial reporting system used by us in the United States at one of our foreign locations in the third quarter of this fiscal year. We expect that this implementation will require us to implement, document and test a significant amount of new internal controls at that location.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.12(2)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.17(2)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(4)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(4)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(6)	Form of Restricted Stock Unit agreement

10.22(7)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(7)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(7)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(3)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(4)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 7, 2006	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(3)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(1)	2004 Stock Incentive Plan of the Company

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.7(1)	Cooperation Agreement dated July 29, 2003 by and between Suzhou Multi Fineline Electronix Co. Ltd., M-FLEX Circuit Boards (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank

10.12(2)	Bank and Company Cooperation Agreement dated July 29, 2003 by and between Bank of China Suzhou City Wuzhong Branch and Multi-Fineline Electronix (Suzhou) Co., Ltd.

10.17(2)	Maximum Amount Guarantee Contract dated August 4, 2004 by and between Multi-Fineline Electronix (Suzhou) Co., Ltd and SPDB Suzhou

10.18(4)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(4)	Revolving Credit Note dated July 14, 2005 with the company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(6)	Form of Restricted Stock Unit agreement

10.22(7)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. And Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(7)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. And Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(7)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. And Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2005.

(3)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(4)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.