Form 10-Q
period 2006-03-31
MULTI FINELINE ELECTRONIX INC
filed 2006-05-09
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2006 was 24,425,161.

Multi-Fineline Electronix, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Multi-Fineline Electronix, Inc and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2006 and 2005. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2005, and the related consolidated statements of income, stockholders equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005; and in our report dated December 5, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
May 8, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Cash and cash equivalents	$28,989	$38,253
Short term investments	22,090	16,090
Restricted cash	13	2,008
Accounts receivable, net of allowances of $246 and $601	100,467	71,488
Inventories	50,343	44,975
Due from affiliates	365	421
Deferred taxes	3,168	3,168
Income taxes receivable	—	254
Other current assets	1,172	925

Total current assets	206,607	177,582
Property, plant and equipment, net	83,151	73,652
Restricted cash	127	125
Deferred taxes	661	661
Goodwill	3,629	3,686
Other assets	5,591	3,894

Total assets	$299,766	$259,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62,570	$57,970
Accrued liabilities	9,773	11,022
Due to affiliates	355	334
Other current liabilities	114	130
Income taxes payable	2,871	—

Total current liabilities	75,683	69,456
Other liabilities	350	384
Deferred taxes	719	719

Total liabilities	76,752	70,559

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,411,492 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	101,865	98,564
Retained earnings	119,015	89,137
Accumulated other comprehensive income	2,132	1,338

Total stockholders’ equity	223,014	189,041

Total liabilities and stockholders’ equity	$299,766	$259,600

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales	$123,804	$77,392	$263,537	$161,804
Cost of sales (includes stock-based compensation expense of $110, $0, $194 and $0 for the three and six months ended March 31, 2006 and 2005, respectively)	97,783	58,873	204,144	123,442

Gross profit	26,021	18,519	59,393	38,362

Operating expenses
Research and development (includes stock-based compensation expense of $11, $0, $21 and $0 for the three and six months ended March 31, 2006 and 2005, respectively)	491	264	951	444
Sales and marketing	2,257	2,263	4,704	4,429
General and administrative (includes stock-based compensation expense of $372, $99, $687 and $99 for the three and six months ended March 31, 2006 and 2005, respectively)	5,188	3,921	10,517	7,572

Total operating expenses	7,936	6,448	16,172	12,445

Operating income	18,085	12,071	43,221	25,917
Other (income), net
Interest (income), net	(447)	(103)	(728)	(173)
Other (income), net	(13)	(91)	(54)	(62)

Income before provision for income taxes	18,545	12,265	44,003	26,152
Provision for income taxes	(5,999)	(4,370)	(14,125)	(8,787)

Net income	$12,546	$7,895	$29,878	$17,365

Net income per share
Basic	$0.52	$0.34	$1.23	$0.74
Diluted	$0.49	$0.32	$1.18	$0.70
Shares used in computing net income per share
Basic	24,340,350	23,468,084	24,272,902	23,368,087
Diluted	25,498,995	24,894,249	25,332,917	24,698,791

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$29,878	$17,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,906	5,098
Provision for doubtful accounts	(4)	269
Deferred taxes	—	670
Stock-based compensation expense	902	99
Excess tax benefits from stock-based compensation under FAS 123R	(1,070)	—
Loss on disposal of equipment	70	105
Changes in operating assets and liabilities
Accounts receivable	(28,975)	(7,417)
Inventories	(5,368)	2,099
Due to/from affiliates, net	77	(3,954)
Other current assets	(247)	117
Other assets	(1,235)	(1,715)
Accounts payable	4,600	19
Accrued liabilities	(1,249)	2,900
Income tax payable	4,195	(1,439)
Other current liabilities	(16)	—
Other liabilities	(34)	10

Net cash provided by operating activities	8,430	14,226

Cash flows from investing activities
Sale/(Purchase) of short term investments	(6,000)	4,100
Cash paid for property and equipment	(15,027)	(10,512)
Purchases of software and capitalized internal-use software	(366)	(84)
Deposits on property and equipment	(1,956)	(410)
Proceeds from sale of equipment	469	22
Decrease/(increase) in restricted cash, net	1,993	(433)

Net cash used in investing activities	(20,887)	(7,317)

Cash flows from financing activities
Borrowings on line of credit	—	4,950
Payments on line of credit	—	(3,369)
Proceeds from exercise of stock options	1,329	1,226
Excess tax benefit related to stock option exercise	1,070	—

Net cash provided by financing activities	2,399	2,807

Effect of exchange rate changes on cash and cash equivalents	794	2

Net decrease in cash	(9,264)	9,718
Cash and cash equivalents at beginning of period	38,253	16,631

Cash and cash equivalents at end of period	$28,989	$26,349

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61% of the Company’s outstanding common stock as of March 31, 2006 and September 30, 2005, allowing Wearnes to exercise operating control over the Company.

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

Short-Term Investments

Short-term investments consist of certain marketable debt securities, which consist primarily of auction rate obligation securities of short to intermediate term and fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value which approximates amortized cost.

Inventories

Inventories comprise the following:

	March 31, 2006	September 30, 2005
Raw materials and supplies	$21,911	$18,821
Work-in-progress	19,507	12,323
Finished goods	8,925	13,831

	$50,343	$44,975

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment comprise the following:

	March 31, 2006	September 30, 2005
Land	$4,054	$3,730
Building	24,774	18,187
Machinery and equipment	82,473	74,277
Furniture and fixtures	3,372	3,003
Leasehold improvements	2,819	2,805

	117,492	102,002
Accumulated depreciation	(34,341)	(28,350)

	$83,151	$73,652

Depreciation expense for the six months ended March 31, 2006 and 2005 was $6,619 and $4,861, respectively.

Included in other assets as of March 31, 2006 and September 30, 2005 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the six months ended March 31, 2006 and 2005 was $287 and $237, respectively.

Warranty

The Company warrants its products from 60 to 730 days. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the consolidated balance sheets.

Changes in product warranty accrual for the three months ended March 31, 2006 and 2005 were as follows:

	Warranty Accrual Balance at December 31	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31
2006	$1,313	$(898)	$722	$1,137
2005	1,538	(770)	639	1,407

Changes in product warranty accrual for the six months ended March 31, 2006 and 2005 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31
2006	$1,439	$(1,190)	$888	$1,137
2005	1,549	(1,692)	1,550	1,407

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three and six months ended March 31, 2006 and 2005 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and six months ended March 31, 2006 and 2005, the comprehensive income was $13,173, $30,672, $7,895 and $17,365, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three and six months ended March 31, 2006 and 2005, foreign exchange transaction gains and losses were included in other expenses and were net losses of $130, $91, a net gain of $37 and a net loss of $8, respectively.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation was recognized in the Consolidated Statement of Income for the three and six months ended March 31, 2005 for options granted under the Company’s 1994 Stock Plan (the “1994 Plan”), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of $99 and $99 was recognized in the Consolidated Statement of Income for the three and six months ended March 31, 2005, respectively, due to the acceleration of the vesting period for certain options granted under the 2004 Stock Incentive Plan (the “2004 Plan”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of FAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in FAS 123R is similar to the approach described in FAS 123; however, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as allowed under FAS 123, is no longer an alternative.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123R utilizing the modified-prospective-transition method, as prescribed by FAS 123R. Under that transition method, compensation cost recognized during the three and six months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with FAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the six months ended March 31, 2006. For the three and six months ended March 31, 2006, the Company recognized compensation costs of $493 and $902, respectively, as a result of the adoption of FAS 123R. The adoption of FAS 123R resulted in a decrease to the Company’s income tax expense of $100 and $182 for the three and six months ended March 31, 2006, respectively. See Note 7 for further discussion of stock-based compensation.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Basic weighted-average number of common shares outstanding	24,340,350	23,468,084	24,272,902	23,368,087
Dilutive effect of outstanding stock options	1,158,645	1,426,165	1,060,015	1,330,704

Diluted weighted-average number of common and potential common shares outstanding	25,498,995	24,894,249	25,332,917	24,698,791

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—	—	—

Commitments and Contingencies

As of March 31, 2006 and September 30, 2005, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $8,628 and $4,573, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the six months ended March 31, 2006 and for the year ended September 30, 2005 are equal to $193 and $166, respectively.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. The Company is currently evaluating the impact this deduction will have, if any, but currently does not believe it will have any material impact on the results of financial operations.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of March 31, 2006, the Company was evaluating and had not decided on whether and to what extent it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

any provision for taxes on unremitted foreign earnings. The Company expects to finalize its analysis during the fourth quarter ending September 30, 2006.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company believes that the adoption of SFAS No. 154 will not have a material effect on its financial position, results of operations or cash flows.

Significant Concentrations

For the three and six months ended March 31, 2006, 85% and 86%, respectively, of the Company’s net sales were realized from one customer and its subcontractors.

Reclassification

The Company has reclassified research and development expenses from general and administrative expenses for the three and six months ended March 31, 2005.

3. RELATED PARTY TRANSACTIONS

During the three and six months ended March 31, 2006 and 2005, and the year ended September 30, 2005, the Company has recorded transactions with the following affiliated companies: (a) WBL Corporation Limited (“WBL”); (b) Wearnes Hollingsworth Corporation; (c) MFS Technology Ltd., a subsidiary of WBL; (d) MFS Technologies (M) Sdn. Bhd.; a subsidiary of WBL; (e) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of WBL and (f) Wearnes Technology Pte. Ltd, a subsidiary of WBL. As discussed in Note 1, Wearnes owned approximately 61% of the Company’s outstanding common stock as of March 31, 2006 and September 30, 2005.

Net amounts due from/to affiliated companies comprise the following:

	March 31, 2006	September 30, 2005
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$321	$346
Suzhou Wearnes-Xirlink Electric Co. Ltd.	44	43
WBL	—	32

	$365	$421

	March 31, 2006	September 30, 2005
Due to affiliates
Suzhou Wearnes-Xirlink Electric Co. Ltd.	$18	$10
Wearnes Hollingsworth Corporation	324	324
Wearnes Technology Pte. Ltd.	13	—

	$355	$334

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Purchases from affiliates comprise the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Sales to affiliates
MFS Technology Ltd.	$—	$—	$—	$2

Purchases from affiliates
MFS Technology Ltd.	$—	$162	$—	$1,397

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former Board member $9 per month until June 2006.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of March 31, 2006 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In January 2006, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 100,000 RMB ($12,463 at April 18, 2006). The lines of credit will mature in January 2007 and bear interest at LIBOR (5.30% at April 7, 2006) plus 0.85%. As of March 31, 2006, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($9,970 at April 18, 2006) and the other for $10,000. The line of credit will mature in July 2006 and bears interest at 5.02% for the RMB facility and LIBOR (5.30% at April 7, 2006) plus 0.75% for the USD facility. As of March 31, 2006 and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. As of March 31, 2006, and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios, and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of March 31, 2006 and September 30, 2005, the Company was in compliance with these covenants with NLG.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2006	September 30, 2005	March 31, 2006	September 30, 2005
Line of credit (BC)	$12,463	$12,358	$—	$—
Line of credit (SPDB)	19,970	20,000	—	—
Line of credit (NLG)	15,000	15,000	—	—

	$47,433	$47,358	$—	$—

6. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible printed circuits along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country in which the sales originate (i.e., where the legal entity is domiciled). The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales
United States	$119,260	$47,762	$248,991	$106,259
China	58,409	42,489	135,258	86,610
Eliminations	(53,865)	(12,859)	(120,712)	(31,065)

Total	$123,804	$77,392	$263,537	$161,804

Operating income
United States	13,267	5,340	22,105	16,584
China	4,818	6,731	21,116	9,333

Total	$18,085	$12,071	$43,221	$25,917

Depreciation and amortization
United States	991	625	1,862	1,286
China	2,630	1,991	5,044	3,812

Total	$3,621	$2,616	$6,906	$5,098

Capital expenditures
United States	5,929	57	6,282	502
China	4,116	4,137	11,067	10,504

Total	$10,045	$4,194	$17,349	$11,006

	March 31, 2006	September 30, 2005
Total assets
United States	$250,532	$196,912
China	158,568	142,779
Eliminations	(109,334)	(80,091)

Total	$299,766	$259,600

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Long-lived assets
United States	$24,647	$18,313
China	64,222	59,358

Total	$88,869	$77,671

7. STOCK PLANS

1994 Stock Plan

In December 1994, the Company adopted the 1994 Plan, which is administered by the Company’s board of directors or a committee thereof (the “administrator”). The 1994 Plan provides for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vest based on periods determined by the administrator, which has been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. During the year ended September 30, 2005, the Company did not issue any options under the 1994 Plan. Effective with the adoption of the 2004 Plan, the Company ceased granting options under the 1994 Plan. The 1994 Plan officially terminated on December 9, 2004.

2004 Stock Incentive Plan

In June 2004, the Company adopted the 2004 Plan, which is also administered by the administrator. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Options granted under the 2004 Plan vest and expire based on periods determined by the administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. A total of 2,876,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan.

The Company’s assessment of the estimated fair value of the stock options granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes model to estimate the fair value of stock options granted. Generally, the Company’s calculation of the fair value for options granted under FAS 123R is similar to the calculation of fair value under FAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grate date price of the Company’s common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of our common stock since the date of our initial public offering on June 30, 2004 (“IPO”);

(b)	Expected dividends, which are nil, as the Company does not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

(d)	Expected forfeitures of stock options, which is estimated based on the historical turnover of the Company’s employees. Prior to adoption of FAS 123R, the Company recognized forfeitures under FAS 123 as they occurred.

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the six months ended March 31, 2006.

Restricted Stock Units

In December 2005 and March 2006, the Company made restricted stock unit grants equal to 59,990 and 10,800 shares, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. In March 2006, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the board of directors. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees vest over a period of 4 years with 25% vested on each of the anniversary dates of the vesting commencement date. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $2,151 and $1,117 was recorded in relation to the December 2005 and March 2006 grants, respectively, which will be recognized into expense over a weighted average vesting period of 3.7 years. During the three and six months ended March 31, 2006, the Company recognized compensation expense of $170 and $215, respectively, related to the restricted stock units. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Effect on Prior Periods

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the 1994 Plan and the 2004 Plan in all 2005 periods presented.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$7,895	$17,365
Stock-based compensation, intrinsic value method, net of tax	70	70
Total stock-based employee compensation expense determined under fair value-based method for all options	(74)	(74)

Pro forma net income	$7,891	$17,361

Net income per share
Basic, as reported	$0.34	$0.74
Basic, pro forma	$0.34	$0.74
Diluted, as reported	$0.32	$0.70
Diluted, pro forma	$0.32	$0.70
Shares used in computing net income per share
Basic	23,468,084	23,368,087
Diluted	24,894,249	24,698,791

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS 123, the fair value of stock options granted was estimated at the date of grant using the minimum value method for each option grant preceding the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO, with the following weighted-average assumptions: a risk-free interest rate of 3.84% for the three and six months ended March 31, 2005, respectively, no

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

dividend yield and expected life of five years. Volatility of 73% was used for the three and six months ended March 31, 2005.

Stock Options

Stock option activity for the six months ended March 31, 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	1,981,705	$7.65
Granted	—	—
Exercised	(231,608)	5.74
Forfeited	(8,722)	10.00

Options outstanding at March 31, 2006	1,741,375	$7.87

The intrinsic value of options exercised during the three and six months ended March 31, 2006 was $7,210 and $9,650, respectively. Unearned compensation of $2,749 existed at March 31, 2006, related to non-vested stock options which will be recognized into expense over a weighted average period of 2.6 years.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2006:

	Fully vested and expected to vest				Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	315,030	2.8	$2.04	$—	315,030	$2.04	$—	2.8
$3.73—$4.00	448,120	3.9	3.87	—	448,120	3.87	—	3.9
$8.75	20,000	8.4	8.75	936	7,916	8.75	394	8.4
$10.00	781,225	8.2	10.00	35,712	273,364	10.00	13,255	8.2
$16.80—$18.08	102,000	9.2	17.55	3,883	—	—	—	—
$20.18—$20.81	75,000	8.9	20.56	2,609	52,500	20.72	1,696	8.9

	1,741,375		$7.87	$43,140	1,096,930	$4.65	$15,345

Restricted Stock Units

Restricted stock unit activity for the six months ended March 31, 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	70,790	44.92
Vested	—	—
Forfeited	(600)	38.65

Non-vested shares outstanding at March 31, 2006	70,190	$44.96

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. SUBSEQUENT EVENTS

In April 2006, the Company borrowed $3,000 against its SPDB line of credit. The amount is due in full in June 2006.

In April 2006, the Company borrowed $5,000 against its NLG credit facility. The amount is due in full in May 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the benefits and risks of our strategies and joint ventures, the benefits, risks and synergies that could be achieved from our acquisitions, including our intention to offer to acquire all of the issued ordinary shares of MFS, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base ,our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, enter into new markets and execute our strategic plans, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, whether we are able to make the offer to acquire all of the issued ordinary shares of MFS and the success of that offer, if made, our ability to finance such offer, whether we can privatize MFS if such offer is successfully made, and the risks set forth below under “Other Information – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a leading global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provides a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones and smart mobile devices, portable bar code scanners, personal digital assistants, power supplies and consumable medical sensors. We expect that the usage of flexible printed circuits and component assemblies will continue to increase in our target markets.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and are expensed as incurred.

Critical Accounting Policy

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2005. Management believes that at March 31, 2006, there has been no material change to this information other than the adoption of Statement of Financial Accounting Standards (“FAS”) No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”) during the first quarter of fiscal our 2006.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock since the date of our initial public offering (“IPO”);

(b)	Expected dividends, which are nil, as we do not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

(d)	Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees. Prior to adoption of FAS 123R, we recognized forfeitures under FAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Comparison of the Three Months Ended March 31, 2006 and 2005

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the period indicated.

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	79.0	76.1

Gross profit	21.0	23.9

Operating expenses:
Research and development	0.4	0.3
Sales and marketing	1.8	2.9
General and administrative	4.2	5.1

Total operating expenses	6.4	8.3

Operating income	14.6	15.6
Interest (income), net	(0.4)	(0.1)
Other (income) expense, net	0.0	(0.1)

Income before provision for income taxes	15.0	15.8
Provision for income taxes	(4.9)	(5.6)

Net income	10.1%	10.2%

Net Sales

Net sales increased in the three months ended March 31, 2006 to $123.8 million from $77.4 million for the three months ended March 31, 2005, an increase of 60%. The increase of $46.4 million was primarily attributable to further growth in the wireless telecommunications sector of $44.8 million, which accounted for approximately 88% of total net sales for the three months ended March 31, 2006 versus 84% for the comparable period in the prior year. The increase in wireless net sales is due to the increased volume of units shipped during the period. Industrial customer net sales, our second largest sector, increased by $527,000 or 8%, over the comparable period in the prior year due to volume increases. In addition, computer/ data storage increased by $515,000 or 35% for the three months ended March 31, 2006 over the prior year comparable period, due to volume increases from existing customers. The personal digital assistant, medical, network telecommunications and power supply sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the three months ended March 31, 2006 was 79% versus 76% for the comparable period in the prior year. Increases in the material cost percentage of sales were primarily due to the higher value added assembly portion of our business. These increases were offset slightly by favorable declines in labor and overhead cost percentages, primarily attributable to the leveraging of fixed costs over increased sales volume.

As a percentage of net sales, gross profit decreased from 24% for the three months ended March 31, 2005 to 21% for the three months ended March 31, 2006. Gross profit increased to $26.0 million for the three months ended March 31, 2006 from $18.5 million in the comparable period in the prior year, an increase of 41%. Even with the increase in sales volume and the continued leveraging of fixed costs, the increase in material costs resulted in the decline in gross profit to 21%.

Research and Development

Research and development expenses increased to $491,000 for the three months ended March 31, 2006 from $264,000 for the three months ended March 31, 2005, an increase of 86%. The increase is primarily due to our increasing focus on new technologies, primarily camera module assemblies and planar magnetics.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense decreased to $1.0 million for the three months ended March 31, 2006 from $1.1 million in the comparable period in the prior year, primarily due to an increase in internally generated sales which carry a zero percent commission rate and a net reduction in the total average commission rate as a result of the increase in offshore sales versus sales generated by external sales representatives. As a percent of sales, commissions and other sales related expense decreased slightly to 0.8% for the three months ended March 31, 2006 from 1.4% for the three months ended March 31, 2005. Compensation and benefit expense decreased to 1.0% for the three months ended March 31, 2006 from 1.5% for the comparable period in the prior year. The decrease as a percentage of sales is attributable to the increase in sales volume. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense decreased from 5.1% for the three months ended March 31, 2005 to 4.2% for the three months ended March 31, 2006, due to the leveraging of fixed costs over increased net sales. The $1.3 million increase in general and administrative expense was primarily attributable to an increase in stock-based compensation expenses of $493,000 as a result of the adoption of FAS 123R. We believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income, Net

Net interest income increased to $447,000 for the three months ended March 31, 2006 from $103,000 in the comparable period in the prior year. The change in interest was primarily due to the interest earned on a higher short-term investments balance. We expect interest income, net, to decrease as a result of a decrease in our cash balances.

Other Income, Net

Net other income decreased to $13,000 for the three months ended March 31, 2006 from $91,000 for the comparable period in the prior year. The decrease was driven by a loss on foreign currency exchange of $129,000 which was offset by the sale of scrap material of $194,000 during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company experienced a gain on foreign currency exchange of $37,000 as well as a gain on the sale of scrap material of $87,000.

Income Taxes

The effective tax rate for the three months ended March 31, 2006 was 32% versus 35% for the comparable period in the prior year. The decrease in the effective tax rate is due primarily to the revaluation of the deferred tax assets and liabilities of MFC1 for the period ended March 31, 2005, due to the extension of the tax holiday granted by the Chinese tax authority for our MFC1 facility. The revaluation of the deferred tax assets and liabilities for MFC1 resulted in a discrete item of $670,000, which resulted in an increase in tax expense for that period. The extension of the tax holiday allows MFC1 to operate at a reduced income tax rate of 12% for the three calendar years, 2005, 2006 and 2007.

Comparison of the Six Months Ended March 31, 2006 and 2005

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the period indicated.

	Six Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	77.5	76.3

Gross profit	22.5	23.7

Operating expenses:
Research and development	0.3	0.3
Sales and marketing	1.8	2.7
General and administrative	4.0	4.7

Total operating expenses	6.1	7.7

Operating income	16.4	16.0
Interest (income), net	(0.3)	(0.1)
Other expense, net	0.0	0.0

Income before provision for income taxes	16.7	16.1
Provision for income taxes	(5.4)	(5.4)

Net income	11.3%	10.7%

Net Sales

The increase of $101.7 million was primarily attributable to further growth in wireless telecommunications sector of $98.6 million, which accounted for approximately 89% of total net sales for the six months ended March 31, 2006 versus 83% for the comparable period in the prior year. The increase in wireless net sales is due to the increased volume of units shipped during the period. Computer/data storage net sales increased 29% or $908,000 during the six months ended March 31, 2006 versus the comparable period in the prior year due to increased order volume from existing customers. The industrial, personal digital assistant, network telecommunications and power supply sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the six months ended March 31, 2006 was 77.5% versus 76.3% for the comparable period in the prior year. Increases in the material cost percentage of sales were partially offset by continued declines in labor and overhead cost percentages. The increase in material costs was due primarily to growth in sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content.

As a percentage of net sales, gross profit decreased to 22.5% for the six months ended March 31, 2006 from 23.7% for the comparable period in the prior year. Gross profit increased to $59.4 million for the six months ended March 31, 2006 from $38.4 million in the comparable period in the prior year, an increase of 55%. The decrease in gross profit as a percentage of sales was primarily due to increased material costs as a percentage of sales.

Research and Development

Research and development expenses increased to $951,000 for the six months ended March 31, 2006 from $444,000 for the six months ended March 31, 2005, an increase of 114%. The increase is primarily due to our increasing focus on new technologies primarily camera module assemblies and planar magnetics.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased slightly to $2.2 million for the six months ended March 31, 2006 from $2.1 million in the comparable period in the prior year. As a percentage of sales, commissions decreased from 1.3% for the six months ended March 31, 2005 to 0.8% for the six months ended March 31, 2006, primarily due to an increase in internally generated sales which do not carry a commission rate as well as a net reduction in the total average commission rate as a result of the increase in offshore sales. Compensation and benefit expense increased slightly to $2.5 million for the six months ended March 31, 2006 from $2.3 million in the comparable period in the prior year, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense decreased from 1.4% to 0.9% for the six months ended March 31, 2005 and 2006, respectively, primarily as a result of the increased sales volume. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense decreased from 4.7% to 4.0% for the six months ended March 31, 2005 to 2006, respectively. The $2.9 million increase in general and administrative expense was primarily attributable to the adoption of FAS 123R and increased bonus expense during the six months ended March 31, 2006. We believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income /(Expense), Net

Net interest income increased to $728,000 for the six months ended March 31, 2006 from income of $173,000 in the comparable period in the prior year. The increase in net interest income was primarily due to the interest earned on the short term investments balance. We expect interest income, net, to decrease as a result of a decrease in our cash balances.

Other Income/(Expense), Net

Net other income decreased slightly to income of $54,000 for the six months ended March 31, 2006 from income of $62,000 for the comparable period in the prior year.

Income Taxes

The effective tax rate for the six months ended March 31, 2006 was 32% versus 30% for the comparable period of the prior year. The higher effective tax rate is primarily due to the higher percentage of pre-tax income generated in the U.S., which is taxed at a higher rate. The actual income tax expense for the six months ended March 31, 2005 was incrementally increased by $670,000 due to the revaluation of the deferred tax assets and liabilities of MFC1 due to an extension of the tax holiday granted by the Chinese tax authority for our MFC1 facility. The extension of the tax holiday allows MFC1 to operate at a reduced income tax rate of 12% for three calendar years, 2005, 2006 and 2007. The actual income tax expense for the six months ended March 31, 2005 was also incrementally increased by $400,000 due to the net impact of the accrual related to the Chinese Tax Authority’s audit on our transfer pricing for the calendar years 1999 through 2004.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $29.0 million at March 31, 2006 and $38.3 million at September 30, 2005.

During the six months ended March 31, 2006, net income of $29.9 million, adjusted for depreciation and amortization, income tax benefit related to stock option exercise, loss on equipment disposal, stock-based compensation expense, provision for doubtful accounts and loss on equity investment, generated $36.7 million of operating cash. This amount was decreased by $28.3 million used by working capital.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital. In addition, our announced intention to offer to acquire the issued ordinary shares of MFS Technology Ltd. (“MFS”) may significantly reduce our excess borrowing capacity if the shareholders of MFS elect to receive cash for their shares in lieu of stock consideration. We expect to finance the offer, if made, which will involve the payment of up to $222 million in cash depending upon the level of MFS shareholder participation and whether MFS shareholders elect cash or stock.

Changes in the principal components of working capital for the six months ended March 31, 2006 were as follows:

Our net accounts receivable increased 41% to $100.5 million at March 31, 2006 from $71.5 million at September 30, 2005. The increase in outstanding accounts receivable is attributable to the extension of our customer payment terms from 60 days to 90 days. Our net inventory balance increased to $50.3 million at March 31, 2006 from $45.0 million at September 30, 2005, an increase of 12%. The principal reasons for this increase were an increase in hubbing activity and increased raw materials levels related to new wireless customer programs. Our accounts payable balance increased to $62.6 million at March 31, 2006 from $58.0 million at September 30, 2005, an increase of 8%, as a result of increased purchases in support of the higher business volumes.

Our principal investing and financing activities for the six months ended March 31, 2006 were as follows:

Net cash used in investing activities was $20.9 million for the six months ended March 31, 2006. Capital expenditures included $17.0 million of capital equipment. Depreciation expense was $6.6 million for the six months ended March 31, 2006. As of March 31, 2006 and September 30, 2005, we had outstanding purchase commitments related to MFC2 capital projects which totaled $8.6 million and $4.6 million, respectively.

Net cash provided from financing activities was $2.4 million for the six months ended March 31, 2006 and consisted of proceeds from the exercise of stock options as well as income tax benefit related to the exercise of stock options.

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth under the caption under Part II-Item 1A of this Form 10-Q captioned “Other Information – Risk Factors,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Such risk factors supersede in their entirety any prior version contained in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2006, no amounts were outstanding under our loan agreements with BC, NLG or SPDB. In April 2006, we borrowed $3 million and $5 million against our SPDB line of credit and NLG credit facility, respectively. The amounts outstanding under our loan agreements at any time may fluctuate, and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $298.3 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2005 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.2 RMB per U.S. Dollar for the fiscal year ended September 30, 2005 and 8.04 RMB per U.S. Dollar for the three months ended March 31, 2006. Transactions in RMB represent approximately 5% and 2% of total net sales from foreign customers for the fiscal year ended September 30, 2005 and the six months ended March 31, 2006. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have, however, recently implemented the financial reporting system used by us in the United States at one of our foreign locations. This implementation will require us to implement, document and test a significant amount of new internal controls at that location.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. These risk factors supersede in their entirety any prior version contained in our filings with the SEC.

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended March 31, 2006, 85% of our net sales were to Motorola and 47 of its subcontractors. Several subcontractors of Motorola have, from time to time, also constituted significant customers of ours.

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

For the three months ended March 31, 2006, 88% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

WBL Corporation beneficially owns 61% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, WBL Corporation has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock.

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

WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. For example, MFS Technology Limited, or MFS, a subsidiary of WBL Corporation that is located in Singapore and for which we have announced our intention to make an offer to purchase all of the issued ordinary shares, competes with us in many markets, including telecommunications. There is a risk that conflicts of interest may arise because of WBL Corporation’s substantial ownership of us and MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL Corporation of our common stock and the exercise by WBL Corporation of its ability to influence our management and affairs. If any conflict of interest is not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

Except as specified below, WBL Corporation does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation does have the ability to control who is elected to our board of directors each year and therefore can influence decisions that require board approval. In addition, pursuant to our stockholders agreement with WBL Corporation, WBL Corporation has the ability to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock.

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

We are heavily dependent on our current executive officers and management. In addition, due to the expansion of companies into the flex market and increased competition in the flex market, we anticipate that our employees may be heavily recruited by our competitors. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage the market’s perception of us. We believe that our success is highly dependent on the contributions of Philip A. Harding, our chief executive officer and chairman of the board of directors, and Reza Meshgin, our president and chief operating officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and accordingly, the costs of retaining such employees, in China. Our success will also depend on our ability to attract and retain additional qualified management, finance, engineering and sales and marketing personnel, including in the camera module business and any new line of business we acquire.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China, Korea and Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS, a subsidiary of WBL Corporation located in Singapore and a company for which we have announced our intention to make an offer to purchase all of the issued ordinary shares. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials and components may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during the second quarter of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays may continue in the third quarter of fiscal 2006 and in future periods and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our revenue. We purchased greater than 90% of all materials used to make flexible printed circuits from four sources, Mitsui Plastic, Inc., E.I. Dupont de Nemours & Co., 3M Worldwide and Rogers Corporation for the three months ended March 31, 2006.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in collecting payments from foreign customers to whom we have extended significant amounts of credit if those customers do not pay us on the payment terms extended to them;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate our foreign locations to the financial reporting system used by us in the United States;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and have effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and expect that we may continue to experience insufficient power supplies in the foreseeable future. Although we have purchased several generators, we cannot be assured that such generators will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generations or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $125,000 and $127,000 of restricted cash at September 30, 2005 and March 31, 2006, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with any new line of business we may acquire;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses;

•	the need to acquire a new supplier base for the materials and components associated with a new line of business;

•	the need to hire additional employees to operate effectively the acquired business, including employees with specialized knowledge; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.

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

Risks Associated with our Intention to Make an Offer to Purchase All of the Issued Ordinary Shares of MFS

We can give no assurances as to when, or if, the offer for MFS shares will be made or completed.

Although we announced our intention to make an offer to purchase the outstanding ordinary shares of MFS, we have not yet made such an offer. The making of any such offer is conditioned upon the satisfaction of specified pre-conditions. We have little or no control over the satisfaction of some of these pre-conditions. If these pre-conditions are not satisfied, we will not make the offer to acquire MFS’ issued ordinary shares. We are unable to predict when, or if, the pre-conditions will be satisfied and when, or if, the offer will be made.

Even if the pre-conditions to the offer are satisfied and we make the offer to acquire MFS’ issued ordinary shares, the offer will not be completed unless additional specified conditions are satisfied, including, among others,

•	the acceptance of the offer by MFS shareholders holding more than 64% of the outstanding ordinary shares of MFS;

•	the approval by our stockholders of the issuance of the shares of M-Flex in the offer to MFS shareholders; and

•	the absence of any material adverse event affecting MFS, its business or operations.

If these conditions are not satisfied (or, if applicable, waived), the offer to acquire MFS’ issued ordinary shares likely will be terminated. If the offer is terminated and we are unable to successfully acquire MFS, we will be required to seek an alternative business strategy to grow our business and increase manufacturing capacity. Such a strategy may be time consuming and expensive, and require us to forego business opportunities that we otherwise believe we could pursue if we were to acquire MFS. In addition, we have incurred substantial expense in connection with making the announcement of our intention to acquire MFS, which we would be required to write-off immediately if we were to conclude that we cannot make the offer, or if the acquisition were not completed. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed.

Although we expect that the transaction will result in benefits to the combined company, the combined company may not realize those benefits.

If we make the offer to purchase the issued ordinary shares of MFS, and the offer is completed, our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate the operations of the two companies following the closing of the offer. We have limited experience in acquiring other businesses and technologies. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both companies, and may not result in the full benefits expected by us. The difficulties of combining the operations of the companies may include, among other things:

•	possible increased costs and reduced synergies if MFS is required to continue to operate as a public company in Singapore;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between both companies, including the need to improve any deficiency in accounting controls or procedures that may exist in MFS at the time we complete the acquisition;

•	coordinating and consolidating ongoing and future research and development;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees, including key sales representatives;

•	consolidating corporate and administrative infrastructures, including consolidating and integrating computer information and financial systems;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and

•	retaining and attracting new engineers and research and development personnel to support new products and new technology development.

For these reasons, we may fail to complete successfully the anticipated integration of M-Flex and MFS, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than currently expected and may take a longer time to achieve than currently anticipated.

If at least 90% of the minority shares of MFS are not tendered in the offer, the combined company will have increased operating expenses and we will be limited in our ability to consolidate MFS’ operations.

If we make the offer to purchase the issued ordinary shares of MFS and the offer is completed, but we receive less than 90% of such shares (excluding the shares held by M-Flex or our related corporations or our nominees as of the date of the offer), we will not be able to exercise our right under Section 215 of the Singapore Companies Act to effect a cash-out merger to acquire the remaining outstanding shares. As a result, we may be required to continue to operate MFS as a public company in Singapore and there may continue to be minority shareholders of MFS. If MFS is not de-listed from the Official List of the Singapore Stock Exchange, we will be required to incur additional expenses each year in order to maintain the public listing of the MFS shares. These expenses will harm the combined company’s consolidated operating results by increasing general and administrative expenses. In addition, to the extent MFS has minority shareholders after completion of the offer, the companies will be limited in the degree to which they can completely consolidate their operations. For example, we would also be unable to freely distribute cash from MFS to M-Flex because any such distribution of cash through a dividend or otherwise would need to be made on a pro rata basis to the minority shareholders of MFS.

The issuance of shares of our common stock to MFS shareholders in the offer could substantially reduce the percentage ownership interests of our stockholders.

If the transaction is completed, and assuming full acceptances of the offer and full election of the stock consideration by MFS shareholders, we will issue up to approximately 9.5 million shares of our common stock to current MFS shareholders, representing approximately 28% of the approximately 33.9 million of the then outstanding shares of our common stock. WBL has executed an irrevocable undertaking committing it to elect to receive our common stock in the transaction. If only WBL elects to receive shares of our common stock and the remaining MFS shareholders elect to receive cash, we will issue up to approximately 5.3 million shares of our stock in the transaction, representing approximately 18% of the approximately 29.7 million shares of our common stock then outstanding. The issuance of our common stock to MFS shareholders and option holders will cause a reduction in the relative percentage interest of our current stockholders. In addition, if we raise additional funds to finance the transaction through the sale of equity, or securities convertible into equity, our stockholders will experience further dilution.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees. Our employees and MFS’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed, particularly if we are able to effect a cash-out merger of MFS. Difficulties in integrating the operations of the two companies could impact the combined company’s ability to motivate employees and keep them focused on the strategies and goals of the combined company. Moreover, the vesting of all options outstanding under the MFS Share Option Scheme will be accelerated prior to the closing of the transaction, which may reduce the financial incentive for MFS employees to remain with the combined company after the transaction has closed. These circumstances may adversely affect the combined company’s ability to retain key personnel.

We expect to incur significant costs associated with the transaction.

We have incurred and will incur substantial costs in connection with the proposed offer. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. In addition, we have diverted significant management resources in an effort to complete the offer. If the offer is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

If we are unable to finance the transaction through existing cash balances and financings, the completion of the transaction will be jeopardized.

The offer to acquire all of the issued ordinary shares of MFS, if made, will be designed to allow shareholders of MFS to elect to receive cash or our shares. If holders of a substantial number of shares of MFS elect to receive cash, or if our cash requirements increase materially because of unexpected expenses relating to marketing, advertising, sales, distribution, research and development or regulatory affairs, we will need to obtain new financing to complete the transaction. In addition, under the terms of our stockholders agreement with WBL Corporation, we cannot issue securities, including convertible debt, that would reduce the effective stock ownership of WBL Corporation below a majority of our shares outstanding. This restriction may make it more difficult to obtain new financing. We are currently exploring new financing opportunities; however, there can be no assurance that sufficient financing will be available on terms that are acceptable to us.

We may have more indebtedness after the transaction, which could adversely affect our cash flows and business.

If we finance the transaction through the incurrence of debt, our business, cash flows and results of operation could be affected by the amount of leverage incurred. As a result of the increase in debt, demands on our cash resources could increase after the transaction. The increased levels of debt could also, among other things:

•	subject us to covenants restricting our business activities;

•	divert funds that would otherwise be available to support commercialization, research and development, capital expenditures, acquisitions and other important activities;

•	provide holders of debt instruments with rights and privileges senior to those of equity investors;

•	place us at a competitive disadvantage relative to other companies with less indebtedness;

•	limit our ability to complete future acquisitions;

•	limit our ability to obtain further debt financing on favorable terms in order to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements; and

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions.

Our ability to make scheduled payments of principal and interest on our debt, or to refinance our indebtedness, will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings for the payment or refinancing of our indebtedness will be available to us on favorable terms or at all. If we are unable to service any acquisition financing debt we incur, our business, financial condition and results of operations would be materially adversely affected. In addition, with a significant increase in debt, a 100 basis point increase in debt cost could have a significant effect on our results of operation.

If the transaction is not completed, our stock price and future business and operations could be harmed.

If the current market prices of our common stock reflect an assumption that the transaction will be completed, the price of our common stock may decline if the transaction is not completed. In addition, we have incurred substantial expense in connection with making the announcement of our intention to acquire all of the issued ordinary shares of MFS, which would be required to be written-off immediately if we were to conclude that we cannot make the offer, or if the acquisition were not completed. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed. If the transaction is not completed, we may be subject to a number of additional material risks. These risks include any foregone opportunities that would otherwise have been available to us had the offer not been made, including the risk that we may not be able to conclude another sale, transaction or combination on favorable terms, in a timely manner, or at all. If we are unable to acquire the issued ordinary shares of MFS, we may be required to seek an alternative business strategy to grow our business and increase manufacturing capacity. Such a strategy may be time consuming and expensive, and could require us to forego business opportunities that we could pursue if we were to acquire MFS.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the three months ended March 31, 2006, our stock traded between $44.91 and $67.22 per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in each of our fiscal year-end annual reports by Section 404 of the Sarbanes-Oxley Act, or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. In addition, we recently implemented the financial reporting system used by us in the United States at one of our foreign locations. This implementation will require us to implement, document and test a significant amount of new internal controls.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of March 31, 2006 we had 24,411,492 shares of common stock outstanding and 1,096,930 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Item 6.	Exhibits

3.2	(1)	Restated Certificate of Incorporation of the Company

3.4	(2)	Amended and Restated Bylaws of the Company

4.1	(1)	Form of Common Stock Certificate

10.1	(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2	(1)	1994 Stock Plan of the Company, as amended

10.3	(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4	(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18	(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19	(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20	(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21	(5)	Form of Restricted Stock Unit Agreement

10.22	(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23	(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24	(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.25		Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2005

10.26		Bank and Enterprise Cooperation Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2005

15.1		Awareness Letter of PricewaterhouseCoopers LLP

31.1		Section 302 Certification by the Company’s chief executive officer

31.2		Section 302 Certification by the Company’s principal financial officer

32.1		Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.

(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 9, 2006	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2	(1)	Restated Certificate of Incorporation of the Company

3.4	(2)	Amended and Restated Bylaws of the Company

4.1	(1)	Form of Common Stock Certificate

10.1	(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2	(1)	1994 Stock Plan of the Company, as amended

10.3	(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4	(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18	(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19	(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20	(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21	(5)	Form of Restricted Stock Unit Agreement

10.22	(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23	(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24	(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.25		Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2005

10.26		Bank and Enterprise Cooperation Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2005

15.1		Awareness Letter of PricewaterhouseCoopers LLP

31.1		Section 302 Certification by the Company’s chief executive officer

31.2		Section 302 Certification by the Company’s principal financial officer

32.1		Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.

(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.