Form 10-Q
period 2006-06-30
MULTI FINELINE ELECTRONIX INC
filed 2006-08-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2006 was 24,439,205.

Multi-Fineline Electronix, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Multi-Fineline Electronix, Inc. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2006 and 2005. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

August 4, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Cash and cash equivalents	$24,409	$38,253
Short term investments	22,090	16,090
Restricted cash	3,770	2,008
Accounts receivable, net of allowances of $214 and $601	113,807	71,488
Inventories	52,943	44,975
Due from affiliates	366	421
Deferred taxes	3,168	3,168
Income taxes receivable	—	254
Other current assets	1,629	925

Total current assets	222,182	177,582
Property, plant and equipment, net	88,437	73,652
Restricted cash	127	125
Deferred taxes	661	661
Goodwill	3,629	3,686
Other assets	6,075	3,894

Total assets	$321,111	$259,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$73,622	$57,970
Accrued liabilities	10,613	11,022
Due to affiliates	417	334
Other current liabilities	97	130
Income taxes payable	2,467	—

Total current liabilities	87,216	69,456
Other liabilities	327	384
Deferred taxes	719	719

Total liabilities	88,262	70,559

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,434,351 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	103,167	98,564
Retained earnings	127,302	89,137
Accumulated other comprehensive income	2,378	1,338

Total stockholders’ equity	232,849	189,041

Total liabilities and stockholders’ equity	$321,111	$259,600

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$130,327	$84,396	$393,864	$246,200
Cost of sales (includes stock-based compensation expense of $138, $0, $331 and $0 for the three and nine months ended June 30, 2006 and 2005, respectively)	110,561	66,554	314,705	189,885

Gross profit	19,766	17,842	79,159	56,315

Operating expenses
Research and development (includes stock-based compensation expense of $11, $0, $32 and $0 for the three and nine months ended June 30, 2006 and 2005, respectively)	487	193	1,459	637
Sales and marketing	2,239	2,019	6,943	6,448
General and administrative (includes stock-based compensation expense of $383, $0, $1,071 and $99 for the three and nine months ended June 30, 2006 and 2005, respectively)	5,612	4,343	16,108	11,915

Total operating expenses	8,338	6,555	24,510	19,000

Operating income	11,428	11,287	54,649	37,315
Other (income) / expense, net
Interest (income), net	(284)	(131)	(1,012)	(304)
Other (income) / expense, net	334	(47)	280	2

Income before provision for income taxes	11,378	11,465	55,381	37,617
Provision for income taxes	(3,091)	(2,673)	(17,216)	(11,460)

Net income	$8,287	$8,792	$38,165	$26,157

Net income per share
Basic	$0.34	$0.37	$1.57	$1.11
Diluted	$0.32	$0.35	$1.50	$1.06
Shares used in computing net income per share
Basic	24,428,120	23,690,892	24,324,771	23,476,371
Diluted	25,523,892	24,910,020	25,383,632	24,679,671

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$38,165	$26,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	10,403	8,008
Provision for doubtful accounts	(4)	349
Deferred taxes	—	670
Stock-based compensation expense	1,434	99
Loss on disposal of equipment	70	113
Changes in operating assets and liabilities
Accounts receivable	(42,315)	(14,485)
Inventories	(7,968)	2,837
Due to/from affiliates, net	138	(5,464)
Other current assets	(704)	(1,849)
Other assets	(805)	1,270
Accounts payable	15,652	16,181
Accrued liabilities	(409)	3,221
Income tax payable	2,721	(4,773)
Other current liabilities	(33)	—
Other liabilities	(57)	8

Net cash provided by operating activities	16,288	32,342

Cash flows from investing activities
Sale/(purchase) of short term investments	(6,000)	3,732
Cash paid for property and equipment	(23,773)	(18,871)
Cash paid for acquisition	—	(6,406)
Purchases of software and capitalized internal-use software	(450)	(103)
Deposits on property and equipment	(2,874)	(1,697)
Proceeds from sale of equipment	520	2,166
Increase in restricted cash, net	(1,764)	(240)

Net cash used in investing activities	(34,341)	(21,419)

Cash flows from financing activities
Borrowings on line of credit	8,000	4,950
Payments on line of credit	(8,000)	(8,319)
Proceeds from exercise of stock options	1,496	1,556
Excess tax benefit related to stock option exercise	1,673	—

Net cash provided by (used in) financing activities	3,169	(1,813)

Effect of exchange rate changes on cash and cash equivalents	1,040	2

Net (decrease) / increase in cash	(13,844)	9,112
Cash and cash equivalents at beginning of period	38,253	16,631

Cash and cash equivalents at end of period	$24,409	$25,743

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61% of the Company’s outstanding common stock as of June 30, 2006 and September 30, 2005, allowing Wearnes to exercise operating control over the Company.

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

Inventories

Inventories comprise the following:

	June 30, 2006	September 30, 2005
Raw materials and supplies	$22,313	$18,821
Work-in-progress	18,188	12,323
Finished goods	12,442	13,831

	$52,943	$44,975

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment comprise the following:

	June 30, 2006	September 30, 2005
Land	$4,054	$3,730
Building	27,185	18,187
Machinery and equipment	88,375	74,277
Furniture and fixtures	3,710	3,003
Leasehold improvements	2,913	2,805

	126,237	102,002
Accumulated depreciation	(37,800)	(28,350)

	$88,437	$73,652

Depreciation expense for the nine months ended June 30, 2006 and 2005 was $9,922 and $7,650, respectively.

Included in other assets as of June 30, 2006 and September 30, 2005 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the nine months ended June 30, 2006 and 2005 was $481 and $358, respectively.

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

Changes in product warranty accrual for the three months ended June 30, 2006 and 2005 were as follows:

	Warranty Accrual Balance at March 31	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2006	$1,137	$(495)	$689	$1,331
2005	1,407	(613)	668	1,462

Changes in product warranty accrual for the nine months ended June 30, 2006 and 2005 were as follows:

	Warranty Accrual Balance at September 30	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30
2006	$1,439	$(1,685)	$1,577	$1,331
2005	1,549	(2,305)	2,218	1,462

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three and nine months ended June 30, 2006 and 2005 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and nine months ended June 30, 2006 and 2005, the comprehensive income was $8,533, $39,205, $8,793 and $26,159, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three and nine months ended June 30, 2006 and 2005, foreign exchange transaction gains and losses were included in other expenses and were net losses of $149, $240, $6 and $14, respectively.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation was recognized in the Consolidated Statement of Income for the three and nine months ended June 30, 2005 for options granted under the Company’s 1994 Stock Plan (the “1994 Plan”), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of $0 and $99 was recognized in the Consolidated Statement of Income for the three and nine months ended June 30, 2005, respectively, due to the acceleration of the vesting period for certain options granted under the 2004 Stock Incentive Plan (the “2004 Plan”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as allowed under SFAS 123, is no longer an alternative.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three and nine months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the nine months ended June 30, 2006. For the three and nine months ended June 30, 2006, the Company recognized compensation costs of $532 and $1,434, respectively, as a result of the adoption of SFAS 123R. The adoption of SFAS 123R resulted in a decrease to the Company’s income tax expense of $602 and $1,673 for the three and nine months ended June 30, 2006, respectively. See Note 7 for further discussion of stock-based compensation.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Basic weighted-average number of common shares outstanding	24,428,120	23,690,892	24,324,771	23,476,371
Dilutive effect of outstanding stock options	1,095,772	1,219,128	1,058,861	1,203,300

Diluted weighted-average number of common and potential common shares outstanding	25,523,892	24,910,020	25,383,632	24,679,671

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	—	—	—	—

Commitments and Contingencies

As of June 30, 2006 and September 30, 2005, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $7,716 and $4,573, respectively. The Company expects the purchase commitments as of June 30, 2006 to be paid over the following nine months.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the nine months ended June 30, 2006 and for the year ended September 30, 2005 are equal to $189 and $166, respectively.

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. The Company is currently evaluating the impact this deduction will have, if any, but currently does not believe it will have any material impact on the results of financial operations.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

FAS 109-2 was effective upon issuance. The Company is currently evaluating and has not decided on whether and to what extent it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings. The Company expects to finalize its analysis during the fourth quarter ending September 30, 2006.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company believes that the adoption of SFAS 154 will not have a material effect on its financial position, results of operations or cash flows.

Significant Concentrations

For the three and nine months June 30, 2006, 80% and 84%, respectively, of the Company’s net sales were realized from one customer and its subcontractors.

Reclassification

The Company has reclassified research and development expenses of $193 and $637 from general and administrative expenses for the three and nine months ended June 30, 2005, respectively.

The Company has reclassified scrap sales revenue of $106 and $217 to cost of sales from other income for the three and nine months ended June 30, 2005.

3. RELATED PARTY TRANSACTIONS

During the three and nine months ended June 30, 2006 and 2005, and the year ended September 30, 2005, the Company has recorded transactions with the following affiliated companies: (a) WBL Corporation Limited (“WBL”); (b) Wearnes Hollingsworth Corporation; (c) MFS Technology Ltd., a subsidiary of WBL; (d) MFS Technologies (M) Sdn. Bhd., a subsidiary of WBL; (e) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of WBL and (f) Wearnes Technology Pte. Ltd, a subsidiary of WBL (“UWT”). As discussed in Note 1, Wearnes owned approximately 61% of the Company’s outstanding common stock as of June 30, 2006 and September 30, 2005.

Net amounts due from/to affiliated companies comprise the following:

	June 30, 2006	September 30, 2005
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$322	$346
Suzhou Wearnes-Xirlink Electric Co. Ltd.	44	43
WBL	—	32

	$366	$421

	June 30, 2006	September 30, 2005
Due to affiliates
Suzhou Wearnes-Xirlink Electric Co. Ltd.	$57	$10
Wearnes Hollingsworth Corporation	324	324
Wearnes Technology Pte. Ltd.	36	—

	$417	$334

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Purchases from affiliates comprise the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Sales to affiliates
MFS Technology Ltd.	$—	$264	$—	$266

Purchases from affiliates
MFS Technology Ltd.	$—	$146	$—	$1,543

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company paid the former Board member $9 per month until June 2006.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of June 30, 2006 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In January 2006, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 100,000 RMB ($12,507 at June 30, 2006). The lines of credit will mature in January 2007 and bear interest at LIBOR (5.69% at June 30, 2006) plus 0.85%. As of June 30, 2006, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($10,005 at June 30, 2006) and the other for $10,000. The line of credit will mature in July 2006 and bears interest at 5.02% for the RMB facility and LIBOR (5.69% at June 30, 2006) plus 0.75% for the USD facility. During the three months ended June 30, 2006 the Company borrowed and repaid $3,000 on this credit facility. As of June 30, 2006 and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. Each borrowing under the facility matures six months after the borrowing date with respect to such borrowing. During the three months ended June 30, 2006 the Company borrowed and repaid $5,000 on the credit facility. As of June 30, 2006, and September 30, 2005, the Company had no borrowings outstanding under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios, and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of June 30, 2006 and September 30, 2005, the Company was in compliance with these covenants with NLG.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2006	September 30, 2005	June 30, 2006	September 30, 2005
Line of credit (BC)	$12,507	$12,358	$—	$—
Line of credit (SPDB)	20,005	20,000	—	—
Line of credit (NLG)	15,000	15,000	—	—

	$47,512	$47,358	$—	$—

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

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales
United States	$123,736	$66,209	$372,727	$172,468
China	59,492	52,149	194,750	138,759
Eliminations	(52,901)	(33,962)	(173,613)	(65,027)

Total	$130,327	$84,396	$393,864	$246,200

Operating income
United States	12,772	180	34,877	16,764
China	(1,344)	11,107	19,772	20,551

Total	$11,428	$11,287	$54,649	$37,315

Depreciation and amortization
United States	750	725	2,612	2,011
China	2,747	2,185	7,791	5,997

Total	$3,497	$2,910	$10,403	$8,008

Capital expenditures
United States	1,004	964	7,286	1,849
China	8,744	8,291	19,811	18,822

Total	$9,748	$9,255	$27,097	$20,671

	June 30, 2006	September 30, 2005
Total assets
United States	$262,341	$196,912
China	147,121	142,779
Eliminations	(88,351)	(80,091)

Total	$321,111	$259,600

Long-lived assets
United States	$26,173	$20,341
China	68,339	57,205

Total	$94,512	$77,546

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

The Company’s assessment of the estimated fair value of the stock options granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes model to estimate the fair value of stock options granted. Generally, the Company’s calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grant date price of the Company’s common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of our common stock since the date of our IPO on June 30, 2004;

(b)	Expected dividends, which are nil, as the Company does not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

(d)	Expected forfeitures of stock options, which is estimated based on the historical turnover of the Company’s employees. Prior to adoption of SFAS 123R, the Company recognized forfeitures under SFAS 123 as they occurred.

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the nine months ended June 30, 2006.

Restricted Stock Units

In December 2005 and March 2006, the Company made restricted stock unit grants equal to 59,990 and 10,800 shares, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. In March 2006, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the board of directors. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees vest over a period of 4 years with 25% vested on each of the anniversary dates of the vesting commencement date. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $2,151 and $1,117 was recorded in relation to the December 2005 and March 2006 grants, respectively, which will be recognized into expense over a weighted average vesting period of 3.7 years. During the three and nine months ended June 30, 2006, the Company recognized compensation expense of $275 and $489, respectively, related to the restricted stock units. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Effect on Prior Periods

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the 1994 Plan and the 2004 Plan in all 2005 periods presented.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$8,792	$26,157
Stock-based compensation, intrinsic value method, net of tax	$—	$70
Total stock-based employee compensation expense determined under fair value-based method for all options	$—	$(74)

Pro forma net income	$8,792	$26,153

Net income per share
Basic, as reported	$0.37	$1.11
Basic, pro forma	$0.37	$1.11
Diluted, as reported	$0.35	$1.06
Diluted, pro forma	$0.35	$1.06
Shares used in computing net income per share
Basic	23,690,892	23,476,371
Diluted	24,910,020	24,679,671

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS 123, the fair value of stock options granted was estimated at the date of grant using the minimum value method for each option grant preceding the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO, with the following weighted-average assumptions: a risk-free interest rate of 3.84% for the three and nine months ended June 30, 2005, respectively, no dividend yield and expected life of five years. Volatility of 73% was used for the three and nine months ended June 30, 2005.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Stock Options

Stock option activity for the nine months ended June 30, 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	1,981,705	$7.65
Granted	—	—
Exercised	(254,467)	5.89
Forfeited	(9,347)	10.00

Options outstanding at June 30, 2006	1,717,891	$7.89

The intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $1,105 and $10,755, respectively. Unearned compensation of $2,476 existed at June 30, 2006, related to non-vested stock options which will be recognized into expense over a weighted average period of 2.6 years.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

		Fully vested and expected to vest				Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	315,030	2.6	$2.05	—	315,030	$2.05	—	2.6
$3.73—$4.00	438,620	3.5	3.96	—	438,620	3.96	—	3.5
$8.75	18,816	8.2	8.75	460	9,166	8.75	224	8.2
$10.00	723,508	8.0	10.00	16,778	316,258	10.00	7,334	8.0
$16.80—$18.08	94,936	8.9	17.48	1,491	16,165	17.11	260	8.9
$20.18—$20.81	68,847	8.7	20.59	867	54,374	20.70	679	8.7

	1,659,757		$7.75	$19,596	1,149,613	$4.65	$8,497

Restricted Stock Units

Restricted stock unit activity for the nine months ended June 30, 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	78,790	44.92
Vested	—	—
Forfeited	(600)	38.65

Non-vested shares outstanding at June 30, 2006	78,190	$44.96

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. SUBSEQUENT EVENT

In July 2006, the Company’s subsidiaries in China renewed and amended their credit line agreements with SPDB, which provide for two lines of credit in an aggregate amount of $20,000. The lines of credit will mature in July 2007 and bear interest at LIBOR (5.69% at June 30, 2006) plus 0.75%.

In August 2006, the Company borrowed $4,000 against its NLG line of credit. The amount is due in full in September 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the benefits and risks of our strategies and joint ventures, the benefits, risks and synergies that could be achieved from our acquisitions, including our intention to offer to acquire all of the issued ordinary shares of MFS, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all such forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, enter into new markets and execute our strategic plans, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, whether we are able to make the offer to acquire all of the issued ordinary shares of MFS and the success of that offer, if made, our ability to finance such offer, whether we can privatize MFS if such offer is successfully made, and the risks set forth below under “Other Information – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Critical Accounting Policy

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, revenues and expenses during the periods reported and related disclosures. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management is contained on pages 16-17 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the period ended September 30, 2005. Management believes that at June 30, 2006, there has been no material change to this information other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”) during the first quarter of fiscal our 2006.

In accordance with SFAS 123R, in our first quarter of fiscal year 2006 we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS No 123,

Accounting for Stock-Based Compensation (“SFAS 123”), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grant date price of our common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock since the date of our IPO;

(b)	Expected dividends, which are nil, as we do not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

(d)	Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees. Prior to adoption of SFAS 123R, we recognized forfeitures under SFAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Comparison of the Three Months Ended June 30, 2006 and 2005

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the period indicated.

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	84.8	78.9

Gross profit	15.2	21.1

Operating expenses:
Research and development	0.4	0.2
Sales and marketing	1.7	2.4
General and administrative	4.3	5.2

Total operating expenses	6.4	7.8

Operating income	8.8	13.3
Interest (income), net	(0.2)	(0.2)
Other (income) expense, net	0.3	(0.1)

Income before provision for income taxes	8.7	13.6
Provision for income taxes	(2.4)	(3.2)

Net income	6.3%	10.4%

Net Sales

Net sales increased in the three months ended June 30, 2006 to $130.3 million from $84.4 million for the three months ended June 30, 2005, an increase of 54%. The increase of $45.9 million was primarily attributable to further growth in the wireless telecommunications sector of $44.5 million, which accounted for approximately 88% of total net sales for the three months ended June 30, 2006 versus 84% for the comparable period in the prior year. The increase in wireless net sales is due to the increased volume of units shipped during the period. Sales to our largest customer increased by $36.9 million or 55% while sales to our other customers in the wireless telecommunications sector increased $7.6 million or 238% from $3.2 million in the three months ended June 30, 2005 to $10.8 million in the three months ended June 30, 2006. Industrial customer net sales, our second largest sector, increased by $1.9 million or 31%, over the comparable period in the prior year due to volume increases. Net fluctuations in the computer data storage, personal digital assistant, medical, network telecommunications and power supply sectors were nominal in relation to the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the three months ended June 30, 2006 was 85% versus 79% for the comparable period in the prior year. The increase in cost of sales was driven by a change in product mix at lower margins. The change in product mix was partially due to the ramp up of new programs. The increase was also attributable to increased labor costs in anticipation of the MFC2 expansion becoming operational in the forth fiscal quarter of the current year. In addition, sales of product to our largest customer shifted from higher to lower margin products.

As a percentage of net sales, gross profit decreased from 21% for the three months ended June 30, 2005 to 15% for the three months ended June 30, 2006. The decline in gross profit is primarily attributable to the increased material cost in the flex assemblies sold during the quarter as well as the additional labor costs. Gross profit increased to $19.8 million for the three months ended June 30, 2006 from $17.8 million in the comparable period in the prior year, an increase of 11%.

Research and Development

Research and development expenses increased to $487,000 for the three months ended June 30, 2006 from $193,000 for the three months ended June 30, 2005, an increase of 152% on an absolute basis and an increase from 0.2% of net sales for the three months ended June 30, 2005 to 0.4% of net sales for the comparable period in the current fiscal year. The increase is primarily due to our increasing focus on new technologies, primarily camera module assemblies.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $1.1 million for the three months ended June 30, 2006 from $819,000 in the comparable period in the prior year due to higher sales volumes. As a percent of sales, commissions and other sales related expense remained constant at 1% for the three months ended June 30, 2006 and 2005, respectively. Compensation and benefit expense also remained constant at 1% of sales for the three months ended June 30, 2006 and 2005, respectively. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense decreased from 5% for the three months ended June 30, 2005 to 4% for the three months ended June 30, 2006, due to the leveraging of fixed costs over increased net sales. The $1.3 million increase in general and administrative expense was primarily attributable to an increase in stock-based compensation expenses of $383,000 as a result of the adoption of SFAS 123R as well as the additional $223,000 in administrative costs associated with the operations of Aurora Optical, Inc. which was acquired in June 2005. We believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income, Net

Net interest income increased to $284,000 for the three months ended June 30, 2006 from $131,000 in the comparable period in the prior year. The change in interest was due to the interest earned on a higher short-term investments balance as well as higher short-term interest rates during the three months ended June 30, 2006 versus the comparable period in the prior year.

Other Income/Expense, Net

Net other income / expense decreased to expense of $334,000 for the three months ended June 30, 2006 from net other income of $47,000 for the comparable period in the prior year. The decrease is primarily due to a $143,000 increase in loss on foreign exchange. We experienced a loss from foreign exchange of $6,000 during the quarter ended June 30, 2005 versus a loss of $149,000 during the quarter ended June 30, 2006. The increase in loss on foreign exchange is due to the strengthening of the RMB against the U.S. dollar.

Income Taxes

The effective tax rate for the three months ended June 30, 2006 was 27% versus 23% for the comparable period in the prior year. The increase in the effective tax rate is primarily due to a higher percentage of pre-tax income generated in the U.S., which is taxed at a higher rate.

Comparison of the Nine Months Ended June 30, 2006 and 2005

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the period indicated.

	Nine Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	79.9	77.1

Gross profit	20.1	22.9

Operating expenses:
Research and development	0.4	0.3
Sales and marketing	1.8	2.6
General and administrative	4.1	4.8

Total operating expenses	6.3	7.7

Operating income	13.8	15.2
Interest (income), net	(0.3)	(0.1)
Other expense, net	0.1	0.0

Income before provision for income taxes	14.0	15.3
Provision for income taxes	(4.3)	(4.7)

Net income	9.7%	10.6%

Net Sales

The increase of $147.7 million was primarily attributable to further growth in wireless telecommunications sector of $143.0 million, which accounted for approximately 89% of total net sales for the nine months ended June 30, 2006 versus 83% for the comparable period in the prior year. The increase in wireless net sales is due to the increased volume of units shipped during the period. The industrial sector increased $3.4 million or 17% during the nine months ended June 30, 2006 due to volume increases. Computer/data storage net sales increased 10% or $521,000 during the nine months ended June 30, 2006 versus the comparable period in the prior year due to increased order volume from existing customers. The personal digital assistant, network telecommunications and power supply sectors all remained relatively unchanged from the comparable period in the prior year.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales for the nine months ended June 30, 2006 was 80% versus 77% for the comparable period in the prior year. This increase was primarily driven by a change in product mix in the third quarter to products with lower margins. In addition, there were increases in the material and labor cost percentages of sales, which were partially offset by continued declines in the overhead cost percentage. The increase in material costs was due primarily to growth in sales volume and the value added assembly portion of our business, which carries a higher material cost of sales content. Labor cost increases are attributable to headcount increases and training expenses associated with the expansion of the MFC2 facility.

As a percentage of net sales, gross profit decreased to 20% for the nine months ended June 30, 2006 from 23% for the comparable period in the prior year. Gross profit increased to $79.2 million for the nine months ended June 30, 2006 from $56.3 million in the comparable period in the prior year, an increase of 41%. The decrease in gross profit as a percentage of sales was primarily due to increased material costs as a percentage of sales.

Research and Development

Research and development expenses increased to $1.5 million for the nine months ended June 30, 2006 from $637,000 for the nine months ended June 30, 2005, an increase of 135% on an absolute basis and from 0.3% of sales for the nine months ended June 30, 2005 to 0.4% of net sales for the comparable period in the current fiscal year. The increase is primarily due to our increasing focus on new technologies primarily camera module assemblies.

Sales and Marketing Expense

Sales representatives’ commissions and other sales related expense increased to $3.3 million for the nine months ended June 30, 2006 from $2.9 million in the comparable period in the prior year. As a percentage of sales, commissions remained relatively constant at 1% for the nine months ended June 30, 2006 and 2005. Compensation and benefit expense increased slightly to $3.6 million for the nine months ended June 30, 2006 from $3.5 million in the comparable period in the prior year, primarily as the result of headcount additions to support the increased business volume and wage increases. As a percentage of net sales, compensation and benefit expense also remained constant at 1% for the nine months ended June 30, 2006 and 2005, respectively. We believe sales and marketing expense as a percentage of sales may be at the lower end of our sustainable range.

General and Administrative Expense

As a percentage of net sales, general and administrative expense decreased from 5% to 4% for the nine months ended June 30, 2005 to 2006, respectively. The $4.2 million increase in general and administrative expense was primarily attributable to the $1.0 million increase related to the adoption of SFAS 123R and increased bonus expense during the nine months ended June 30, 2006 as well as the additional $678,000 of administrative expenses associated with Aurora Optical, Inc., which was acquired in June 2005. We believe general and administrative expense as a percentage of sales may be at the lower end of our sustainable range.

Interest Income/(Expense), Net

Net interest income increased to $1.0 million for the nine months ended June 30, 2006 from income of $304,000 in the comparable period in the prior year. The increase in net interest income was primarily due to the interest earned on the short-term investments balance as well as higher short-term interest rates during the nine months ended June 30, 2006 versus the comparable period in the prior year.

Other Income/(Expense), Net

Net other expense increased to $280,000 for the nine months ended June 30, 2006 from $2,000 for the comparable period in the prior year. The increase is primarily due to a $226,000 increase in loss on foreign exchange during the nine months ended June 30, 2006 versus the comparable period in the prior year. The increase in loss on foreign exchange is due to the strengthening of the RMB against the U.S. dollar.

Income Taxes

The effective tax rate for the nine months ended June 30, 2006 was 31% versus 30% for the comparable period of the prior year. The higher effective tax rate is primarily due to the higher percentage of pre-tax income generated in the U.S., which is taxed at a higher rate. The actual income tax expense for the nine months ended June 30, 2005 was incrementally increased by $670,000 due to the revaluation of the deferred tax assets and liabilities of MFC1 due to an extension of the tax holiday granted by the Chinese tax authority for our MFC1 facility. The extension of the tax holiday allows MFC1 to operate at a reduced income tax rate of 12% for three calendar years, 2005, 2006 and 2007. The actual income tax expense for the nine months ended June 30, 2005 was also incrementally increased by $400,000 due to the net impact of the accrual related to the Chinese Tax Authority’s audit on our transfer pricing for the calendar years 1999 through 2004.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Cash and equivalents were $24.4 million at June 30, 2006 and $38.3 million at September 30, 2005.

During the nine months ended June 30, 2006, net income of $38.2 million, adjusted for depreciation and amortization, loss on equipment disposal, stock-based compensation expense and provision for doubtful accounts, generated $50.1 million of operating cash. This amount was decreased by $33.8 million used by working capital.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital. In addition, our announced intention to offer to acquire the issued ordinary shares of MFS Technology Ltd. (“MFS”) may significantly reduce our excess borrowing capacity if the shareholders of MFS elect to receive cash for their shares in lieu of stock consideration. In addition, our announced intention to offer to acquire the issued ordinary shares of MFS may significantly reduce our excess borrowing capacity if the shareholders of MFS elect to receive cash for their shares in lieu of stock consideration, since such offer could involve the payment of up to $222 million in cash, and would require us to finance substantially all, or all, of such amount.

Changes in the principal components of working capital for the nine months ended June 30, 2006 were as follows:

Our net accounts receivable increased 59% to $113.8 million at June 30, 2006 from $71.5 million at September 30, 2005. The increase in outstanding accounts receivable is attributable to the extension of our customer payment terms from 60 days to 90 days. Our net inventory balance increased to $52.9 million at June 30, 2006 from $45.0 million at September 30, 2005, an increase of 18%. The principal reasons for this increase were an increase in hubbing activity and increased raw materials levels related to new wireless customer programs. Our accounts payable balance increased to $73.6 million at June 30, 2006 from $58.0 million at September 30, 2005, an increase of 27%, as a result of increased purchases in support of the higher business volumes as well as the extension of payment terms to more closely match those of our customers.

Our principal investing and financing activities for the nine months ended June 30, 2006 were as follows:

Net cash used in investing activities was $34.3 million for the nine months ended June 30, 2006. Capital expenditures included $27.1 million of capital equipment. Depreciation expense was $9.9 million for the nine months ended June 30, 2006. As of June 30, 2006 and September 30, 2005, we had outstanding purchase commitments related to MFC2 capital projects which totaled $7.7 million and $4.6 million, respectively.

Net cash provided from financing activities was $3.2 million for the nine months ended June 30, 2006 and consisted of proceeds from the exercise of stock options as well as income tax benefit related to the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2006, no amounts were outstanding under our loan agreements with BC, NLG or SPDB. In April 2006, we borrowed $3 million and $5 million against our SPDB line of credit and NLG credit facility, respectively. The amounts outstanding under our loan agreements at any time may fluctuate, and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition. We derive a substantial portion of our sales outside of the United States. Approximately $298.3 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2005 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.2 RMB per U.S. Dollar for the fiscal year ended September 30, 2005 and 8.01 RMB per U.S. Dollar for the three months ended June 30, 2006. Transactions in RMB represent approximately 5% and 4% of total net sales from foreign customers for the fiscal year ended September 30, 2005 and the nine months ended June 30, 2006. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

During the third fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have, however, recently implemented the financial reporting system used by us in the United States at one of our foreign locations. We completed the implementation, documentation and testing of the financial reporting system during the third fiscal quarter. Some deficiencies were noted during our review. We are currently in the process of evaluating the deficiencies identified; however we believe that there are compensating controls in place to mitigate any issues arising from the deficiencies noted.

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

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended June 30, 2006, 80% of our net sales were to Motorola and 55 of its subcontractors. Several subcontractors of Motorola have, from time to time, also constituted significant customers of ours.

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

For the three months ended June 30, 2006, 88% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our net sales will be harmed if we are unable to obtain and ship a sufficient number of orders from customers in each quarter. In addition, our customers may cancel, change or delay orders with little or no advance notice to us. Business practices of certain customers may change from sales on a purchase order basis to sales on a master contract basis which may affect the way we do business with those customers. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual net sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

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

We cannot be certain that our current products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for their products. In addition, our long-term strategy relies in part on new technologies and products. We cannot be certain that our new technology and products will be selected by customers, especially if we are unable to obtain certain industry approval, including Underwriters Laboratory approval for our charger products, on a timely basis. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities, if we do not execute our operational and strategic plans for new products in a timely manner or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

WBL beneficially owns 61% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL beneficially owns 61% of our outstanding common stock. As a result of WBL’s ownership interest and its influence over the composition of our Board of Directors, WBL has influence over our management, operations and potential significant corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our Board of Directors each year. In addition, WBL has the ability, through the Amended and Restated Stockholders Agreement dated October 25, 2005 (“Stockholders Agreement”) with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce Wearnes Technology (Private) Limited’s (“WT”) and UWT’s effective ownership of us to a level that is below a majority of the outstanding shares of our common stock. As defined in this stockholders agreement, WBL is deemed to effectively own approximately 56% of our current outstanding stock. Given that WBL has the ability to block any proposed issuance of shares that would reduce WT’s and UWT’s ownership to less than a majority of our common stock, measured on an effective ownership basis, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required issuance of our common stock.

This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. To the extent that WBL beneficially owns a significant portion of our outstanding common stock, even if less than a majority, it will continue to have significant influence over all matters submitted to our stockholders. WBL is not prohibited from selling a controlling interest in us to a third party, including a participant in our industry, or from buying additional shares of our stock.

WBL and its designees on our Board of Directors may have interests that conflict with our interests.

WBL and its designees on our Board of Directors may have interests that conflict with, or are different from, the interests of our other stockholders, including, for example, as a result of its substantial ownership of MFS. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by WBL of our common stock and the exercise by WBL of its ability to influence our management and affairs. If any conflict of interest is not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

Except as specified below, WBL does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL does have the ability to control who is elected to our Board of Directors each year and therefore can influence decisions that require board approval. In addition, pursuant to our Stockholders Agreement with WT, UWT and WBL, WBL has the ability to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WT’s and UWT’s effective ownership of us to a level that is below a majority of the outstanding shares of our common stock.

In general, our certificate of incorporation does not contain any provision designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both WBL and us will be reserved for or made available to us.

WBL is currently unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL’s stockholders or the relevant regulators may not approve the proposed corporate action.

WBL’s ordinary shares are listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. The requirement for WBL to obtain its stockholders’ approval to accept our offer to purchase the outstanding shares of MFS owned by WBL, if made; was waived by the Singapore Exchange Securities Trading Limited on April 24, 2006. For the fiscal year ended September 30, 2005, we were a principal subsidiary of WBL as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL accounts for more than 20% of the consolidated pre-tax profits of WBL during our immediately prior fiscal year. We expect to continue to be a principal subsidiary of WBL for the foreseeable future.

Examples of corporate action we may seek to take for which we would need to obtain our stockholder approval include:

•	an amendment of our certificate of incorporation;

•	a sale of all or substantially all of our assets;

•	a merger or reorganization transaction; and

•	an issuance of shares of our common stock in an offering other than a public offering at a price less than the market value of the stock if the number of shares being sold exceed 20% of our then outstanding common stock.

To obtain stockholder approval, WBL must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL is required under its corporate rules to give its stockholders notice of the meeting ranging from 14 to 21 days. Consequently, if we need to obtain the approval of WBL at a time in which we qualify as a principal subsidiary (including this year), the process of seeking WBL’s stockholder approval may delay our proposed action and it is possible that WBL Corporation’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL was unable to vote at the meeting as a result of the Singapore Exchange rules.

The rules of the Singapore Exchange that govern WBL are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and adverse to us than the existing rules and interpretations.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability. Low yields may result from, among other things, design errors or manufacturing failures in new or existing products as well as reduced efficiency associated with training new employees or the ramp up of new product lines. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China, Korea and Japan and, to a lesser degree, with smaller manufacturers of flexible printed circuits and component assemblies located in Europe and North America. We also compete with MFS. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future, may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer-base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to capture, maintain and continue to service these ODMs as customers, we may be unable to sustain or grow our business.

Our products and their terms of sale are subject to various pressures from our customers and our competitors, any of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual basis. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for us and the extension of payment terms for our customers could negatively affect our cash flow. In addition, we believe the number of customers in the market is consolidating and the number of suppliers continues to increase. The competitive landscape in our market is changing rapidly and we may lose our market share if we do not implement operational improvements in response to the evolving marketplace. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract claim, including due to quality or delivery issues, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials and components may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays may continue in future periods, including our current quarter, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our revenue. We purchased greater than 90% of all materials used to make flexible printed circuits from four sources, Mitsui Plastic, Inc., E.I. Dupont de Nemours & Co., 3M Worldwide and Rogers Corporation for the three months ended June 30, 2006.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in collecting payments from foreign customers to whom we have extended significant amounts of credit if those customers do not pay us on the payment terms extended to them;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate our foreign locations to the financial reporting system used by us in the United States, including the need to implement and maintain financial controls that comply with the Sarbanes-Oxley Act;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and have effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

Any of these factors could harm our future international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply and we may continue to experience insufficient power supplies in the foreseeable future. Although we have purchased several generators, we cannot be assured that such generators will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our two primary manufacturing facilities are both located in Suzhou, China. In addition, MFS’ two primary facilities also are located in China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	maintaining product yield levels as product mix changes or we hire new employees to support our growth;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and control, including our computer systems;

•	managing operations in multiple locations and multiple time zones;

•	the ability to timely and in a cost-effective manner increase our manufacturing capacity and build new manufacturing facilities in order to meet customer demands; and

•	the ability to acquire customers in a new line of business.

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

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, under the terms of our Stockholders Agreement, WBL’s approval is required for the issuance of securities that would reduce WT’s and UWT’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. If WBL approval is required, it is possible that WBL may not approve of any transaction we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

The following factors could affect our ability to obtain additional capital on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects;

•	WBL’s approval, if required;

•	the international aspects of our business, including the foreign location of a majority of our physical assets and the fact that a majority of our customers are located overseas; and

•	interest rates.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, will expire on December 31, 2007. After this time, MFC1 will be subject to an income tax rate of 27%, based on current law. We also have obtained a tax holiday for our second manufacturing facility in China, MFC2, that allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12%. Beginning on January 1, 2006, MFC2 became subject to a tax holiday rate of 12%. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2005 and 2004 we realized tax savings of $3.5 million and $2.8 million respectively, for our operations in China.

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

We also rely on patent protection for the intellectual property that we have developed and are incorporating into new products through our joint venture with Mobility Electronics, Inc. It is possible that a third party may challenge the validity of any of these patents, or circumvent the patents by developing competing products based on technology that does not infringe our patents. Consequently, our patents may not provide meaningful protection against competition for these products. Further, in some countries outside the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $125,000 and $127,000 of restricted cash at September 30, 2005 and June 30, 2006, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted. We also may be limited in our ability to finance an acquisition through the issuance of convertible debt or equity as a result of our Stockholders Agreement with WT, UWT, and WBL, which requires WBL’s approval before we issue securities which would dilute WT’s and UWT’s effective ownership below 50% of our outstanding common stock.

Risks Associated with the Offer to Purchase All of the Issued and Ordinary Shares of MFS

We can give no assurances as to when, or if, our offer to purchase MFS shares, or the Offer, will be closed.

The closing of the Offer will not occur until various specified conditions are satisfied or waived, including, among others:

•	the acceptance of the Offer by MFS shareholders holding more than 64% of the outstanding MFS shares (including all MFS shares issued or to be issued pursuant to a valid exercise, prior to the close of the Offer, of any share options under the MFS Share Option Scheme);

•	the approval of the issuance of our shares of common stock in the Offer by our stockholders; and

•	the absence of any material adverse event affecting MFS, its business or operations.

If these conditions are not satisfied or waived, as applicable, the Offer and the related transactions likely will be terminated.

The combined company may not realize the benefits of the transaction.

Our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate the operations of the two companies following the closing of the Offer. We have limited experience in acquiring other businesses and technologies. In addition, we are limited in what integration activities we can conduct prior to any closing which might occur. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both companies, and may not result in the full benefits expected by us. The difficulties of combining the operations of the companies may include, among other things:

•	possible increased costs and reduced synergies if MFS is required to continue to operate as a listed company in Singapore;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between both companies, including the need to improve any deficiency in accounting controls or procedures that may exist in MFS at the time we complete the transaction;

•	coordinating and consolidating ongoing and future research and development;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	maintaining sales levels from existing common customers who may decide to diversify their supply chain;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees, including key sales representatives;

•	consolidating corporate and administrative infrastructures, including consolidating and integrating computer information and financial systems;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company, including the risk that our efforts to restructure our subsidiaries do not result in any tax savings or result in increased taxes;

•	modification of and costs relating to operating control standards in order to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and

•	retaining and attracting new engineers and research and development personnel to support new products and new technology development.

For these reasons, we may fail to complete successfully the anticipated integration of M-Flex and MFS, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than currently expected and may take a longer time to achieve than currently anticipated.

If less than 90% of the minority shares of MFS are not tendered in the Offer, the combined company will have increased operating expenses and will be limited in its ability to consolidate MFS’ operations.

If less than 90% of the outstanding ordinary shares of MFS (excluding the shares held by M-Flex or our related corporations or our nominees as of the date of the Offer) are tendered in the Offer, we will not be able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer, which is similar to a cash-out merger under Delaware law. As a result, we may be required to continue to operate MFS as a public company in Singapore and there may continue to be minority shareholders of MFS. If MFS is not delisted from the Official List of the Singapore Stock Exchange, we will be required to incur additional expenses each year in order to maintain the public listing of the MFS shares. These expenses will harm the combined company’s consolidated operating results by increasing general and administrative expenses. In addition, to the extent MFS has minority shareholders after completion of the Offer, the companies will be limited in the degree to which they can completely consolidate their operations.

There is a risk that the expected sales of the combined company may decrease if common customers elect to reduce their reliance on the combined company.

M-Flex and MFS share common customers. If any of these customers were to determine to reduce its order level with either company in connection with the transaction, the resulting reduction could adversely impact sales and profitability of the combined company, perhaps severely, depending on the magnitude of the customer. We believe that some customers that have historically relied on both companies to produce products may, in connection with the proposed acquisition, begin to view us as a single supplier and as a consequence thereof, may reduce orders to us and MFS.

MFS owns its factories in the People’s Republic of China, or PRC, under a joint venture with an unrelated third party and management of any significant business initiative pertaining to those factories will require approval of that party.

MFS’ factories are owned through joint ventures in which MFS owns 65% and Great Wall Information Industry Co. Ltd, or GWI, owns 35%. Any significant decisions affecting these factories will require unanimous approval of a board of managers with respect to each factory which is comprised of five individuals of which three are appointed by MFS and two are appointed by GWI. There are no dispute resolution provisions or other mechanics in the joint venture agreements between MFS and GWI, and it is possible that MFS and GWI may not always agree on the activities to be conducted by such factories. Any such dispute could significantly harm MFS’ ability to generate revenue and meet its customer commitments. In addition, there are no provisions governing mandatory sale or buy out of the other party’s interest under the joint venture agreements.

The issuance of shares of our common stock to MFS shareholders in the Offer could substantially reduce the percentage ownership interests of our stockholders.

If the closing of the Offer occurs and assuming full acceptances of the Offer and full election of the stock consideration by MFS shareholders, we will issue up to approximately 9.6 million shares of our common stock to current MFS shareholders (assuming holders of options with respect to 7.8 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), representing approximately 28% of the approximately 34.0 million of the then outstanding shares of our common stock. WBL has executed an irrevocable undertaking committing it to elect to receive our common stock in the Offer. If only WBL elects to receive shares of our common stock and the remaining MFS shareholders elect to receive cash, we will issue up to approximately 5.3 million shares of our stock in the Offer, representing approximately 18% of the approximately 29.7 million shares of our common stock then outstanding. The issuance of our common stock to MFS shareholders and MFS option holders will cause a reduction in the relative percentage interest of our current stockholders. In addition, if we raise additional funds to finance the Offer through the sale of equity, or securities convertible into equity, our stockholders will experience further dilution.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees. Our employees and MFS’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed, particularly if we are able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer. Difficulties in integrating the operations of the two companies could impact the combined company’s ability to motivate employees and keep them focused on the strategies and goals of the combined company. Moreover, the acceleration and exercise of all MFS stock options outstanding prior to the closing of the Offer, may reduce the financial incentive for MFS employees to remain with the combined company after the Offer has closed. These circumstances may adversely affect the combined company’s ability to retain key personnel.

We expect to incur significant costs associated with the Offer.

We have incurred and will incur substantial costs in connection with the Offer. These costs are primarily associated with the fees of financial advisors, accountants and attorneys. In addition, we have diverted significant management resources in an effort to complete the Offer. If the Offer is not closed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

If we are unable to finance the transaction through existing cash balances and financings, the completion of the Offer will be jeopardized.

The Offer is designed to allow MFS shareholders to elect to receive cash or shares of M-Flex common stock. If a substantial number of MFS shareholders elect to receive cash, or if our cash requirements increase materially because of unexpected expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, we will need to obtain new financing to complete the Offer. We have recently experienced significant decreases in our gross margins, which, if these reduced margins continue, could impair our ability to obtain financing for the Offer. In addition, MFS has also announced significant declines in their revenues recently, although we are uncertain about the impact of those declines on MFS’ profitability. If we are unable to obtain adequate new financing on a timely basis, or on commercially acceptable terms, we may be required to delay, reduce the scope of or terminate the Offer and may be subject to certain sanctions or censure by the Securities Industry Council of Singapore as a result. In addition, under the terms of our Stockholders Agreement with WBL, WT, and UWT, we cannot issue securities, including convertible debt, that would reduce the effective stock ownership of WT and UWT below a majority of the M-Flex voting stock outstanding without approval of WBL. This restriction may make it more difficult to obtain new financing.

We likely will have more indebtedness after the Offer, which could adversely affect our cash flows and business.

We have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impact our ability to obtain financing for the Offer. In addition, MFS has announced significant declines in its revenues recently, although we are uncertain about the impact of those declines on its profitability. If we do finance the Offer through the incurrence of debt through a credit facility, our business, cash flows and results of operation could be affected by the amount of leverage incurred. As a result of the increase in debt, demands on our cash resources could increase after the Offer. The increased levels of debt could also, among other things:

•	subject us to covenants restricting our business activities which may result in additional costs and expenses;

•	divert funds that would otherwise be available to support commercialization, research and development, capital expenditures, acquisitions and other important activities;

•	provide holders of debt instruments with rights and privileges senior to those of equity investors;

•	place us at a competitive disadvantage relative to other companies with less indebtedness;

•	limit our ability to obtain further debt financing on favorable terms, if at all, in order to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements; and

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions.

Our ability to make scheduled payments of principal and interest on our debt, or to refinance our indebtedness, will depend upon our future operating performance, including our ability to maintain our gross margins, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings for the payment or refinancing of our indebtedness will be available to us on favorable terms or at all. If we are unable to service any acquisition financing debt we incur, our business, financial condition and results of operations would be materially adversely affected. In addition, with a significant increase in debt, a 100 basis point increase in debt cost could have a significant effect on our results of operation.

If the Offer is not completed, our stock price and future business and operations could be harmed.

If the current market prices of our common stock reflect an assumption that the Offer will be completed, the price of our common stock may decline if the Offer is not closed. In addition, we have incurred substantial expense in connection with making the announcement of our intention to acquire all of the issued ordinary shares of MFS, which would be required to be written off immediately if we were to conclude that we cannot make the Offer, or if the acquisition were not closed. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed. If the Offer is not closed, we may be subject to a number of additional material risks. These risks include any foregone opportunities that would otherwise have been available to us had the Offer not been made, including the risk that we may not be able to conclude another sale, transaction or combination on favorable terms, in a timely manner, or at all. If we are unable to acquire the issued ordinary shares of MFS, we may be required to seek an alternative business strategy to grow our business and increase manufacturing capacity. Such a strategy may be time consuming and expensive, and could require us to forego business opportunities that we could pursue if we were to acquire MFS.

The integration of M-Flex’s and MFS’ businesses will require significant focus on staffing, training and compliance procedures for our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Singapore company, MFS has not had to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the effectiveness of internal controls over financial reporting. Consequently, MFS does not currently have the staff, experience, training or procedures to comply with these requirements. The integration of M-Flex and MFS will require significant focus on staffing and training to address these requirements. If we are unable to implement our compliance procedures and have a properly trained staff in place on a timely basis, we could encounter a significant deficiency or material weakness in our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year or applicable quarter (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

We will encounter material adverse consequences if we are unable to process and report, on a timely basis, the combined business’ financial results under U.S. GAAP and SEC requirements.

Because the transaction will significantly increase the complexity of our global operations, we will need to develop and implement worldwide procedures designed for accurate and timely financial reporting under U.S. GAAP and SEC requirements. In addition, we will need to train the staff of the combined business to comply with these requirements on a global basis. If we are unable to close our books and prepare financial reports on a timely basis, we would be required to seek a reporting extension under applicable SEC rules. A reporting extension could adversely impact the trading of our stock, erode investor confidence and result in other material adverse consequences. In addition, the additional complexities and staff will increase our administrative costs, which will adversely impact our profitability.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, our stock price recently has traded as low as $20.33 and as high as $67.22 per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in each of our fiscal year-end annual reports by Section 404 of the Sarbanes-Oxley Act, or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. For example, we recently completed the implementation, documentation and testing of the financial reporting system used by us in the United States at one of our foreign locations. Some deficiencies were noted during our review, and we are currently in the process of evaluating the deficiencies identified.

Although we have a timeline and schedule that we believe are appropriate to comply with the requirements of Section 404, if any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal control over financial reporting is effective, which could adversely affect investor confidence in our internal control over financial reporting. If we do not complete our testing with sufficient time for independent registered public accounting firm to complete their audit of internal control over financial reporting, we may not be compliant with all of the requirements under Section 404 because we may not receive an unqualified report on internal control over financial reporting, and our business and stock price may be adversely affected.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of June 30, 2006 we had 24,434,351 shares of common stock outstanding and 1,149,613 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. In addition, if closing of the Offer occurs, and assuming full acceptances of the Offer and full election of the stock consideration by MFS shareholders, we will issue up to approximately 9.6 million shares of our common stock in the Offer (assuming holders of options with respect to 7.8 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), of which approximately up to 4.3 million shares held by stockholders other than WBL will be freely tradable six months after the closing of the Offer. To the extent any substantial amount of these shares are sold into the market, the market price of our common stock could decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the existence of a classified Board of Directors requiring that not all directors be elected at one time;

•	a majority of our directors are required to be independent;

•	the ability of our Board of Directors to increase or decrease the size of our Board of Directors without stockholder approval;

•	the ability of our Board of Directors to fill vacancies on the Board of Directors created by the death, resignation or incapacity of a director or the enlargement of the Board of Directors without stockholder approval;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the Board of Directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, which rights could be senior to those of common stock;

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent; and

•	so long as a single or related group of stockholders own at least one-third of our outstanding common stock, a transaction between us and any person or entity in which such stockholder or stockholders have a material interest, if required under applicable federal and state law and/or Nasdaq rules to be approved by our stockholders, will require approval of a majority of the outstanding shares not held by such interested stockholders present in person or by proxy at the meeting of stockholders held with respect to such transaction.

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

Item 6. Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.22(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.27(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

15.1	Awareness Letter of PricewaterhouseCoopers LLP

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.
(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.
(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(8)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 8, 2006	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers and directors

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.22(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.27(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

15.1	Awareness Letter of PricewaterhouseCoopers LLP

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.
(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(8)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.