Form 10-K
period 2006-09-30
MULTI FINELINE ELECTRONIX INC
filed 2006-12-13
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ National Market on March 31, 2006) was $546,516,815. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 30, 2006 was 24,451,601.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders expected to be held on March 20, 2007.

Multi-Fineline Electronix, Inc.

Part I

Item 1. Business

Overview

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, operating expenses, net income, sales and operations, gross margins, anticipated cash needs, capital requirements and capital expenditures, payment terms, needs for additional financing, use of working capital, the benefits of our China operations, plans for future products and services and for enhancements of existing products and services, trends in, and our focus on, flex circuitry and the complexity of assemblies, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and capabilities of our facilities, the impact of economic and industry conditions on our customers and our business, the benefits and risks of our strategies and joint ventures, the benefits, risks and synergies that could be achieved from our acquisitions, including our announced offer to acquire all of the issued and outstanding ordinary shares of MFS, our diversification efforts, current and upcoming programs and product mix and the material content of such programs, the release and sales of our camera cell phone modules and embedded magnetic technology, the development of and applications for new technology, customer demand, our competitive position, the existence, outcome and impact on our business of any litigation, critical accounting policies, expected tax rates, the results of our audits in China and the United States and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, enter into new markets and execute our strategic plan, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, the outcome of any litigation, whether we are required to make the offer to acquire all of the issued and outstanding ordinary shares of MFS and whether such offer, if made, closes, our ability to finance such offer, whether we can privatize MFS if such offer closes, and the risks set forth below under Item A. “Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With operations in Anaheim, California, Tucson, Arizona and Suzhou, China, we offer a global service and support base for the design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that has the ability to offer a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers, or OEMs, such as Motorola, Inc., Symbol Technologies, Inc. and International Business Machines Corporation; to electronic manufacturing services, or EMS, providers such as Foxconn Electronics, Inc. and Flextronics International Ltd.; and to display manufacturers such as Optrex Corporation Japan. In 2005, we acquired the business of an optical and photonic imaging solution company as part of our strategy to capture a substantial portion of the expanding camera cell phone market. We now operate this business as Aurora Optical, Inc., or Aurora Optical, as a wholly owned subsidiary of M-Flex.

Our growth has been due, in part, to our early supplier involvement allowing our engineers to gain an understanding of the application and use of the customers’ circuits. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Vertically integrated flex circuit manufacturing, assembly, and tooling operations have allowed us to offer superior lead time support to facilitate “quick turn” customer requirements.

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

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe our competitive strengths include:

•	Our Seamless and Efficient End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider for their flexible printed circuit requirements, our customers can benefit from opportunities for more robust product designs and process optimization during the development phase. This, in turn, frequently leads to production cost savings and quicker time-to-market. Our operations possess the expertise and capabilities to provide a seamless, integrated end-to-end solution that provides our customers with the ability to leverage any one or more of our facilities to meet their global requirements.

•	Our Design and Application Engineering Expertise Supports Our Strong Customer Relationships. Our expertise in designing and manufacturing flexible printed circuits and component assemblies has enabled us to become a partner to our customers at the earliest stages of product development. We employ our design and application engineers as part of our sales process; therefore, our customers rely on us to assist them in the early design phase of their products. Early design participation enables us to gain intricate knowledge of our customers’ products and thereby provide value-added engineering support to them. Early design participation also enables our customers to achieve lower production costs through better product design and utilization of our flexible printed circuit assembly expertise. In addition, this process fosters strong relationships with our customers, often resulting in their reliance on our products and engineering support for the life of the specific application and subsequent generations of similar applications.

•	Our Manufacturing Capabilities. We maintain manufacturing facilities in the United States and China. Our U.S. operations provide design and application engineering and manufacturing, while our Chinese operations are organized to duplicate the processes and tooling designed in the United States for automation, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. We also are continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. In fiscal 2006, we set up a production line and clean room environment in Suzhou, China to enable us to cost-effectively manufacture camera modules. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, shorten our customers’ supply chains and lower the overall costs of our products. Furthermore, expansion of our manufacturing facilities and the capital equipment addition at our second manufacturing facility in China, or MFC2, which became operational in October 2006, can increase substantially our manufacturing capacities in China and enable us to take on additional high-volume manufacturing programs. While we believe our Chinese manufacturing facilities benefit the company, they do subject us to additional risks inherent in international business, including those detailed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

•	Our Forward Integration in the Value Chain. We have implemented a strategy of upward integration focusing on the value-added services that we provide to our customers—design and application engineering and component assembly—rather than only concentrating on acquiring the capabilities to produce the materials used to manufacture flexible printed circuits. By employing suppliers to provide us with raw materials, we have avoided unnecessary capital equipment and research and development costs and have focused more intensely on the integral steps in the manufacturing process, from design and prototyping to high-volume manufacturing and component assembly. The result of this strategy has been superior design and application engineering expertise, strong customer relationships and yearly sequential net sales growth.

•	Our Management Experience and Expertise. All of our executive officers have been with us for between 12 and 20 years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end

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

Business Strategy

Our objective is to continue to expand our product offering to become a global provider of electronic products packaging technology and manufacturing by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies as the essential ingredients. To achieve our objective, we intend to pursue the following strategies:

•	Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, material acquisition, component assembly and testing. In addition, we intend to leverage our value-added services—design and application engineering and turnkey component assembly—to help solve our customers’ product design challenges and to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By focusing on customers’ product applications and providing them with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that we can continue to grow our market share by eliminating the need of our customers to negotiate with multiple vendors and reducing the time-to-market for their products.

•	Support the Development of Applications for Flexible Printed Circuit Technology in New Markets. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend towards miniaturization will continue to drive the growth of flexible printed circuits in many industries that we currently do not serve. To address these new market opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry, including the camera cell phone and charger markets, where size, shape and weight are primary drivers of product development.

•	Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets, penetrating new markets and partnering with customers in the early stage design of their products, we will continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture additional market share in the sectors we serve and attract companies from other markets of the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•	Diversify Our End Customers. We primarily serve the wireless telecommunications sector. We plan to leverage our internal sales force comprised entirely of design and application engineers with our existing outside non-exclusive sales representatives to attract new customers in the wireless telecommunications sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies, including markets where embedded magnetic applications are used, such as in chargers and power supplies.

•	Increase Manufacturing Capacity and Capabilities. We intend to continue to improve our manufacturing capabilities and cost reduction efforts by transitioning our Anaheim, California facility to a research and development, prototype facility and expanding the engineering capabilities and manufacturing facilities in China. In addition, MFC2 has been specifically designed and equipped for complex programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. This capability allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

Products

Our design and application engineering expertise enable us to offer flexible printed circuit and value-added component assembly solutions for a wide range of electronic applications. We offer products in a broad range of markets, including mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. Representative OEM customers and their end products that incorporate our flexible printed circuit products include the following:

OEM Customer	Product Category	Representative Application

Motorola, Inc.	Wireless telecommunications	Keypad, camera, hinge and display flexible printed circuit component assemblies

Symbol Technologies Inc.	Industrial	Flexible printed circuit component assemblies for bar code scanners and terminals

palmOne, Inc.	Personal digital assistants	Keypad flexible printed circuit component assemblies

International Business Machines Corporation	Computer / data storage	Flexible printed circuit in data storage device

GE Healthcare	Medical applications	Flexible printed circuit in diagnostic equipment

Masimo Corporation	Medical applications	Flexible printed circuit contained in disposable measuring devices

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

Customers

Our customers include leading OEMs, EMS providers and display manufacturers in a variety of sectors of the electronics industry. These sectors include mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which frequently results in the customer placing our product designs on the customers’ design specifications and can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers and display manufacturers to purchase our products to be incorporated into the OEM’s product. EMS providers that we sell to include Foxconn and Flextronics. Our relationships with EMS providers and display manufacturers normally are directed by the OEMs; therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers and display manufacturers. For the past several years, Motorola and its subcontractors have been our largest customers. In the fiscal years ended September 30, 2006, 2005 and 2004, we sold products to be incorporated into Motorola’s products to approximately 52, 45 and 40 Motorola subcontractors, which aggregated 82%, 81% and 80% of our net sales (including direct sales to Motorola amounting to 68%, 55% and 29%), respectively.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our product. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that generally experience their highest sales activity during the calendar year-end holiday season; therefore, we typically experience a decline in our second fiscal quarter sales as this holiday period ends. However, growth of our business may override this seasonal impact on our net sales, and thus this historical pattern may not continue. Our net sales and operating results have fluctuated significantly from period-to-period in the past are likely to do so in the future.

Our facilities in the United States and China enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2006, we derived 29% of our net sales in the United States and 71% of our net sales outside the United States. For the fiscal year ended September 30, 2005, we derived 12% of our net sales in the United States and 88% of our net sales outside the United States. For the fiscal year ended September 30, 2004, we derived 17% of our net sales in the United States and 83% of our net sales outside the United States.

For the fiscal year ended September 30, 2006, 10% of our net sales were shipped to Hong Kong, 51% of our net sales were shipped to China, 1% of our net sales were shipped to Japan, and 29% of our net sales were shipped to North America. For the fiscal year ended September 30, 2005, 13% of our net sales were shipped to Hong Kong, 65% of our net sales were shipped to China, and 13% of our net sales were shipped to North America. For the fiscal year ended September 30, 2004, 16% of our net sales were shipped to Hong Kong, 46% of our net sales were shipped to China, 11% of our net sales were shipped to Japan, and 13% of our net sales were shipped to North America.

For the fiscal years ended September 30, 2006, 2005 and 2004, we had long-lived assets of $20.5 million, $22.7 million and $17.9 million, respectively, in the United States; and $74.8 million, $59.4 million and $46 million, respectively, in China.

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

We engage the services of 18 non-exclusive sales representatives to interact with customers and potential customers on our behalf. Fourteen of these sales representatives are located throughout the United States, with one also covering China. We also have one sales representative in each of Canada, Europe, Korea and Taiwan. We rely on these sales representatives to initiate contact with potential customers and provide leads to our internal sales and marketing teams, as well as to create, build and maintain our customer relationships and assist in the resolution of contractual disputes.

As of September 30, 2006, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $141.6 million. We expect to ship this entire backlog during fiscal year 2007. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog. Our current backlog also is not indicative of our future operating results. As of September 30, 2005, our backlog was $149.6 million. As of September 30, 2004, our backlog was $90.9 million.

Technology

We are a global provider of single, double-sided, multi-layer and gapped flexible printed circuit technology and component assemblies. Our process technology includes proprietary processes and chemical recipes, which coupled with our design expertise, unique customized fixtures and tooling and manufacturing experience, enables us to deliver high-unit volumes of complex flexible printed circuits and component assemblies at cost-effective yields.

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

In addition to fine-line techniques, we have developed a proprietary process using ultraviolet lasers to drill 0.003 inch diameter holes, known as micro-vias, for the connection of circuits on the reverse side of the substrate. The combination of the fine-lines and micro-vias are part of the new high density interconnect technology that is one of our competitive strengths.

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

In addition, through our subsidiary Aurora Optical, we have developed advanced optical, packaging, software and material designs to manufacture ultra-thin camera modules and highly integrated flex assemblies using optical modules. We have also developed our own software for optical testing, which will allows us to better integrate the key components necessary to our customers with the flex, thus providing them with a high value-added service.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. Our intellectual property relates to proprietary processes and know-how covering methods of designing and manufacturing flexible printed circuits, attaching components, optical and photonic designs, process technology for circuit manufacturing, and embedded magnetics for chargers. We regularly require our employees to enter into confidentiality agreements and assignment of invention agreements to protect our intellectual property. In addition, we consider filing patents on our inventions that are significant to our business, although none of our existing patents or patent applications pertain to inventions that are significant to our current business. We also pursue trademarks where applicable and appropriate.

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

We compete on a global level with a number of leading Asian providers, such as Flextronics, Foxconn Electronics, Inc., Global Flex Holidays Ltd., Sumitomo Bakelite, and Fujikura Ltd., and with domestic providers. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there. We also compete with MFS Technology Ltd., or MFS, which is a subsidiary of WBL Corporation Limited, or WBL Corporation, located in Singapore, and for which we have announced a proposed offer to acquire all of the issued and outstanding ordinary shares (the “Offer”), as more fully described below in “Item 3- Legal Proceedings.” WBL Corporation beneficially owns 61% of our outstanding common stock as of September 30, 2006.

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

Employees

As of November 30, 2006, we employed approximately 10,691 full-time employees and 1,328 contract employees, including 434 full-time employees and 12 contract employees in the United States, and 10,257 full-time employees and 1,316 contract employees in China. We have never had a work stoppage. We consider our employee relations to be good.

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

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in the United States and China. As of September 30, 2006 and 2005, we reserved $129,000 and $125,000 of restricted cash, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities; otherwise, our review of our facilities suggests that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal year 2007.

Item 1A. Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. These risk factors supersede in their entirety any prior version contain in our filings with the SEC, other than the risks relating to MFS as set forth in our registration statement on Form S-4.

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose these relationships, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the years ended September 30, 2006, 2005 and 2004, 82%, 81% and 80%, respectively, of our net sales were to Motorola and approximately 52, 45 and 40 of its subcontractors, respectively. Several subcontractors of Motorola also constitute significant customers of ours. For the years ended September 30, 2006, 2005 and 2004, sales of our products to Hosiden F.D. Corporation and its affiliates and Optrex Corporation Japan and its affiliates accounted for 2% and 1%, 4% and 2% and 11% and 10% of our net sales, respectively.

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

For the years ended September 30, 2006, 2005 and 2004, 88%, 84% and 83%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any order from our customers, and our net sales will be harmed if we are unable to obtain and ship a sufficient number of orders from customers in each quarter. In addition, our customers may cancel, change or delay product purchase orders with little or no advance notice to us. Business practices of certain customers may change from sales on a purchase order basis to sales on a master purchase contract basis, which may affect the way we do business with those customers. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may cause our forecast of sales to be higher than actual net sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	price reductions due to competitive pressure.

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials or components, since we are often required to purchase materials and components before a customer becomes contractually committed to an order in order to be able to timely deliver such order to the customer. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled. For example, we recently incurred $3 million in write-downs and reserves as a result of the bankruptcy of one of our customers, which had a material impact on our earnings in the fourth quarter of fiscal 2006.

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

WBL Corporation beneficially owns 61% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock. Given that WBL Corporation has the ability to block any proposed issuance of shares that would reduce its effective ownership to less than majority of our common stock, measured on an effective ownership basis, WBL Corporation could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required issuance of our common stock.

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

We believe that WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders, including, for example, as a result of WBL Corporation’s substantial ownership of MFS. WBL Corporation has indicated that it remains bound to us and MFS under the undertaking agreement it entered into in connection with our proposed offer to acquire the issued and outstanding ordinary shares of MFS (the “Offer”). Although we offered to release WBL Corporation from its obligation to vote for the Offer under the WBL Corporation undertaking agreement, MFS has declined to offer WBL Corporation a similar release.

Consequently, on October 17, 2006, we filed suit in Chancery Court of the State of Delaware in and for New Castle County against WBL Corporation and certain of its affiliates asserting claims for declaratory and injunctive relief that arises from the undertaking agreement signed by WBL Corporation, to which both us and MFS are beneficiaries, in which WBL Corporation agreed to vote its shares of us in favor of the Offer. The complaint asserts that declaratory and injunctive relief is necessary to prevent WBL Corporation from taking action which we believe to be in breach of its fiduciary duties as a controlling stockholder of us that will harm us and our minority stockholders and seeks to require WBL Corporation to vote against the Offer.

On November 2, 2006, the Stark hedge funds filed suit in the Chancery Court of the State of Delaware in and for New Castle County against us, the Special Committee of our board of directors (“Special Committee”) and Philip A. Harding (the chairman of our board of directors) asserting claims for declaratory and injunctive relief, as well as damages. The complaint, among other things, alleges the defendants have breached their fiduciary duties by interfering with our stockholder vote on the Offer and seeks to enjoin the defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. The cases in Delaware Chancery Court involving the Stark hedge funds and WBL Corporation have been set for trial on January 11, 2007. WBL Corporation has filed a motion to dismiss the case against it. On November 13, 2006, we filed a motion to dismiss the complaint filed against us by the Stark hedge funds in Delaware Chancery Court. A hearing was held on both our and WBL Corporation’s motions to dismiss on December 6, 2006, during which the Court took both matters under submission. As of the date of the filing of this annual report, the Court has not ruled on either motion.

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

In general, WBL Corporation does not have the ability to prevent us from making operational decisions that do not require stockholder approval; however, WBL Corporation does have the ability to control who is elected to our board of directors each year and therefore can influence decisions that require board approval. In addition, pursuant to our stockholders agreement with WBL Corporation, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock.

In general, our certificate of incorporation does not contain any provision designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both WBL Corporation and us will be reserved for or made available to us.

WBL Corporation is unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL Corporation’s stockholders or the relevant regulators may not approve the proposed corporate action.

WBL Corporation’s ordinary shares are listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. The requirement for WBL Corporation to obtain its stockholders’ approval to accept the Offer was waived by the Singapore Exchange Securities Trading Limited on April 24, 2006. For the fiscal year ended September 30, 2006, we were a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL Corporation for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year. We expect to continue to be a principal subsidiary of WBL Corporation for the foreseeable future.

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

We are heavily dependent on our current executive officers and management. In addition, due to the expansion of companies into the flex market and increased competition in the flex market, we anticipate that our employees may be heavily recruited by our competitors. The loss of any key employee or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage the market’s perception of us. We believe that our future success is highly dependent on the contributions of Philip A. Harding, our chief executive officer and chairman of the board of directors, and Reza Meshgin, our president and chief operating officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. In addition, an increase in the number of manufacturers in Suzhou, China and the surrounding areas could increase the competition for qualified employees and accordingly, the costs of retaining such employees, in China, and the location of certain of our facilities in the United States may make it difficult to recruit qualified employees at those facilities. Our success will also depend on our ability to attract and retain additional qualified management, finance, engineering and sales and marketing personnel, including in the camera module business and any new line of business we acquire.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability. Low yields may result from, among other things, design errors or manufacturing failures in new or existing products. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses. Further, we have not yet manufactured cameras modules in high-volume production, and we may encounter difficulties in doing so. Any such difficulties could harm our ability to sustain or grow our business.

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

In addition, many of our customers are larger, established electronic manufacturing services, or EMS, providers. Certain of these EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future, may cease ordering products from us and may compete with us on future OEM programs. Furthermore, many companies in our target customer base are moving the design and manufacturing of their products to original design manufacturers, or ODMs, in Asia. If we are unable to capture, maintain and continue to service these ODMs as customers, we may be unable to sustain or grow our business.

Our products and their terms of sale are subject to various pressures from our customers and our competitors, any of which could harm our gross profit.

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual basis. Specifically, due to increased competition, customers have recently exerted significant pricing pressure on us, which has contributed to a decline in our profitability. We may lose our market share if we do not participate in such negotiations; furthermore, our participation in price reduction activities may result in lower margins for us and the extension of payment terms for our customers could negatively affect our cash flow. We believe the number of customers in the market is consolidating and the number of suppliers continues to increase. The competitive landscape in our market is changing rapidly and we may lose our market share if we do not implement operational improvements in response to the evolving marketplace. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract claim, including due to quality or delivery issues, our cost of sales may increase, which would result in decreased gross profit or increased gross loss in a period in which we do not have gross profit.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays may continue in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our revenue.

We purchase substantially all of our materials used to make flexible printed circuits from four sources, E.I. Dupont de Nemours & Co., or Dupont, Mitsui Plastic, Inc., or Mitsui, 3M Worldwide, or 3M, and Rogers Corporation, or Rogers. In the fiscal years 2006, 2005 and 2004, we purchased approximately 53%, 84% and 77% of these materials from Dupont, 15%, 0% and 0% from Mitsui, 3%, 0% and 0% from 3M and approximately 14%, 16% and 23% from Rogers, respectively. Currently, Molex Inc., Supertex, Inc., Panasonic and ITT, Inc. are our largest component suppliers. In the fiscal year 2006, we purchased 10%, 4%, 3% and 24% of our components from Molex, Supertex, Panasonic and ITT. In the fiscal year 2005, we purchased 12%, 3%, 4% and 13% of our components from Molex, Supertex, Panasonic and ITT. In the fiscal year 2004, we purchased 10%, 2% 13% and 13% of our components from Molex, Supertex, Panasonic and ITT.

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

Our primary manufacturing facilities are located in China. Although our headquarters are located in California and we also have operations in Arizona, we expect that our operations in China will continue to assume a larger and more important role in our business. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in collecting payments from foreign customers to whom we have extended significant amounts of credit if those customers do not pay us on the payment terms extended to them;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate our foreign locations to the financial reporting system used by us in the United States, including the need to implement and maintain financial controls that comply with the Sarbanes-Oxley Act;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	increases in the cost of doing business in China, including increases due to changes in environmental regulations, increased competition for employees and new or increased governmental fees or assessments;

•	requests from the government that we relocate facilities which we had planned to continue to operate for the foreseeable future;

•	disruptions or shortages in the supply of electricity or other utilities; and

•	public health emergencies such as SARS and avian bird flu.

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

Our two primary manufacturing facilities are both located in Suzhou, China. MFS has one flexible printed circuit facility in each of Singapore and Malaysia as well as one in China and two printed circuit board facilities in China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls, including our computer systems;

•	managing operations in multiple locations and multiple time zones;

•	the ability to timely and in a cost-effective manner increase our manufacturing capacity, hire additional employees or build new manufacturing facilities in order to meet customer demands, the failure of any of which could cause customers to take their business to our competitors; and

•	the ability to acquire customers in a new line of business.

The Sarbanes-Oxley Act and other rules and regulations may increase the time and costs of certain activities.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”) and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our financial compliance costs and have made some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our business is capital intensive and the failure to obtain capital could require that we curtail capital expenditures.

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, under the terms of our stockholders agreement with WBL Corporation, WBL Corporation’s approval is required for the issuance of securities that would reduce its effective ownership of us to a level that is below a majority of the outstanding shares of common stock. If WBL Corporation’s approval is required, it is possible that WBL Corporation may not approve of any transaction we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

The following factors could affect our ability to obtain additional capital on favorable terms, or at all:

•	our existing debt to income levels if we are required to proceed with the Offer and borrow up to approximately $222 million to pay a portion of the purchase price for MFS;

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects;

•	WBL Corporation’s approval, if required;

•	the international aspects of our business, including the foreign location of a majority of our physical assets and the fact that a majority of our customers are located overseas; and

•	interest rates.

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

We have obtained two tax holidays for our second manufacturing facility in China, MFC2. The first tax holiday allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. Beginning on January 1, 2006, MFC2 will be subject to a tax holiday rate of 12% on approximately 46% of its profits and a tax holiday rate of 0% on approximately 54% of its profits. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2006 and 2005 we realized tax savings of $4.4 million and $3.5 million respectively, for our operations in China.

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

Our failure to comply with restrictive covenants in our bank facilities could result in an event of default which, if not satisfied or waived, could preclude us from borrowing money under one or more of these facilities or may result in us being required to repay any borrowings we may have under our facilities from time to time. In addition, our facility with NLG provides that NLG can refuse to honor a draw request from us for any reason, even if we are in full compliance with the terms of the facility. If we were unable to borrow under these facilities to finance our operations or we were unable to refinance borrowings under our facilities that may come due, our financial condition and results of operations could be harmed.

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

We also rely on patent protection for the intelligent property that we have developed. It is possible that a third party may challenge the validity of any of these patents, or circumvent the patents by developing competing products based on technology that does not infringe our patents. Consequently, our patents may not provide meaningful protections against competition for these products. Further, in some countries outside the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $129,000 and $125,000 of restricted cash for the fiscal years ended September 30, 2006 and 2005, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems.

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with any new line of business we may acquire;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses;

•	potential litigation risks associated with acquisitions, whether completed or not;

•	the need to hire additional employees to operate effectively the acquired business, including employees with specialized knowledge; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted. We also may be limited in our ability to finance an acquisition through the issuance of convertible debt or equity as a result of our stockholders agreement with WBL Corporation, which required WBL Corporation’s approval before we issue securities which would dilute its effective ownership below 50% of our outstanding common stock.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended September 30, 2006, our stock traded between $18.00 and $67.22 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.4 million shares of common stock outstanding, approximately 19 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in each of our fiscal year-end annual reports by Section 404 of the Sarbanes-Oxley Act , or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls over financial reporting are adequate and effective and that we are in compliance with the requirements of Section 404.

Although we have a timeline and schedule that we believe are appropriate to comply with the requirements of Section 404, if any found deficiency is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal control over financial reporting is effective, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for an independent registered public accounting firm to complete their audit of internal control over financial reporting, we may not be compliant with all of the requirements under Section 404 since we may not receive an unqualified report on internal control over financial reporting, and our business and stock price may be adversely affected.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of September 30, 2006, we had 24,443,371 shares of common stock outstanding and 1,215,244 shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. In addition, if closing of the Offer occurs, and assuming full acceptances of the Offer and full election of the stock considerations by MFS shareholders, we will issue up to approximately 9.6 million shares of New M-Flex common stock in the Offer (assuming holders of options with respect to 6.4 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), of which approximately up to 4.3 million shares held by stockholders other that WBL Corporation will be freely tradable six months after the closing of the Offer, if it closes. See “Item 3- Legal Proceedings” below. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Risks Relating to the Offer to Acquire All of the Issued and Outstanding Ordinary Shares of MFS

In light of MFS’ recent financial performance, we believe that the consummation of the Offer would cause serious harm to us.

Our Special Committee and board of directors have withdrawn their recommendation for the Offer because they have determined that the acquisition of MFS under the existing price and current terms of the Offer could cause serious harm to our business, financial condition and results of operations. This belief is based on, among other things, MFS’ recent financial performance.

Specifically, since March 2006, MFS has announced its financial results for the three months ended June 30, 2006 and the three months and full fiscal year ended September 30, 2006. The financial results for MFS for the periods ended September 30, 2006 have been obtained from public information filed by MFS with the SGX on October 13, 2006 and have not been subject to audit or review procedures. This MFS financial information has been included for informational purposes as our Special Committee believes it is relevant to evaluating the trends in MFS’ business. We were not involved in the preparation of such MFS financial information and have not been able to perform due diligence procedures on the September 30, 2006 MFS financial results and accordingly, we take no responsibility for such financial results.

Following is a brief summary of those results as compared to the comparable period in the prior fiscal year:

Reported Financial Results of MFS for the Three-Month Periods Ended June 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	June 30, 2005	June 30, 2006	% Change
	(unaudited)	(unaudited)
Sales	S$ 78.5	S$ 71.9	(8)%
Gross Profit	11.1	5.8	(48)%
Net Income	6.5	1.0	(85)%

Reported Financial Results of MFS for the Three-Month Periods Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005	September 30, 2006(1)	% Change
	(unaudited)	(unaudited)
Sales	S$ 93.3	S$ 89.0	(5)%
Gross Profit	13.5	10.0	(26)%
Net Income	8.2	4.2	(49)%

Sequentially from June 30, 2006, MFS’ backlog declined by 16% from S$170 million to S$143 million at September 30, 2006.

Reported Financial Results of MFS for the Six-Month Periods Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005	September 30, 2006 (1)	% Change
	(unaudited)	(unaudited)
Sales	S$ 171.8	S$ 160.9	(6)%
Gross Profit	24.6	15.9	(35)%
Net Income	14.7	5.2	(65)%

Reported Financial Results of MFS for the Full Fiscal Years Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005	September 30, 2006 (1)	% Change
		(unaudited)
Sales	S$ 379.5	S$ 383.4	1%
Gross Profit	59.5	60.6	2%
Net Income	35.0	29.3	(16)%

(1)	The financial results of MFS for the periods ended September 30, 2006 are based on unaudited financial results filed with the SGX and have not been subject to audit or review procedures. These unaudited and unreviewed financial results may be subject to significant change upon completion of an audit.

The foregoing is based on a comparison of reported results. Our Special Committee and board of directors had premised their original approval and recommendation for the Offer on substantially higher estimates of MFS’ operating results for the June 30 and September 30, 2006 quarters, reflecting the growth trend that MFS’ management had expressed in public filings it expected to continue, barring any unforeseen circumstances. Since the announcement of the Offer in March 2006, MFS’ financial performance has been materially worse than the growth trends that MFS’ management expressed in public filings.

In addition, MFS’ backlog at September 30, 2006 was $143 million, compared to $170 million at June 30, 2006, a decline of 16%. MFS indicated that these declines are attributable to weaker demand from key customers, continued weakening of the U.S. dollar impacting U.S. sales and price reductions given to key customers. MFS also indicated that lower utilization of manufacturing facilities combined with increased prices for raw materials further impacted gross profits.

In order to better ascertain the condition of MFS’ business, we have made numerous requests for financial and business information from MFS. Despite our multiple requests for information, MFS has provided to us only limited historical information about MFS and has not provided any meaningful information regarding known trends and uncertainties. For example, MFS has not responded to our inquiries as to MFS’ current business relationship with its key customers. Without this material information from MFS regarding the health of its business, we are unable to evaluate whether its operating results in the past two quarters will rebound, decline further, or will continue at current levels. Further, absent significant improvement in MFS’ operating results, the combined company would be in serious jeopardy of defaulting on the interest payments on the debt that we would be required to incur to pay the purchase price if the Offer were to proceed and close. MFS cites as its reason for not providing information to us, its obligations under Singapore law not to share price sensitive information and its need to maintain the confidentiality of commercially sensitive information.

We may not be successful in our litigation against WBL Corporation.

WBL Corporation has indicated that it remains bound to us and MFS under the WBL Corporation undertaking agreement. Although we have offered to release WBL Corporation from its obligation to vote for the transaction under the undertaking agreement, MFS has declined to offer WBL Corporation a similar release. On October 17, 2006, we filed suit in the Chancery Court of the State of Delaware in and for New Castle County against WBL Corporation and certain of its affiliates asserting claims for declaratory and injunctive relief that arises from the undertaking agreement signed by WBL Corporation, to which both we and MFS are beneficiaries, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserts that declaratory and injunctive relief is necessary to prevent WBL Corporation from taking action which we believe to be in breach of its fiduciary duties as a controlling stockholder of us that will harm us and our minority stockholders and seeks to require WBL Corporation to vote against the Offer. There is no guarantee that we will be successful in preventing WBL Corporation from voting for the Offer. This case in Delaware Chancery Court has been set for January 11, 2007. In addition, WBL Corporation has filed a motion to dismiss our complaint against them, and on December 6, 2006, a hearing was held on WBL Corporation’s motion to dismiss, during which the Court took the matter under submission. As of the date of the filing of this annual report, the Court has not ruled on the motion.

The Stark hedge funds’ interests in the Offer may conflict with the interests of our disinterested stockholders in light of the Stark hedge funds’ equity positions in both MFS and us.

We filed a lawsuit against the Stark hedge funds which own approximately 18% of our outstanding common stock and approximately 5% of MFS’ outstanding shares. The Stark hedge funds own approximately 48% of our shares not held by WBL Corporation or its affiliates. The Stark hedge funds have stated in filings with the SEC that they intend to vote for the Offer, but we believe they have failed to properly disclose the extent of their MFS stock ownership. Given that WBL Corporation has signed an irrevocable undertaking to vote in favor of the Offer and the Stark hedge funds effectively have acquired control of over a majority of our minority shares, we believe the protections of our charter which require related-party transactions to be approved by the majority of the minority shares no longer provide meaningful protection to our minority stockholders. Given that the Stark hedge funds have obtained a significant equity position in both us and MFS, there is a risk that they will vote in favor of the Offer in order to maximize their short-term economic gains as MFS shareholders, notwithstanding the Special Committee’s and board of directors’ determination that the Offer is against the best interests of our stockholders. If the Stark hedge funds are able to control a sufficient number of votes to approve the consummation of the Offer, then our business, financial condition and results of operations could be materially and adversely affected to the extent that we are required to complete the acquisition of MFS under the existing price and current terms of the Offer.

We commenced litigation against the Stark hedge funds seeking to require them to disclose all required facts regarding their M-Flex and MFS positions or else be enjoined from voting their shares of us. The Stark hedge funds filed a motion to dismiss our case against them on the basis that they have fully complied with the disclosure requirements under federal securities laws, and on December 4, 2006, the Court granted such motion with leave for us to amend our complaint against them by December 26, 2006.

We are currently evaluating whether to amend our complaint against the Stark hedge funds. Even if we do amend our complaint, there is no guarantee that this action will be successful. Even if successful, the defendants could cure their deficient disclosures and continue to vote for the transaction.

On November 2, 2006, the Stark hedge funds filed suit in the Chancery Court of the State of Delaware in and for New Castle County against us, our Special Committee and Philip A. Harding, asserting claims for declaratory and injunctive relief, as well as damages. The complaint, among other things, alleges the defendants have breached their fiduciary duties by interfering with our stockholder vote on the Offer and seeking to enjoin defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. The cases in Delaware Chancery Court involving the Stark hedge funds and WBL have been set for trial on January 11, 2007. On November 13, 2006, we filed a motion to dismiss the complaint filed by the Stark hedge funds against us in the Delaware Chancery Court, and on December 6, 2006, a hearing was held on our motion to dismiss, during which the Court took the matter under submission. As of the date of the filing of this annual report, the Court has not ruled on the motion.

Our litigation strategies may distract us from operating our business.

Even if we are successful in our litigation strategies, the litigation by and against the Stark hedge funds and against WBL Corporation as well as any other litigation that may commence, could cause us to incur significant expenditures and distract our management from the operations and conduct of our business, particularly if management is required to expend substantial time and effort to enjoin multiple defendants from voting in favor of the Offer. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our operations.

As a result of our commencing the litigation against the Stark hedge funds and WBL Corporation, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. On November 2, 2006, the Stark hedge funds filed suit in the Chancery Court of the State of Delaware in and for New Castle County against us, our Special Committee and Philip A. Harding asserting claims for declaratory and injunctive relief, as well as damages. The complaint, among other things, alleges the defendants have breached their fiduciary duties by interfering with our stockholder vote on the Offer and seeks to enjoin the defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. On November 13, 2006, M-Flex filed a motion to dismiss the complaint filed by the Stark hedge funds against us in the Delaware Chancery Court, and on December 6, 2006, a hearing was held on our motion to dismiss, during which the Court took the matter under submission. As of the date of the filing of this annual report, the Court has not ruled on the motion.

There is no guarantee that any such suits will be covered by our insurance (in fact, we have been advised by our insurance broker that our insurance carrier intends to deny coverage) or that such suits might not result in substantial fines, penalties or adverse judgments against us.

In addition, the Singapore Securities Industry Council (the “SIC”) may review whether the actions of our board of directors and Special Committee are, from the Singapore regulatory perspective, reasonable and appropriate in light of the developments and circumstances. Any such review, if it commences, likely will involve a significant distraction to management. Further, if the SIC determines that our board of directors or Special Committee have not acted appropriately, it may seek to require us to proceed with the making of the Offer, or impose sanctions or fines or censures on us, which may further distract our management and harm our business.

We can give no assurances as to when, or if, the Offer will proceed or close.

In light of (1) the change in recommendation by our Special Committee and board of directors and (2) our belief that the transaction could be approved by stockholders who, in the case of WBL Corporation, would be voting contrary to its fiduciary duties under Delaware law and in the case of the Stark hedge funds, might be voting without first disclosing the extent of their ownership of MFS shares, we have commenced litigation against our majority stockholder—WBL Corporation, as well as the Stark hedge funds—seeking, among other things, to require WBL Corporation to vote against the transaction and to enjoin the Stark hedge funds from voting their shares without first disclosing the extent of their ownership of MFS shares. The Stark hedge funds have been granted their motion to dismiss our case against them on the basis that they have fully complied with the disclosure requirements under federal securities laws, although we have been given leave to amend our complaint by the Court. We are currently evaluating whether to amend such complaint. If the transaction were to proceed, the closing of the Offer would not occur until various specified conditions are satisfied or waived, including, among others:

•	the acceptance of the Offer by MFS shareholders holding more than 64% of the outstanding MFS shares (including all MFS shares issued or to be issued pursuant to a valid exercise, prior to the close of the Offer, of any share options under the MFS ESOS);

•	the approval of the issuance of shares of New M-Flex common stock in the Offer by our stockholders; and

•	the absence of any material adverse event affecting MFS, its business or operations.

If these conditions are not satisfied or waived, as applicable, the Offer and the related transactions likely would be terminated. We have incurred approximately $4.5 million of expenses as of September 30, 2006 in connection with making the announcement of our intention to acquire all of the issued and outstanding ordinary shares of MFS, which would be required to be written off immediately if the Offer does not proceed and close. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed.

If the Offer is completed, the combined company may not realize any benefits of the transaction and may have a weakened financial condition.

If the transaction were to proceed notwithstanding the recommendation of our Special Committee and board of directors, our ability to realize any benefits of the transaction will depend, in part, on our ability to integrate the operations of the two companies following the closing of the Offer. We have limited experience in acquiring other businesses and technologies. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both companies, and may not result in any of the benefits expected by us. The difficulties of combining the operations of the companies may include, among other things:

•	managing the substantial debt service payments that we will incur, which if the financial performance of the combined company were to continue to deteriorate, could result in the combined company not being able to continue as a going concern;

•	possible increased costs and reduced synergies if MFS is required to continue to operate as a listed company in Singapore;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between both companies, including the need to improve any deficiency in accounting controls or procedures that may exist in MFS at the time we complete the transaction;

•	coordinating and consolidating ongoing and future research and development;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	maintaining sales levels from existing common customers who may decide to diversify their supply chain;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees, including key sales representatives;

•	consolidating corporate and administrative infrastructures, including consolidating and integrating computer information and financial systems;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	relocating or disposing of excess equipment;

•	the need to manage unprofitable operations and the expenses associated with restructuring those operations;

•	using capital assets efficiently to develop the business of the combined company;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company, including the risk that our efforts to restructure our subsidiaries do not result in any tax savings or result in increased taxes;

•	modification of and costs relating to operating control standards in order to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and

•	retaining and attracting new engineers and research and development personnel to support new products and new technology development.

The closing of the Offer and integration of our and MFS’ operations, products and personnel may place a significant burden on management and internal resources, and divert management’s attention away from our day-to-day business and operations. In addition, if the total costs of the Offer exceed our estimates, or the benefits of the Offer do not exceed the total costs of the Offer, the financial results of the combined company could be adversely affected and actual cost savings and synergies may be lower than currently expected and may take a longer time to achieve than currently anticipated. For these reasons, we may fail to complete successfully the anticipated integration of us and MFS, or to realize any of the anticipated benefits of the integration of the two companies.

Due to the decline in the financial performance of MFS, we may be required to evaluate whether to record an impairment charge as of the date of the consummation of the acquisition related to goodwill recorded in connection with the acquisition of MFS.

Pursuant to Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to test goodwill for impairment annually or more often if events or changes in circumstances indicate that the asset might be impaired. The first stage would require a comparison of the fair value of M-Flex to its net book value. If the fair value is greater than net book value, then no impairment is deemed to have occurred. If the fair value is less than net book value, then the second stage of SFAS 142 must be completed to determine the amount, if any, by estimating the fair value of all other assets and liabilities of the reporting unit and comparing this to the net book value.

Due to significant decreases in MFS’ net sales and net income since March 2006, we may be required to assess the amount of impairment related to the goodwill recorded for the acquisition of MFS on the date of the consummation of the acquisition and record an immediate impairment charge. For example, if the fair value of us as of the date of consummation is below the net book value of us after recording the acquisition of MFS, we would fail stage one of SFAS 142 and would be required to determine if goodwill is impaired. This would include estimating the fair value of all other assets and liabilities as of the date of the completion of the transaction.

If less than 90% of the minority shares of MFS were not tendered in the Offer, the combined company would have increased operating expenses and will be limited in its ability to consolidate MFS’ operations.

If the transaction proceeds and closes notwithstanding the recommendation of our Special Committee and board of directors and if less than 90% of the outstanding ordinary shares of MFS (excluding the shares held by M-Flex or our related corporations or our nominees as of the date of the Offer) are tendered in the Offer, we would not be able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer, which is similar to a cash-out merger under Delaware law. As a result, we would be required to continue to operate MFS as a public company in Singapore and there may continue to be minority shareholders of MFS. If MFS is not delisted from the Official List of the Singapore Stock Exchange, we would be required to incur additional expenses each year in order to maintain the public listing of the MFS shares. These expenses would harm the combined company’s consolidated operating results by increasing general and administrative expenses. In addition, to the extent MFS has minority shareholders after completion of the Offer, the companies would be limited in the degree to which they can completely consolidate their operations.

There is a risk that the expected sales of the combined company could decrease if common customers elect to reduce their reliance on the combined company.

We and MFS share common customers. If any of these customers were to determine to reduce its order level with either company in connection with the transaction, if it occurs, the resulting reduction could adversely impact sales and profitability of the combined company, perhaps severely, depending on the magnitude of the customer. We believe that some customers that have historically relied on both companies to produce products may, if the transaction proceeds, begin to view us as a single supplier and as a consequence thereof, may reduce orders to us and MFS. If the combined company’s revenues and profitability were to materially decrease as a result, it is highly likely that ultimately there would be an adverse change in the combined company’s assets, business, financial condition, profits, liabilities, prospects or results of operations.

MFS owns its factories in the People’s Republic of China, or the PRC, under a joint venture with an unrelated third party and management of any significant business initiative pertaining to those factories will require approval of that party.

MFS’ factories are owned through joint ventures in which MFS owns 65% and Great Wall Information Industry Co. Ltd, or GWI, owns 35%. Any significant decisions affecting these factories will require unanimous approval of a board of managers with respect to each factory which is comprised of five individuals of which three are appointed by MFS and two are appointed by GWI. There are no dispute resolution provisions or other mechanics in the joint venture agreements between MFS and GWI, and it is possible that MFS and GWI may not always agree on the activities to be conducted by such factories. Any such dispute could significantly harm MFS’ ability to generate revenue and meet its customer commitments. In addition, there are no provisions governing the mandatory sale or buy out of the other party’s interest under the joint venture agreements. Further, if the Offer were to close and we were to decide to close or downsize any of MFS’ existing facilities, we would first need to obtain approval from GWI in order to take such action.

We are uncertain of the impact that intangible and fixed assets will have on the combined company’s earnings per share.

If the transaction proceeds and closes notwithstanding the recommendation of our Special Committee and board of directors, until the closing of the Offer, we would not be able to determine with certainty the amount of the purchase price that is allocated to intangible assets and fixed assets. The greater the amount of the purchase price that is allocated to intangible assets and fixed assets, the greater the expense we will incur, which will adversely affect our earnings per share as the values of these assets are amortized and depreciated over their useful lives.

The issuance of shares of New M-Flex common stock to MFS shareholders in the Offer could substantially reduce the percentage ownership interests of our stockholders.

If the closing of the Offer occurs and assuming full acceptances of the Offer and full election of the stock consideration by MFS shareholders, we would effect the issuance of up to approximately 9.6 million shares of New M-Flex common stock to current MFS shareholders (assuming holders of options with respect to 6.4 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), representing approximately 28% of the approximately 34.1 million of the then outstanding shares of our common stock. WBL Corporation has executed an irrevocable undertaking committing it to elect to receive New M-Flex common stock in the Offer. If only WBL Corporation elects to receive shares of New M-Flex common stock and the remaining MFS shareholders elect to receive cash, we will issue up to approximately 5.4 million shares of New M-Flex stock in the Offer, representing approximately 18% of the approximately 29.8 million shares of our common stock then outstanding. The issuance of New M-Flex common stock to MFS shareholders and MFS option holders will cause a reduction in the relative percentage interest of our current stockholders. In addition, if we raise additional funds to finance the Offer through the sale of equity, or securities convertible into equity, our stockholders will experience further dilution.

Members of the companies’ respective management and boards of directors, as well as significant stockholders, may have interests in the Offer that may present them with actual or potential conflicts of interest in connection with the Offer.

Our stockholders should be aware that some of our executive officers and directors have interests in the transaction that may be different from, or in addition to, the interests of our stockholders generally. Our stockholders should be aware that the majority stockholder of both us and MFS is WBL Corporation, which beneficially owns 61% of our common stock and 56% of the MFS shares. Our director Huat Seng Lim, Ph.D. is an employee of WBL Corporation and our director Mr. Tan Choon Seng is the Chief Executive Officer and a director of WBL Corporation. In addition, Mr. Pang Tak Lim, Managing Director of MFS, and Mr. Lester Wong, Chief Financial Officer of WBL Corporation and director of MFS, have each given irrevocable undertakings to us to accept the Offer in respect of the number of MFS shares held by them. Officers and directors of MFS and us may become officers and directors of the combined company. For a full description of the interests of directors and executive officers of us and MFS in the transaction, see “Related Party Transactions and Interests of Certain Persons in the Transaction” beginning on page 145 of Amendment No. 1 to the Registration Statement on Form S-4 regarding the Offer.

In addition, the Stark hedge funds beneficially own approximately 18% of our common stock and just under 5% of the MFS shares. Because WBL Corporation is a majority stockholder and the Stark hedge funds are stockholders of both us and MFS, we believe that WBL Corporation and the Stark hedge funds have interests that conflict with our interests. In light of (1) the change in recommendation by our Special Committee and board of directors and (2) our belief that the transaction could be approved by stockholders who, in the case of WBL Corporation, would be voting contrary to its fiduciary duties under Delaware law and, in the case of the Stark hedge funds, without first disclosing the extent of their ownership of MFS shares, we have commenced litigation against our majority stockholder—WBL Corporation, as well as the Stark hedge funds—seeking, among other things, to require WBL Corporation to vote against the transaction and to enjoin the Stark hedge funds from voting their shares without first disclosing the extent of their ownership of MFS shares. The Stark hedge funds have been granted their motion to dismiss our case against them on the basis that they have fully complied with the disclosure requirements under federal securities laws, although we have been given leave to amend our complaint by the Court. We are currently evaluating whether to amend such complaint.

On November 2, 2006, the Stark hedge funds filed suit in the Chancery Court of the State of Delaware in and for New Castle County against us, our Special Committee and Philip A. Harding, asserting claims for declaratory and injunctive relief, as well as damages. The complaint, among other things, alleges the defendants have breached their fiduciary duties by interfering with our stockholder vote on the Offer and seeks to enjoin the defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. The cases in Delaware Chancery Court involving the Stark hedge funds and WBL Corporation have been set for trial on January 11, 2007. WBL Corporation has filed a motion to dismiss in the case against them. On November 13, 2006, we filed a motion to dismiss the complaint filed by the Stark hedge funds against us in the Delaware Chancery Court. A hearing was held on both our and WBL Corporation’s motions to dismiss on December 6, 2006, during which the Court took both matters under submission. As of the date of the filing of this annual report, the Court has not ruled on either motion.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

If the transaction proceeds and closes notwithstanding the recommendation of our Special Committee and board of directors, the combined company must retain and motivate executives and other key employees to be successful. Our employees and MFS’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed, particularly if we are able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer. Difficulties in integrating the operations of the two companies could impact the combined company’s ability to motivate employees and keep them focused on the strategies and goals of the combined company. Moreover, the acceleration and exercise of all MFS stock options outstanding prior to the closing of the Offer, if the Offer closes, may reduce the financial incentive for MFS employees to remain with the combined company after the Offer has closed. These circumstances may adversely affect the combined company’s ability to retain key personnel.

We expect to incur significant costs associated with the Offer.

We have incurred and will incur substantial costs in connection with the Offer and the litigation seeking to prevent the Offer and related transactions from being approved. These costs are primarily associated with the fees of financial advisors, accountants and attorneys and may include additional costs and expenses if we are sued by WBL Corporation, MFS, the SIC, or others, including stockholders of us and/or MFS. In addition, we have diverted significant management resources to the Offer. Whether or not the Offer closes, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

If we proceed with the Offer, and if we are unable to finance it through existing cash balances and financings, the completion of the Offer could be jeopardized.

The Offer was designed to allow MFS shareholders to elect to receive cash or shares of New M-Flex common stock. If a substantial number of MFS shareholders were to elect to receive cash, or if our cash requirements were to increase materially because of unexpected expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, we would need to obtain new financing to complete the Offer. MFS has announced significant declines in its revenues recently, which has led to a substantial decline in its profitability. In addition, we have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. If we are unable to obtain adequate new financing on a timely basis, or on commercially acceptable terms, we may be required to delay, reduce the scope of or terminate the Offer and may be subject to certain sanctions or censure by the SIC as a result. In addition, under the terms of our stockholders agreement with WBL Corporation, we cannot issue securities, including convertible debt, that would reduce the effective stock ownership of WBL Corporation below a majority of our voting stock outstanding without approval of WBL Corporation. This restriction may make it more difficult to obtain new financing.

If the transaction proceeds notwithstanding the recommendation of our Special Committee and board of directors, we will have substantially more indebtedness, which will adversely affect our cash flows and business.

We have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. In addition, MFS has also announced significant declines in its revenues recently, which has also led to a substantial decline in its profitability. Based on our assumptions of MFS’ continued declines in revenue and profitability, our existing cash flows and overall profitability could be materially and adversely affected. If the transaction proceeds, we will likely finance the Offer through the incurrence of debt through a credit facility and our business, cash flows and results of operation could be affected by the amount of leverage incurred. In such event, there is a high risk that we may not be able to service our indebtedness without materially and adversely affecting our financial condition. The estimated total amount of funds necessary to finance the Offer and the related transactions will be between approximately U.S. $6 million and U.S. $222 million, depending upon the number of MFS shares tendered and the percentage of shares tendered for the cash consideration. If we fail to timely satisfy the debt payments or default under our credit agreements by breaching our debt covenants or other terms and conditions, we may be subject to foreclosures or liens on our assets; may need to reduce capital expenditures; may not have sufficient working capital to timely deliver customer orders; and may need to sell assets, to restructure or refinance all or part of our existing indebtedness, or to seek additional equity capital. Absent significant improvements in our and MFS’ operating results, the combined company would be in serious jeopardy of defaulting on the interest payments on the debt that we would be required to incur to pay if the Offer were to proceed and close. As a result of the increase in debt, demands on our cash resources could increase after the Offer. The increased levels of debt could, among other things:

•	subject us to covenants restricting our business activities which may result in additional costs and expenses;

•	divert funds that would otherwise be available to support commercialization, research and development, capital expenditures, acquisitions and other important activities;

•	provide holders of debt instruments with rights and privileges senior to those of equity investors;

•	place us at a competitive disadvantage relative to other companies with less indebtedness;

•	make it difficult to service our debt obligations;

•	limit cash flow available for working capital and capital expenditures to fund organic growth and cash flow for other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing debt;

•	increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged, which could result in higher interest expense;

•	limit our ability to obtain further debt financing on favorable terms, if at all, in order to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements; and

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions.

Our ability to make scheduled payments of principal and interest on our debt, or to refinance our indebtedness, will depend upon our future operating performance and our ability to generate cash flows from operations, including our ability to maintain our gross margins, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings for the payment or refinancing of our indebtedness will be available to us on favorable terms or at all. If we are unable to service any acquisition financing debt we incur, our business, financial condition and results of operations would be materially and adversely affected. In addition, with a significant increase in debt, a 100 basis point increase in debt cost could have a significant effect on our results of operation.

The price of our common stock is volatile, which affects the value of the stock consideration to be received by MFS shareholders in the Offer.

If the Offer is made and closes, MFS shareholders electing to receive the stock consideration in the Offer will receive 0.0145 shares of New M-Flex common stock for each MFS share tendered. Upon the completion of the Offer, because the exchange ratio is fixed at 0.0145 shares of New M-Flex common stock for each MFS share, the market value of New M-Flex common stock issued in the Offer will depend on the per share market price of New M-Flex common stock upon the closing of the Offer, if the Offer is made and closes. At the time we first announced our intention to make the Offer on March 30, 2006, the market value of our stock was $66.28 per share, based on the closing price reported on The Nasdaq Global Select Market on March 29, 2006, the last trading day prior to the announcement. The market price of our stock is $22.26, based on the closing price reported on The Nasdaq Global Select Market on December 4, 2006. The market value of our common stock will continue to fluctuate prior to the close of the Offer. We have no obligation to increase the exchange ratio should the value of New M-Flex common stock be lower at the time of the closing of the Offer than it was at the time of the first announcement of the Offer. In addition, MFS shareholders electing to receive stock consideration in the Offer will be required to agree not to sell any of the stock consideration received in the Offer for a period of six months after the closing of the Offer, if the Offer closes. The value of our common stock may fluctuate during this six month period and the per share market price at the end of the six month period may be higher or lower than the price at the time of the closing of the Offer, if it closes. Accordingly, the market value of New M-Flex common stock that will be issued in the Offer or at any time after the close of the Offer, if it closes, may be materially different than at the time of the announcement of the Offer.

Unaudited pro forma financial information is presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the closing of the Offer, if the Offer closes.

The pro forma financial information of the combined company contained in our registration statement on Form S-4, as amended from time to time, is presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the closing of the Offer, if the Offer closes. The pro forma financial information has been derived from the historical financial statements of us and MFS and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Offer. The assumptions used may not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations. Moreover, the pro forma financial information does not reflect all costs that are expected to be incurred by the combined company in connection with the Offer, including incremental costs incurred in integrating the two companies or effecting a compulsory acquisition of MFS. As a result, the actual financial condition and results of operations of the combined company following the closing of the Offer, if the Offer closes, may not be consistent with, or evident from, these pro forma financial statements.

If the transaction proceeds notwithstanding the recommendation of our Special Committee and Board of Directors, the integration of our and MFS’ businesses would be expensive and would require significant focus on staffing, training and compliance procedures, as well as significant additional expense, for our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Singapore company, MFS has not had to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the effectiveness of internal controls over financial reporting. Consequently, MFS does not currently have the staff, experience, training or procedures to comply with these requirements. The integration of us and MFS would be expensive and would require significant focus on staffing and training to address these requirements. If we are unable to implement our compliance procedures and have a properly trained staff in place on a timely basis, we could encounter a significant deficiency or material weakness in our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year or applicable quarter (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

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

Item 2. Properties

Our corporate headquarters are located in Anaheim, California and our manufacturing facilities are located in Anaheim, California and Suzhou, China. We also have a facility located in Tucson, Arizona related to Aurora Optical. Following is a summary of our properties:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, engineering and circuit fabrication and assembly	Anaheim, California	Owned—105,000 Leased—26,231*	N/A January 2006 to April 2009
Month-to-Month—26,540**
Aurora Optical, Inc.— Engineering, lens assembly and manufacturing	Tucson, Arizona	Owned—47,000	N/A
MFC1—Engineering, circuit fabrication and assembly	Suzhou, China	138,357 105,600	March 2007 to January 2008 2043***
MFC2—Engineering, circuit fabrication and assembly	Suzhou, China	485,000 Temporary lease—61,848	2052 September 2007

*	We have 7 leases relating to this space, which range in terms from six months to three years and range in size from approximately 2,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms.
**	We have approximately 26,540 square feet of space contracted on a month-to-month basis, which we expect to vacate within fiscal 2007.
***	We have several other parcels that have long-term land leases expiring beyond 2043. Under the terms of these leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on these long-term land leases other than payments of real estate taxes. However, we believe we may desire to move this facility to a more industrialized area in the coming years.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3. Legal Proceedings

In March 2006, we announced the Offer to purchase all of the issued and outstanding ordinary shares of MFS, a Singapore company listed on the Singapore Exchange Securities Trading Limited. Although our Special Committee and our board of directors, with Huat Seng Lim, Ph.D., the Group Managing Director (Wearnes Technology & Special Projects) for WBL Corporation and Mr. Tan Choon Seng, the Chief Executive Officer of WBL Corporation, abstaining, originally recommended and approved the Offer when it was announced in March 2006, they subsequently have withdrawn their recommendation and approval of the Offer. The Special Committee and our board of directors have determined that the current terms of the Offer are contrary to our best interest and the interests of our unaffiliated stockholders and could substantially harm our business and operations.

The Special Committee and the board of directors based their determination on a number of factors, including principally significant decreases in MFS’ net sales and net income since March 2006. In addition, the fairness opinion regarding the Offer delivered by Needham & Company LLC (“Needham”) on March 28, 2006 was based on information, projections and assumptions which have since proven materially inaccurate and since the date of that opinion, the financial performance of MFS has been materially worse than the performance predicted in the financial forecasts relied upon by Needham in its opinion. Accordingly, our Special Committee and board of directors have determined that it is no longer advisable or appropriate to rely on the March 28, 2006 Needham opinion in connection with your vote for or against the Offer and its related transactions.

There are no agreements that require us to present the transaction to our stockholders if the Special Committee and our board of directors do not think it is advisable to proceed with the transaction, and there are certain pre-conditions which could relieve us from our obligation under the Singapore Code on Takeovers and Mergers (the “Takeover Code”) to proceed with the Offer, including (1) failure of the SEC to declare the registration statement regarding the Offer effective by December 31, 2006, and (2) the taking by any relevant authority of, among other things, and action, proceeding, suit, investigation, enquiry or reference, or making any decisions, ruling or order, which would or might make the Offer unenforceable, or otherwise, directly or indirectly, restrict, restrain, prohibit, delay or otherwise interfere with the Offer, or impose addition conditions or obligations with respect thereto, or otherwise challenge, hinder or frustrate or be adverse to the Offer.

On October 17, 2006, we filed suit in the Chancery Court of the State of Delaware in and for New Castle County against our majority stockholder WBL Corporation and certain of its affiliates seeking declaratory and injunction relief that arises from WBL Corporation’s undertaking agreement to which both we and MFS are beneficiaries, to vote its M-Flex shares in favor of the Offer. The suit asserts that such relief its necessary to prevent WBL Corporation from taking action which we believe to be in breach of WBL Corporation’s fiduciary duties as a controlling stockholder that will harm us and our minority stockholders. Michael A. Roth, Stark Master Fund Ltd., Stark Asia Master Fund Ltd., Stark Onshore Master Holdings, LLC, Stark Offshore Management, LLC, Stark Asia Management, LLC, collectively defined as the Stark hedge funds, which own approximately 48% of our shares not owned by WBL Corporation, have also filed suit in Delaware against us and certain of our directors, asserting, among other things, breach of fiduciary duties by certain members of our board of directors and asking that we be required to proceed with seeking approval of the Offer by our stockholders. On November 2, 2006, the Delaware Chancery Court held a hearing on our and the Stark hedge fund’s complaints, and ordered the cases set for trail on January 11, 2007. On November 13, 2006, we filed a motion to dismiss the complaint filed by the Stark hedge funds in the Delaware Chancery Court. In addition, WBL Corporation has filed a motion to dismiss in the case against them. A hearing was held on both our and WBL Corporation’s motions to dismiss on December 6, 2006, during which the Court took both matters under submission. As of the date of the filing of this annual report, the Court has not ruled on either motion. We cannot predict with certainty the outcome of the Stark hedge funds’ lawsuit against us, nor can our management reasonably estimate the amount of any loss or range of loss that might be incurred as a result of this suit. Any such amount may be material to our consolidated results of operations or cash flows.

WBL Corporation’s undertaking to vote its M-Flex shares in favor of Offer terminates if the transaction does not close by December 31, 2006.

In addition, we filed suit in the U.S. District Court for the Central District of California alleging that the Stark hedge funds have omitted material information from their Schedule 13Ds filed with the SEC and seeking to enjoin the Stark hedge funds from voting their shares without first disclosing the extent of their ownership of MFS shares. The Stark hedge funds filed a motion to dismiss our compliant against them on the basis that they have fully complied with the disclosure requirements under federal securities laws, and on December 4, 2006, the U.S. District Court for the Central District of California granted the Stark hedge funds’ motion, with leave for us to amend our complaint by December 26, 2006. We are currently evaluating whether to amend our complaint against the Stark hedge funds.

In light of the Takeover Code, we do not currently intend to withdraw the Offer unless either the SIC, which administers the Takeover Code, grants us permission to withdraw the Offer or one of the specified pre-conditions to the Offer is implicated, including that our registration statement on Form S-4 regarding the Offer is not declared effective by December 31, 2006.

In addition, from time to time, we may be party to lawsuits in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of November 30, 2006:

Name	Age	Position(s)
Philip A. Harding	74	Chief Executive Officer and Chairman of the Board of Directors
Reza Meshgin	43	President and Chief Operating Officer
Craig Riedel	50	Chief Financial Officer
Thomas Lee	47	Executive Vice President of Operations
Charles Tapscott	64	Executive Vice President and Chief Technology Officer

Philip A. Harding has served as our Chief Executive Officer since January 1988 and as a director since September 1988. In December 2003, Mr. Harding assumed the position of Chairman of the board of directors. Prior to joining us, Mr. Harding served as the Chief Executive Officer of Weltec Digital Corporation from 1984 to 1987. From 1981 to 1984, Mr. Harding served as the President of the Remex Division of Excello Corporation after joining Excello in 1979 as the Vice President of Engineering. Prior to joining Excello, Mr. Harding served as the General Manager of the Commercial Systems Division of Electronic Memories and Magnetics Corporation from 1973 to 1979. Each of these companies manufactured computer peripherals and components. From February 1988 to March 2004, Mr. Harding served as Chief Executive Officer of Wearnes Hollingsworth Corporation, an electronic connector company and a member of the WBL Corporation group of companies. Mr. Harding also served as Chairman of the board of directors of Advanced Logic Research, Inc., a former member of the WBL Corporation group of companies, from October 1985 to March 1988. Mr. Harding also served as a member of the board of directors of MFS Technology Pte Ltd., a member of the WBL Corporation group of companies, from October 1994 to September 2000. Mr. Harding holds a B.S.E.E. from Cooper Union College and an M.S. from Columbia University.

Reza Meshgin joined us in June 1989 and assumed his current position as our President and Chief Operating Officer in January 2004. Prior to this role, Mr. Meshgin served as our Vice President and General Manager from May 2002 through December 2003, and as our Engineering Supervisor, Application Engineering Manager, Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in electrical engineering from Wichita State University and an M.B.A. from University of California at Irvine.

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

Part II

Item 5. Market for Registrant’s Common Equity

Our common stock, par value $0.0001, or Common Stock, is traded on the NASDAQ Global Select Market, or Nasdaq, under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$48.17	$25.16	$21.93	$9.30
Second Quarter	66.28	44.97	23.27	14.97
Third Quarter	62.41	26.91	20.25	14.54
Fourth Quarter	34.39	18.00	29.27	18.08

Stockholders of record on November 30, 2006 numbered approximately 19. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. A description of the terms of our revolving credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and under Item 8 under Note 7.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2006, 2005 and 2004 and selected consolidated balance sheet data as of September 30, 2006 and 2005 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2003 and 2002 and selected consolidated balance sheet data as of September 30, 2004, 2003 and 2002 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except share, per share data and ratios)
Consolidated Statement of Income Data:
Net sales	$504,204	$357,090	$253,049	$129,415	$110,537
Cost of sales	413,156	277,202	197,412	107,418	90,553

Gross profit	91,048	79,888	55,637	21,997	19,984
Operating expenses
Research and development	2,035	883	284	196	123
Sales and marketing	9,233	8,783	7,649	5,621	4,880
General and administrative	22,231	17,587	11,285	8,473	7,131

Total operating expenses	33,499	27,253	19,218	14,290	12,134

Operating income	57,549	52,635	36,419	7,707	7,850
Other (income) expense, net
Interest (income) expense, net	(1,257)	(514)	468	310	100
Other (income) expense, net	229	(378)	100	525	189

Income before provision for income taxes	58,577	53,527	35,851	6,872	7,561
Provision for income taxes	(18,220)	(16,361)	(10,145)	(2,295)	(2,594)

Net income	$40,357	$37,166	$25,706	$4,577	$4,967

Earnings per share:
Basic	$1.66	$1.57	$1.33	$0.39	$0.42

Diluted	$1.59	$1.51	$1.27	$0.38	$0.42

Shares used in calculating earnings per share:
Basic	24,353,854	23,603,935	19,310,044	11,720,295	11,720,295
Diluted	25,315,548	24,593,998	20,306,842	11,978,610	11,763,885

Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,460	$38,253	$16,631	$5,211	$4,349
Working capital	$129,444	$108,126	$78,961	$17,656	$17,268
Total assets	$327,045	$259,600	$189,998	$98,729	$59,783
Current ratio	2.5	2.6	2.7	1.5	1.9
Long-term debt	$—	$—	$—	$4,358	$—
Stockholders equity	$238,365	$189,041	$141,084	$45,486	$40,791

The following table presents our unaudited quarterly consolidated income statement data for the eight quarters ended September 30, 2006. These quarterly results include all adjustments consisting of normal recurring adjustments that we consider necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	For the Quarter Ended (Unaudited)
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(in thousands, except for share and per share data)
Net sales	$110,340	$130,327	$123,804	$139,733	$110,890	$84,396	$77,392	$84,412
Cost of sales	98,451	110,561	97,783	106,361	87,100	66,554	58,873	64,569

Gross profit	11,889	19,766	26,021	33,372	23,790	17,842	18,519	19,843
Operating expenses
Research and development	544	487	491	460	246	193	264	180
Sales and marketing	2,290	2,239	2,257	2,447	2,335	2,019	2,263	2,166
General and administrative	6,155	5,612	5,188	5,329	5,672	4,343	3,921	3,651

Total operating expenses	8,989	8,338	7,936	8,236	8,253	6,555	6,448	5,997

Operating income	2,900	11,428	18,085	25,136	15,537	11,287	12,071	13,846
Other (income) expense, net
Interest income, net	(245)	(284)	(447)	(281)	(210)	(131)	(103)	(70)
Other (income) expense, net	(51)	334	(13)	(41)	(163)	(47)	(91)	29

Income before provision for income taxes	3,196	11,378	18,545	25,458	15,910	11,465	12,265	13,887
Provision for income taxes	(1,004)	(3,091)	(5,999)	(8,126)	(4,901)	(2,673)	(4,370)	(4,417)

Net income	$2,192	$8,287	$12,546	$17,332	$11,009	$8,792	$7,895	$9,470

Net income per share
Basic	$0.09	$0.34	$0.52	$0.72	$0.46	$0.37	$0.34	$0.41

Diluted	$0.09	$0.32	$0.49	$0.69	$0.44	$0.35	$0.32	$0.38

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We offer customized flexible printed circuit applications and services ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. We focus on portions of the electronics market where reduced packaging size and functionality dictate the need for flexible printed circuits and flexible printed circuit component assemblies, such as mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices.

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

Net Sales

We design and manufacture our products to customer specifications. We engage the services of 18 non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Fourteen of these sales representatives are located throughout the United States, with one also covering China. We also have one sales representative in each of Canada, Europe, Korea, Japan and Taiwan. The variety of products our customers manufacture are referred to as programs. The majority of our sales are to customers outside of the United States. Sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California and Tucson, Arizona facilities are denominated in U.S. Dollars. All sales from our China facilities are denominated in U.S. Dollars for sales outside China or Chinese Renminbi for sales made in China.

Cost of Sales

Cost of sales consists of four major categories: material, overhead, labor and purchased process services. Material cost relates primarily to the purchase of copper foil, polyimide substrates and electronic components. Overhead costs include all materials and facilities associated with manufacturing support, processing supplies and expenses, support personnel costs, utilities, amortization of facilities and equipment and other related costs. Labor cost represents the cost of personnel related to the manufacture of the completed product and includes stock-based compensation expense related to such personnel. Purchased process services relate to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements.

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

General and Administrative Expense

General and administrative expense primarily consists of salaries and benefits of administrative, finance, human resources, regulatory, information services and executive personnel and other expenses related to external accounting, legal and professional expenses, business insurance, management information systems, stock-based compensation, travel and entertainment and other corporate office expenses. We anticipate that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our company.

Interest (Income) Expense, Net

Interest income and expense, net, consists of interest income earned on cash, cash equivalents balances and short-term investments and interest expense incurred on our lines of credit.

Other (Income) Expense, Net

Other income and expense, net, consists primarily of our gain or loss on foreign currency exchange. We expect that our loss on foreign exchange will increase as long as the strengthening of the RMB against the U.S. dollar continues.

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

The American Jobs Creation Act of 2004, or the Job Creation Act, was signed into law on October 22, 2004. The Act contains provisions that will replace an export incentive with a deduction from domestic manufacturing income. We completed our evaluation of this deduction and concluded there is no material impact on current year tax liability. However, we continue to evaluate the financial impact on future years.

The Job Creation Act also allows us to repatriate, subject to certain restrictions, including restrictions on dividend payments by the foreign jurisdiction, our permanently reinvested foreign earnings in calendar year 2006, at an effective United States federal tax rate of 5.25%. State taxes at an effective tax rate of 3.2% would also apply. We have completed our evaluation and concluded that we will not repatriate any foreign earnings under the Job Creation Act due to the fact that the repatriation of earnings was not in line with our current and future business and tax strategies. Accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues are generated from the sale of flexible printed circuit boards, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product.

•	Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on historical usage and our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand; therefore, our estimates of the provision required for excess and obsolete inventory may increase or decrease, which we will record in the period such determination was made.

•	Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our need for a valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of any valuation allowance, we have considered taxable income in prior carryback years, future taxable income and the feasibility of tax planning initiatives. If we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, it is possible that the ultimate resolution of such issues could be significantly different than originally estimated.

•	Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based on our historical experience, our anticipation of uncollectible amounts and any specific customer collection issues that we have identified. While our credit losses historically have been within our expectations and the allowance provided, we might not continue to experience the same credit loss rates that we have in the past. The majority of our receivables are concentrated in relatively few customers; therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

•	Warranty Reserves. We provide a 60 to 730-day warranty on our products. We provide a warranty reserve for the estimated cost of product warranties at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

•	Goodwill. We evaluate the carrying value of goodwill during July of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. To date, we have had no impairments of goodwill.

•	Stock-Based Compensation. In first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). In accordance with SFAS 123R, in our first quarter of fiscal year 2006, we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted subsequent to our initial public offering on June 25, 2004 (our “IPO”) and the minimum value method for stock options granted prior to our IPO. Generally, our calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. Expected forfeitures of stock options are estimated based on the historical turnover of our employees. Prior to SFAS 123R, we recognized forfeitures under SFAS 123 as they occurred. The fair value of restricted stock units granted is based on the grant date price of our common stock.

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

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

(d)	Risk free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Results of Operations

The following table sets forth our Statement of Operations data, expressed as a percentage of net sales for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
Net sales	100%	100.0%	100.0%
Cost of sales	81.9	77.6	78.0

Gross profit	18.1	22.4	22.0
Research and development	0.4	0.2	0.1
Sales and marketing expense	1.8	2.5	3.0
General and administrative expense	4.5	5.0	4.5

Operating income	11.4	14.7	14.4
Interest (income) expense, net	(0.2)	(0.1)	0.2
Other (income) expense, net	0.0	(0.1)	0.0

Income before income taxes	11.6	14.9	14.2
Provision for income taxes	(3.6)	(4.6)	(4.0)

Net income	8.0%	10.3%	10.2%

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net Sales. The increase of $147.1 million, or 41%, from fiscal 2005 to fiscal 2006 was attributable primarily to $145.8 million of increased net sales to the wireless telecommunications sector, which sector accounted for approximately 88% of total net sales in fiscal year 2006 versus 84% in fiscal 2005. The increased wireless sales were attributable to increased volume of units shipped during the year. Sales to our largest customer, which represented 82% of our annual sales in fiscal 2006, increased by $125.9 million, or 44% as compared to the prior fiscal year. In addition, sales to our second largest customer increased by $16.8 million or 240% versus the prior fiscal year. In fiscal 2006, industrial customers net sales, our second largest sector, equaled $28.9 million, an increase of $1.1 million or 4% as compared to fiscal 2005, primarily due to a continued increase in volume of bar code scanners. In addition, compared to the prior fiscal year, sales to the computer/storage device sector increased by $1.2 million or 17% during fiscal 2006 and sales to power supply customers increased by $0.7 million or 99% during fiscal 2006. Sales to the medical and personal digital assistant sectors remained relatively flat during fiscal year 2006, while sales to the network telecommunications industry decreased by $1.1 million, or 31%.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 82% for fiscal 2006 versus 78% for fiscal 2005. The increase in cost of sales was driven by a change in product mix at lower margins. The change in product mix was partially due to the ramp-up of new programs as well as a shift in sales of product to our largest customer from higher to lower margin products. In addition, in the fourth quarter of the fiscal year, our cost of sales was negatively impacted when we had an inventory write-down of $2.5 million related to our third largest customer declaring bankruptcy.

In absolute dollars, gross profit increased to $91 million in fiscal 2006 from $79.9 million in fiscal 2005. As a percentage of net sales, gross profit for the year ended September 30, 2006 decreased to 18% versus 22% for the prior year. The decrease in gross profit is primarily due to price reductions on our products. In addition, during the second half of the fiscal year a slow down in sales, due to a loss of market share with our largest customer, resulted in a decrease in gross profit, as we had a lower revenue base over which to leverage our fixed costs. An overall change in product mix from higher to lower margin products also negatively impacted our gross profit percentage. We believe that our gross margins are shifting substantially lower to a range of 10% to 15%. This lower range is being driven by pricing pressures resulting from increased competition, and the trend toward higher component content, which are primarily pass through costs with minimal opportunity for mark-up.

Research and Development. Research and development expenses increased to $2.0 million for the year ended September 30, 2006 from $883,000 for the year ended September 30, 2005, an increase of 127% on an absolute basis and an increase from 0.2% of net sales for the year ended September 30, 2005 to 0.4% of net sales in fiscal 2006. The increase is primarily due to our increasing focus on new technologies, primarily camera module assemblies. We expect these expenses to grow as we continue transitioning our Anaheim facility to a research and development, small-volume, prototype operation in order to continue to differentiate ourselves from our competition.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $4.5 million for fiscal 2006 from $3.9 million in fiscal 2005, an increase of 15%, due an increase in sales volumes. As a percentage of net sales, commissions decreased from 1.1% in fiscal 2005 to 0.9% in fiscal 2006. Compensation and benefit expense decreased to $4.7 million in fiscal 2006 from $4.9 million in fiscal 2005, a decrease of 4%. As a percentage of net sales, compensation and benefit expense for fiscal 2006 decreased to 0.9% from 1.4% in fiscal 2005, primarily due to the leveraging of expenses over increased sales. Even with our focus to continually decrease operating expenses as a percentage of net sales, we believe this may be at the lower end of our sustainable range.

General and Administrative Expense. As a percentage of net sales, general and administrative expense decreased from 5% in fiscal 2005 to 4.5% in fiscal 2006. The $4.6 million increase in general and administrative expense was due partially to the adoption of SFAS 123R, which resulted in an increase to stock-based compensation of $1.5 million. Head count increases in China and other infrastructure growth during the last quarter of fiscal year 2005 and throughout 2006 have also contributed to the administrative cost increase. The increase in general and administrative expense as a percentage of sales was offset by a small increase in compensation and benefits expense leveraged over a larger increase in net sales. We believe general and administrative expenses will increase in the coming months as we anticipate incurring approximately $250,000 in monthly litigation expenses related to our proposed offer to acquire all of the issued and outstanding ordinary shares of MFS Technology Ltd (“MFS”). As of September 30, 2006, we had capitalized $4.5 million in deferred transaction costs in relation to the MFS transaction which will be expensed if the transaction is terminated.

Interest (Income) Expense, Net. Net interest income increased to $1.3 million for fiscal 2006 from $514,000 for fiscal 2005, an increase of 153%. The increase in net interest income was primarily due to interest earned on short-term investments.

Other (Income) Expense, Net. Net other income/expense changed to expense of $229,000 for the year ended September 30, 2006 from income of $378,000 for the prior year. The change is primarily due to a $358,000 increase in loss on foreign exchange. We experienced a gain from foreign exchange of $52,000 during the year ended September 30, 2005 versus a loss of $306,000 during the year ended September 30, 2006. The increase in loss on foreign exchange is due to the strengthening of the RMB against the U.S. dollar.

Income Taxes. The effective tax rate for fiscal 2006 and 2005 remained relatively constant at 31%. Although the effective tax rate at MFC2 increased from 0% in fiscal 2005 to 5.6% in fiscal year 2006, the impact of this increase was offset by the non-recurring tax charges that were recorded in fiscal 2005 for additional tax contingency reserves and the valuation allowance relating to deferred tax benefits from capital loss carryforwards.

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

Other (Income) Expense, Net. The other income in fiscal 2005 totaled $378,000 and other expense in fiscal 2004 was $100,000. A principal component of the other expense for fiscal 2005 and fiscal 2004 was a $40,000 and $250,000, respectively, loss from our investment in Mind Wurx.

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

In addition, our announced proposed offer to acquire all of the issued and outstanding ordinary shares of MFS (the “Offer”) may significantly reduce our excess borrowing capacity if we are required to make the Offer, the Offer closes and the shareholders of MFS elect to receive cash for their shares in lieu of stock consideration, since the Offer could involve the payment of up to $222 million in cash, and would require us to finance substantially all, or all, of such amount. If the MFS acquisition was to be completed and the substantial debt of up to $222 million was incurred, the combined company would have to manage substantial debt service payments. If the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern without restructuring of the debt or additional capital.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Years Ended September 30,
	(dollars in thousands)
	2006	2005	2004
Cash flow provided by operating activities	$16,307	$43,969	$5,116
Cash flow used in investing activities	$(41,083)	$(23,311)	$(42,247)
Cash flow provided by (used in) financing activities	$8,918	$(373)	$48,481
Cash and cash equivalents at year end	$24,460	$38,253	$16,631
Days sales outstanding	64.4	58.4	46.5
Inventory turnover	8.2	6.6	6.5

Net cash generated from operations during fiscal 2006 was $16.3 million. During fiscal 2006, net income of $40.4 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $54.5 million of operating cash, offset by $38.2 million required for working capital.

Changes in the principal components of operating cash flows in our 2006 fiscal year were as follows:

•	Our net accounts receivable increased to $109.5 million at September 30, 2006 from $71.5 million for the prior year, an increase of 53%. The increase in outstanding accounts receivable is attributable to the extension of the payment terms for our major customer from 60 days to 90 days. Our net inventory balances increased to $56.4 million at September 30, 2006 from $45 million for the prior year, an increase of 25%. The principal reason for the increase was an increase in hubbing activity and increased raw materials levels to support higher sales volumes. Our accounts payable increased to $70.1 million at September 30, 2006 from $58 million for the prior year, an increase of 21%, as a result of increased purchases in support of the higher business volumes.

•	Depreciation and amortization expense was $14.5 million for fiscal 2006 versus $11.4 million in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities in our 2006 fiscal year were as follows:

•	Net cash used in investing activities was $41.1 million for fiscal 2006. Capital expenditures included $37.8 million of capital equipment and other assets, including $3.2 million in deposits for fixed asset purchases, which were related to the construction of the MFC2 expansion as well as improvements at the Anaheim facility. As of September 30, 2006 and 2005, we had outstanding purchase commitments related to MFC2 capital projects which totaled $8.3 million and $4.6 million, respectively.

•	Net cash provided by financing activities was $8.9 million for fiscal 2006 and consisted of $1.6 million of proceeds from the exercise of stock options and $4.0 million of net borrowings on our lines of credit. Our loans payable and borrowings outstanding against credit facilities increased to $4.0 million at September 30, 2006 from $0 million at September 30, 2005. The increase in outstanding loan amounts resulted from a $4.0 million draw down on our credit facility with Norddeutsche Landesbank Girozentrale (“NLG”) to fund working capital needs. In addition, $3.4 million in cash was generated by the tax benefit related to stock options.

Net cash generated from operations during fiscal 2005 was $44.0 million. During fiscal 2005, net income of $37.2 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $56.3 million of operating cash, offset by $12.3 million required for working capital.

Changes in the principal components of operating cash flows in our 2005 fiscal year were as follows:

•	Our net accounts receivable increased to $71.5 million at September 30, 2005 from $44.4 million for the prior year, an increase of 61%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2005 versus the prior year. Our net inventory balances increased to $45 million at September 30, 2005 from $39.2 million for the prior year, an increase of 15%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $58 million at September 30, 2005 from $26.1 million for the prior year, an increase of 122%, as a result of increased purchases in support of the higher business volumes.

•	Depreciation and amortization expense was $11.4 million for fiscal 2005 versus $6.7 million in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities in our 2005 fiscal year were as follows:

•	Net cash used in investing activities was $23.3 million for fiscal 2005. Capital expenditures included $22.9 million of capital equipment and other assets, including a $1.5 million reduction in deposits for fixed asset purchases, which were related to the construction of MFC2 and the purchase of machinery and equipment for our new China operations. As of September 30, 2005 and 2004, we had outstanding purchase commitments related to MFC2 capital projects which totaled $4.6 million and $18 million, respectively.

•	Net cash provided by financing activities was $6 million for fiscal 2005 and consisted of $3 million of proceeds from the exercise of stock options and $3.4 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $0 at September 30, 2005 from $3.4 million at September 30, 2004. The decrease in outstanding loan amounts was due to the pay down in debt from cash generated by operating activities. In addition, $6.4 million in cash was generated by the tax benefit related to stock options

Net cash generated from operations during fiscal 2004 was $5.1 million. During fiscal 2004, net income of $25.7 million, adjusted for depreciation, deferred taxes, loss on equipment disposal and loss on equity investment generated $29.8 million of operating cash, offset by $24.7 million required for working capital.

Changes in the principal components operating cash flows in our 2004 fiscal year were as follows:

•	Our net accounts receivable increased to $44.4 million at September 30, 2004 from $21 million for the prior year, an increase of 111%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2004 versus the prior year. Our net inventory balances increased to $39.2 million at September 30, 2004 from $21.9 million for the prior year, an increase of 79%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless telecommunications sector. Our accounts payable increased to $26.1 million at September 30, 2004 from $21 million for the prior year, an increase of 24%, as a result of increased purchases in support of the higher business volumes.

•	Depreciation and amortization expense was $6.7 million for fiscal 2004 versus $4.4 million in the prior year due to the increased fixed asset base.

Our principal investing and financing activities in our 2004 fiscal year were as follows:

•	Net cash used in investing activities was $42.3 million for fiscal 2004. Purchases of short-term investments from the proceeds of our initial public offering, or IPO, were $21.6 million. Capital expenditures included $20.4 million of capital equipment and other assets, including $321,000 of deposits for fixed asset purchases, primarily for the construction of MFC2 and the purchase of machinery and equipment for our new China operations. As of September 30, 2004 and 2003, we had outstanding purchase commitments related to MFC2 capital projects which totaled $18 million and $5.7 million, respectively.

•	Net cash provided by financing activities was $48.5 million for fiscal 2004 and consisted of $54.8 million of proceeds from the sale of stock and $6.3 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $3.4 million at September 30, 2004 from $9.7 million at September 30, 2003. The decrease in outstanding loan amounts was due to the pay down in debt from our proceeds from our IPO.

Capital Commitments

As of September 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s, or SEC’s, Regulation S-K. The following summarizes our contractual obligations at September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Short-term borrowings	$4,000	$4,000	$—	$—	$—
Operating leases (facilities)	581	412	169	—	—
Capital lease obligations	195	86	109	—	—
Purchase obligations (MFC2)	8,320	8,320	—	—	—
Total contractual obligations	$13,096	$12,818	$278	$—	$—

We have 14 leases or contractual arrangements relating to space at our California facilities, which range in terms from month-to-month to three years, and range in size from approximately 2,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms, except that we expect to vacate all of our month-to-month space within fiscal 2007. We have several parcels at MFC1 that have long-term land leases expiring beyond 2043. Under the terms of the leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on the long-term land leases at MFC1 other than payments of real estate taxes. However, we expect that we may desire to move this facility to a more industrialized areas in the coming years.

During fiscal 2005 our board of directors approved an additional expansion at MFC2, which became operational during the first quarter of fiscal 2007. As of September 30, 2006, we had purchase obligations of $8.3 million related to this expansion.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the Job Creation Act. The Job Creation Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”), was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes (“SFAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of the enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2006. We completed our evaluation of this deduction and concluded there is no material impact on our current year tax liability. However, we are evaluating the impact on future years and currently do not believe it will have any material impact on our financial position, results of operation or cash flows.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. FAS 109-2”), was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Job Creation Act took effect, to evaluate the Job Creation Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109. FAP No. FAS 109-2 was effective upon issuance. We have completed our evaluation and concluded that we will not repatriate any foreign earnings under the Job Creation Act due to the fact that repatriation of earnings was not in line with our current and future business and tax strategies. Accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We believe that the adoption of SFAS 154 will not have a material effect on our financial position, results of operations or cash flows.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not believe that this statement will have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, in any, that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154 for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are in the process of determining the effect, if any, the adoption of SAB 108 will have on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2006, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank and Bank of China and $4.0 million was outstanding under our loan agreement with NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. We derive a substantial portion of our sales outside of the United States. Approximately $340 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2006 was made in U.S. Dollars. The balance of our sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.0 RMB per U.S. Dollar for the fiscal year ended September 30, 2006. Transactions in RMB represent approximately 5% of total net sales from foreign customers for the fiscal year ended September 30, 2006. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 8. Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

We have completed integrated audits of Multi-Fineline Electronix, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries (the “Company”) at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERs LLP

PricewaterhouseCoopers LLP

Orange County, California

December 11, 2006

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share and Share Data)

	September 30,
	2006	2005
ASSETS
Cash and cash equivalents	$24,460	$38,253
Short term investments	19,355	16,090
Restricted cash	2,161	2,008
Accounts receivable, net of allowances of $604 and $601	109,517	71,488
Inventories	56,430	44,975
Due from affiliates	267	421
Deferred taxes	4,346	3,168
Income taxes receivable	—	254
Other current assets	1,270	925

Total current assets	217,806	177,582
Property, plant and equipment, net	95,231	73,652
Restricted cash	129	125
Deferred taxes	1,187	661
Goodwill	3,629	3,686
Other assets	9,063	3,894

Total assets	$327,045	$259,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$70,143	$57,970
Accrued liabilities	13,053	11,022
Due to affiliates	417	334
Lines of credit	4,000	—
Other current liabilities	80	130
Income taxes payable	669	—

Total current liabilities	88,362	69,456
Other liabilities	318	384
Deferred taxes	—	719

Total liabilities	88,680	70,559

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; none issued or outstanding		—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized; 24,443,371 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	105,466	98,564
Retained earnings	129,494	89,137
Accumulated other comprehensive income	3,403	1,338

Total stockholders’ equity	238,365	189,041

Total liabilities and stockholders’ equity	$327,045	$259,600

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)

	Years Ended September 30,
	2006	2005	2004
Net sales	$504,204	$357,090	$253,049
Cost of sales (includes stock-based compensation expense of $469, $0 and $0, respectively)	413,156	277,202	197,412

Gross profit	91,048	79,888	55,637

Operating expenses
Research and development (includes stock-based compensation expense of $46, $0 and $0, respectively)	2,035	883	284
Sales and marketing	9,233	8,783	7,649
General and administrative (includes stock-based compensation expense of $1,469, $99 and $14, respectively)	22,231	17,587	11,285

Total operating expenses	33,499	27,253	19,218

Operating income	57,549	52,635	36,419
Other (income) expense, net
Interest expense	203	174	614
Interest income	(1,460)	(688)	(146)
Other (income) expense, net	229	(378)	100

Income before provision for income taxes	58,577	53,527	35,851
Provision for income taxes	(18,220)	(16,361)	(10,145)

Net income	$40,357	$37,166	$25,706

Net income per share
Basic	$1.66	$1.57	$1.33
Diluted	$1.59	$1.51	$1.27
Shares used in computing net income per share
Basic	24,353,854	23,603,935	19,310,044
Diluted	25,315,548	24,593,998	20,306,842

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Unearned Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at September 30, 2003	11,720,295	$1	$8,429	$(14)	$37,139	$(69)	$45,486	$4,565

Issuance of shares in conjunction with rights offering, net of issuance costs of $80	6,537,540	1	36,045	—	(10,874)	—	25,172
Exercise of stock options	7,000	—	26	—	—	—	26
Issuance of shares in connection with initial public offering, net of issuance costs of $5,408	5,000,000	—	44,610	—	—	—	44,610
Amortization of stock-based compensation	—	—	—	14	—	—	14
Net income	—	—	—	—	25,706	—	25,706	$25,706
Translation adjustment	—	—	—	—	—	70	70	70

Balance at September 30, 2004	23,264,835	$2	$89,110	$—	$51,971	$1	$141,084	$25,776

Exercise of stock options	915,049	—	2,996	—	—	—	2,996
Compensation relating to the modification of stock options	—	—	99	—	—	—	99
Stock-based compensation income tax benefits	—	—	6,359	—	—	—	6,359
Net income	—	—	—	—	37,166	—	37,166	$37,166
Translation adjustment	—	—	—	—	—	1,337	1,337	1,337

Balance at September 30, 2005	24,179,884	$2	$98,564	$—	$89,137	$1,338	$189,041	$38,503

Exercise of stock options	263,487	—	1,562	—	—	—	1,562
Stock-based compensation expense			1,984	—	—	—	1,984
Stock-based compensation income tax benefits			3,356	—	—	—	3,356
Net Income					40,357	—	40,357	40,357
Translation adjustment						2,065	2,065	2,065

Balance at September 30, 2006	24,443,371	$2	$105,466	$—	$129,494	$3,403	$238,365	$42,422

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities
Net income	$40,357	$37,166	$25,706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,473	11,434	6,704
Loss from equity method investee	—	40	250
Provision for doubtful accounts	3	351	26
Income tax benefit related to stock option exercise	—	6,359	—
Deferred income taxes	(2,423)	678	(2,945)
Stock-based compensation expense	1,984	99	14
Loss on disposal of equipment	107	136	60
Changes in operating assets and liabilities
Accounts receivable	(38,032)	(27,158)	(23,421)
Inventories	(11,455)	(5,665)	(17,288)
Due to/from affiliates, net	237	(5,515)	4,095
Other current assets	(345)	(81)	(414)
Other assets	(3,610)	(3,831)	(171)
Accounts payable	12,173	31,585	5,064
Accrued liabilities	2,031	4,901	1,153
Income tax payable	923	(6,553)	6,000
Other liabilities	(116)	23	283

Net cash provided by operating activities	16,307	43,969	5,116

Cash flows from investing activities
Proceeds from sales and (purchases) of short-term investments	(3,265)	5,475	(21,565)
Cash paid for property and equipment	(34,552)	(24,417)	(20,042)
Purchases of software and capitalized internal-use software	(461)	(110)	(563)
Deposits on property and equipment	(3,217)	1,523	(321)
Cash advances to equity investees	—	—	(242)
Proceeds from sale of equipment	569	2,454	535
Increase in restricted cash, net	(157)	(1,830)	(49)
Cash paid for acquisition	—	(6,406)	—

Net cash used in investing activities	(41,083)	(23,311)	(42,247)

Cash flows from financing activities
Borrowings on line of credit	12,000	4,950	30,972
Payments on line of credit	(8,000)	(8,319)	(32,688)
Income tax benefit related to stock option exercise	3,356	—	—
Principal payments on note payable	—	—	(4,611)
Proceeds from exercise of options	1,562	2,996	26
Proceeds from issuance of common stock, net of issuance costs of $5,488	—	—	54,782

Net cash (used in) provided by financing activities	8,918	(373)	48,481

Effect of exchange rate changes on cash	2,065	1,337	70
Net increase (decrease) in cash	(13,793)	21,622	11,420
Cash and cash equivalents at beginning of year	38,253	16,631	5,211

Cash and cash equivalents at end of year	$24,460	$38,253	$16,631

Supplemental disclosure
Interest paid	$68	$187	$590
Income taxes paid	17,504	9,852	7,089
Noncash financing activities
Issuance of common stock to Wearnes	$—	$—	$15,000

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61%, 61% and 64% of the Company’s outstanding common stock as of September 30, 2006, 2005 and 2004, respectively, allowing Wearnes to exercise operating control over the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China, Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”); and one located in Arizona, Aurora Optical, Inc. (“Aurora Optical”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of accounts receivable allowances, valuation of inventory, warranty reserves, valuation of the Company’s common stock (prior to the completion of the Company’s initial public offering and after adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R in the first fiscal quarter of 2006) and income tax contingencies. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2006 and 2005 consisted of money market funds.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. As of September 30, 2006 and 2005, there were no such impairments.

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

The Company reviews the recoverability of the carrying value of goodwill on an annual basis every July, or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the accounting value of the underlying net assets of such reporting unit. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. The Company has one reporting unit for evaluating its goodwill for impairment. As of September 30, 2006 and 2005, there were no such impairments of goodwill, intangible assets or other long-lived assets.

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

Changes in product warranty accrual for the years ended September 30, 2006, 2005 and 2004 was as follows:

	Warranty Accrual Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at September 30
2006	$1,439	$(3,549)	$3,395	$1,285
2005	1,549	(2,892)	2,782	1,439
2004	337	(1,918)	3,130	1,549

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended September 30, 2006, 2005 and 2004 was comprised entirely of the Company’s foreign currency translation adjustment.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the years ended September 30, 2006, 2005 and 2004, foreign exchange transaction gains and losses were included in other expenses and were a net loss of $306, a net gain of $52 and a loss of $10, respectively.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation was recognized in the Consolidated Statement of Income for the year ended September 30, 2005 for options granted under the Company’s 1994 Stock Plan (the “1994 Plan”), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of $99 and $14 was recognized in the Consolidated Statement of Income for the years ended September 30, 2005 and 2004, respectively, due to the acceleration of the vesting period for certain options granted under the 2004 Stock Incentive Plan (the “2004 Plan”).

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the year ended September 30, 2006. During the year ended September 30, 2006, the Company recognized compensation costs of $1,984 as a result of the adoption of SFAS 123R. The adoption of SFAS 123R resulted in a tax benefit of $474 for the year ended September 30, 2006. See Note 12 for further discussion of stock-based compensation.

Net Income Per Share—Basic and Diluted

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities are determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted income per share:

	Years Ended September 30,
	2006	2005	2004
Basic weighted-average number of common shares outstanding	24,353,854	23,603,935	19,310,044
Dilutive effect of outstanding stock options	961,694	990,063	996,798

Diluted weighted-average number of common and potential common shares outstanding	25,315,548	24,593,998	20,306,842

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	58,882	—	1,014,000

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”), was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes (“SFAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of the enactment. Rather, the impact of this deduction will be

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. M-Flex completed its evaluation of this deduction and concluded there is no material impact on the Company’s current year tax liability. However, the Company is evaluating the impact on future years and currently does not believe it will have any material impact on the Company’s financial position, results of operations or cash flows.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. FAS 109-2”), was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109. FAP No. FAS 109-2 was effective upon issuance. The Company has completed its evaluation and concluded that it will not repatriate any foreign earnings under the Job Creation Act due to the fact that the repatriation of earnings was not in line with the Company’s current and future business and tax strategies. Accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principles. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company believes that the adoption of SFAS 154 will not have a material effect on its financial position, results of operations or cash flows.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial position, results of operations or cash flows.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154 for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is in the process of determining the effect, if any, the adoption of SAB 108 will have on its financial position, results of operations or cash flows.

Reclassification

The Company has reclassified research and development expenses of $883 and $284 from general and administrative expenses for the years ended September 30, 2005 and 2004, respectively, to conform to current year presentation.

2. Restricted Cash

Restricted cash consists of funds held in short-term deposits that are legally restricted as to withdrawal. Restricted cash of $2,161 and $2,008 as of September 30, 2006 and 2005, respectively, was on deposit with various banks in China to secure the Company’s customs activities.

The Company also had restricted cash of $129 and $125 as of September 30, 2006 and 2005, respectively, held at the direction of the County of Orange, California, to finance environmental clean-up costs, estimated by the Company and approved by the County, in the event the Company vacates its Anaheim, California manufacturing facilities. The Company is not a party to any environmental claims. As of September 30, 2006, the Company believes the amount held as restricted cash is sufficient to pay environmental clean-up costs that may exist, if any, should the Company vacate its facilities.

3. Related Party Transactions

During the years ended September 30, 2006, 2005 and 2004, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd. (“MFS”) and its subsidiaries, Wearnes Greatwall Circuits and MFS Technologies (M) Sdn. Bhd.; (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes; and (d) Wearnes. As discussed in Note 1, Wearnes owns 61% of the Company’s common stock as of September 30, 2006 and 2005. MFS Technology Ltd. is a subsidiary of Wearnes

Net amounts due from/to affiliated companies comprise the following:

	September 30,
	2006	2005
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$223	$346
Suzhou Wearnes-Xirlink Electric Co. Ltd.	44	43
Wearnes	—	32

	$267	$421

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	September 30,
	2006	2005
Due to affiliates

Wearnes	$41	$—
Suzhou Wearnes-Xirlink Electric Co. Ltd.	52	10
Wearnes Hollingsworth Corporation	324	324

	$417	$334

Sales to and purchases from affiliates comprise the following:

	Years Ended September 30,
	2006	2005	2004
Sales to affiliates
MFS	$25	$368	$517
Wearnes Greatwall Circuits	—	—	1
MFS Technologies (M) Sdn. Bhd.	—	—	2

	$25	$368	$520

Purchases from affiliates
MFS	$—	$1,543	$9,577

	$—	$1,543	$9,577

Management fees are charged to the Company by Wearnes and are based on the amount of time spent on Company-related matters. Historically, these fees were determined at the discretion of Wearnes and totaled $0, $0 and $194 for the years ended September 30, 2006, 2005 and 2004, respectively. In June 2004, the Company formalized an agreement with Wearnes whereby the Company is billed for corporate services on a time and materials basis. For the years ended September 30, 2006 and 2005, no services were provided under this agreement.

The Company files a combined California income tax return with Wearnes Hollingsworth Corporation pursuant to a tax sharing agreement. The tax sharing agreement provides that the Company will pay Wearnes Hollingsworth Corporation for the California state income tax benefit realized by filing the combined California tax return. During the years ended September 30, 2006, 2005 and 2004, the Company paid $0, $0 and $339, respectively to Wearnes Hollingsworth Corporation.

In connection with the Company’s initial public offering in June 2004 (the “IPO”), the Company terminated a consulting relationship with an independent director on the Company’s board of directors, and entered into a consulting relationship with a former member of the Company’s board of directors. Under the new consulting agreement, the Company agreed to pay the former board member $9 per month until June 2006. The Company paid $0, $0 and $99 for consulting services during each of the years ended September 30, 2006, 2005 and 2004, respectively, to two separate individuals, who were, at the time of the payments, members of the Company’s board of directors.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In November 2003, the Company executed a $25,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). In connection with the Company’s IPO, the parties agreed to reduce the facility to $15,000 and to reduce WBL Corporation’s guarantee to an amount equal to the percentage of the Company’s outstanding stock owned by WBL Corporation, which was 64% as of the completion of the Company’s IPO. However, at no time could WBL Corporation’s guarantee be reduced to below 40% of the outstanding balance of the credit facility, even if it owns less than 40% of the Company’s outstanding common stock (the “NLG Amendment”). In fiscal 2005, the Company renegotiated the line of credit with NLG, eliminating WBL Corporation’s guarantee provision (Note 7). As of September 30, 2006, the Company had $4,000 outstanding on the NLG line of credit.

4. Composition of Certain Balance Sheet Components

Inventories comprise the following:

	September 30,
	2006	2005
Raw materials and supplies	$23,202	$18,821
Work-in-progress	18,488	12,323
Finished goods	14,740	13,831

	$56,430	$44,975

Property, plant, and equipment, net, comprise the following:

	September 30,
	2006	2005
Land	$4,054	$3,730
Building	29,042	18,187
Machinery and equipment	96,772	74,277
Furniture and fixtures	3,823	3,003
Leasehold improvements	2,900	2,805

	136,591	102,002
Accumulated depreciation and amortization	(41,360)	(28,350)

	$95,231	$73,652

Depreciation expense for the years ended September 30, 2006, 2005 and 2004, was $13,821, $10,901 and $6,372, respectively.

Included in other assets as of September 30, 2006 and 2005 is $580 and $617, respectively, of capitalized purchased software and internally developed software costs, net of accumulated depreciation of $1,642 and $1,143, respectively. Amortization of software costs included in general and administrative expense for the years ended September 30, 2006, 2005 and 2004, was $499, $477 and $329, respectively. Intangible asset amortization included in general and administrative expense for the years ended September 30, 2006, 2005 and 2004 was $153, $56, and $0, respectively.

In addition, included in other assets as of September 30, 2006 and 2005 is $3,217 and $1,523, respectively, of deposits on equipment to be purchased.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Accrued liabilities comprise the following:

	September 30,
	2006	2005
Wages and compensation	$5,298	$5,202
Warranty accrual	1,285	1,439
Other taxes	328	1,401
Other	6,142	2,980

	$13,053	$11,022

5. Investment - Cornerstone

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of September 30, 2006 and 2005 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

The Company periodically reviews this investment for other-than-temporary declines in fair value. Fair value for this investment is estimated based on several factors including; recent financial information and estimated market prices for comparable companies and pricing models using historical and forecasted financial information. As of September 30, 2006, there has been no impairment of the investment in Cornerstone.

6. Income Taxes

United States and foreign income before taxes are as follows:

	Years Ended September 30,
	2006	2005	2004
United States	$45,685	$38,474	$25,107
Foreign	12,892	15,053	10,744

	$58,577	$53,527	$35,851

The provision for income taxes consisted of the following components:

	Years Ended September 30,
	2006	2005	2004
Current
Federal	$16,399	$10,767	$8,240
State	2,317	1,295	2,214
Foreign	1,927	3,622	2,635

	$20,643	$15,684	$13,089

Deferred
Federal	$(1,799)	$(94)	$(1,154)
State	(89)	62	(221)
Foreign	(535)	709	(1,569)

	(2,423)	677	(2,944)

	$18,220	$16,361	$10,145

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2006	2005
Deferred tax assets
Inventory	$2,854	$1,475
Depreciation	657	640
Stock-based compensation	679	173
Accrued expenses	432	432
Allowance for doubtful accounts	227	181
Warranty reserve	503	577
Capital loss carryforward	60	63
Net operating loss	448	—
Investments	276	314
State taxes	548	321
Other	84	30

Subtotal deferred tax assets	6,768	4,206

Valuation allowance	(336)	(377)

Total deferred tax assets	6,432	3,829

Deferred tax liabilities
Depreciation	(850)	(800)
Amortization	(48)
Other	(1)	81

Total deferred tax liabilities	(899)	(719)

Net deferred tax assets	$5,533	$3,110

The Company established a valuation allowance of approximately $336 and $377 as of September 30, 2006 and 2005, respectively. The valuation allowance is comprised of two components including: capital loss carryforwards generated amounting to $60 generated in fiscal 2005 for which there is an uncertainty regarding the future realization and management has determined that it is will more likely than not these carryforwards will expire unused; deferred income tax benefits of the book losses attributable to the Company’s investment in a partnership amounting to $276 as of September 30, 2006 for which it is more likely than not that it will not receive future tax benefits.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended September 30,
	2006	2005	2004
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	2.5%	2.7%	3.4%
Foreign tax credit	(1.7)%	(3.4)%	(1.2)%
Foreign rate variance	(5.3)%	(3.9)%	(8.0)%
Nondeductible expenses	0.1%	0.1%	0.1%
Other	0.5%	0.0%	(1.0)%

	31.1%	30.5%	28.3%

The Company operates under a tax holiday in China, which had a zero percent tax rate for MFC1 until December 31, 2001. Beginning January 1, 2002, the zero percent tax rate expired for MFC1 and the Company became subject to a tax rate equal to 12% (versus the applicable Chinese tax rate of approximately 27%). This change in the tax holiday is similar to a change in enacted tax rates and has been reflected in the Company’s deferred tax computation as of September 30, 2006 and 2005. MFC1 will continue to be subject to taxes equal to 12% until December 31, 2007. After this time, MFC1 will be subject to the statutory rate of 27%. The Company has obtained two tax holidays for MFC2. The first tax holiday allows for a zero percent tax rate for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. As of January 1, 2006, MFC2 is subject to a tax holiday rate of 12% on approximately 46% of its profits and a tax holiday rate of 0% on approximately 54% of its profits.

Had the Company not received the tax holiday for its operations in China, net income for the years ended September 30, 2006, 2005 and 2004 would have been decreased to the pro forma amounts below:

	Years Ended September 30,
	2006	2005	2004
Net income, as reported	$40,357	$37,166	$25,706
Additional tax in China	(4,373)	(3,532)	(2,750)

Pro forma net income	$35,984	$33,634	$22,956

Net income per share
Basic, as reported	1.66	1.57	1.33
Basic, pro forma	1.48	1.42	1.23
Diluted, as reported	1.59	1.51	1.27
Diluted, pro forma	1.42	1.37	1.17

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $48,811, $36,339 and $14,264 for the years ended September 30, 2006, 2005 and 2004, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The Company establishes reserves when it believes that certain positions are likely to be challenged by the tax authorities and that the Company may not succeed, despite its belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, including the progress of a tax audit. The Company’s effective tax rate includes the impact of these estimates.

The IRS has recently completed its audit of our fiscal year ended September 30, 2003. The Company was assessed with additional tax of $47, of which $39 related to temporary differences that may be deductible in subsequent years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

7. Lines of Credit and Note Payable

In January 2006, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 100,000 RMB ($12,644 at September 30, 2006). The lines of credit will mature in January 2007 and bear interest at LIBOR (5.30% at September 30, 2006) plus 0.85%. As of September 30, 2006, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($10,115 at September 30, 2006) and one for $10,000. The line of credit will mature in July 2007 and bears interest at 5.02% for the RMB facility and LIBOR (5.30% and 3.95% at September 30, 2006 and 2005) plus 0.75% for the U.S. dollar facility, which is payable quarterly. During the year ended September 30, 2005, the Company borrowed $1,950 and made payments of $5,319. During the year ended September 30, 2006, the Company borrowed and repaid $3,000. As of September 30, 2006 and 2005, the Company had no borrowings under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with NLG. Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. Each borrowing under the facility matures six months after the borrowing date with respect to such borrowing. During the year ended September 30, 2006 the Company borrowed $9,000 and repaid $5,000 on the credit facility. As of September 30, 2006 and 2005, the Company had outstanding borrowings of $4,000 and zero, respectively, under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios, and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of September 30, 2006 and 2005, the Company was in compliance with these covenants with NLG.

A summary of the lines of credit follows:

	Amounts Available at September 30, 2006	Amounts Outstanding at September 30,
		2006	2005
Line of credit (BC)	$12,644	$—	$—
Line of credit (SPDB)	20,000	—	—
Line of credit (NLG)	11,000	4,000	—

	$43,644	$4,000	$—

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

Financial information by geographic segment is as follows:

	Years Ended September 30,
	2006	2005	2004
Net sales
United States	$477,002	$271,393	$185,422
China	251,236	205,109	119,751
Eliminations	(224,034)	(119,412)	(52,124)

Total	$504,204	$357,090	$253,049

Operating income
United States	$35,900	$19,048	$22,331
China	21,649	33,587	14,088

Total	$57,549	$52,635	$36,419

Depreciation and amortization
United States	$3,510	$2,873	2,491
China	10,963	8,561	4,213

Total	$14,473	$11,434	$6,704

	September 30,
	2006	2005
Total assets
United States	$252,074	$196,912
China	148,868	142,779
Eliminations	(73,897)	(80,091)

Total	$327,045	$259,600

Long-lived assets
United States	$20,520	$18,712
China	74,840	59,358

Total	$95,360	$78,070

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

	Years Ended September 30,
	2006	2005
Capital Expenditures
United States	$7,164	$810
China	30,605	22,084

Total	$37,769	$22,894

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

	Years Ended September 30,
	2006	2005	2004
Net sales
Customer—A	68%	55%	29%
Customer—B	2%	4%	11%
Customer—C	1%	2%	10%

	September 30,
	2006	2005	2004
Accounts Receivable
Customer—A	69%	66%	31%

Customers B and C are subcontractors of Customer A. In addition, during the years ended September 30, 2006, 2005 and 2004, 82%, 81% and 80%, respectively, of the Company’s net sales were realized from Customer A and its subcontractors.

	Years Ended September 30,
	2006	2005	2004
Purchases
Vendor—A	10%	16%	18%
Vendor—B	8%	10%	8%
Vendor—C	3%	11%	8%
Vendor—D	19%	7%	—

	September 30,
	2006	2005	2004
Accounts payable
Vendor—A	6%	10%	9%

The Company’s customers require the use of materials that have been pre-qualified by them. Any interruption in pre-qualified sources of materials may result in the Company’s inability to timely deliver products to customers.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Years Ended September 30,
	2006	2005	2004
North America	$144,946	$44,047	$33,819
China	259,892	231,393	116,713
Hong Kong	50,356	45,786	39,925
Japan	4,219	5,585	27,487
Other Asia-Pacific	33,893	23,925	20,144
Europe	7,341	3,777	14,418
Other foreign	3,557	2,577	543

	$504,204	$357,090	$253,049

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in other Asia-Pacific countries include Singapore, Malaysia, Thailand, Taiwan, the Philippines and Korea. Sales to customers in Europe include the Netherlands, Austria, Switzerland, Sweden, Hungary, Poland, Ireland, Belgium, Denmark, Scotland, Germany, France, the Czech Republic and the United Kingdom.

Industry

In the years ended September 30, 2006, 2005 and 2004, 88%, 84% and 83% of net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. The wireless telecommunications industry is subject to economic cycles and has experienced period of slowdown in the past.

10. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under noncancelable operating leases which expire at various dates through 2009. Future minimum lease payments under noncancelable operating leases at September 30, 2006 are as follows:

Year Ending September 30,	Operating Leases
2007	$412
2008	137
2009	32
2010	—
2011 and after	—

Total	$581

Total rent expense was $1,214, $899 and $692 for the years ended September 30, 2006, 2005 and 2004, respectively.

Capital Leases

During the year ended September 30, 2004, the Company recorded a capital lease obligation of $318 related to the acquisition of a new phone system. The Company is obligated to pay $69, $69 and $40 during the years ended September 30, 2007 through 2009, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Litigation

In March 2006, the Company announced a proposed offer to purchase all of the issued and outstanding ordinary shares of MFS, a Singapore company listed on the Singapore Exchange Securities Trading Limited (the “Offer”). Although the Special Committee of our board of directors (the “Special Committee”) and our board of directors, with Huat Seng Lim, Ph.D., the Group Managing Director (Wearnes Technology & Special Projects) for WBL Corporation and Mr. Tan Choon Seng, the Chief Executive Officer of WBL Corporation, abstaining, originally recommended and approved the Offer when it was announced in March 2006, they subsequently have withdrawn their recommendation and approval of the Offer. The Special Committee and our board of directors have determined that the current terms of the Offer are contrary to our best interests and the interested of our unaffiliated stockholders and could substantially harm our business and operations.

There are no agreements that require M-Flex to present the transaction to our stockholders if the Special Committee and our board of directors do not think it is advisable to proceed with the transaction, and there are certain pre-conditions which could relieve M-Flex from its obligation under the Singapore Code on Takeovers and Mergers to proceed with the Offer.

On October 17, 2006, the Company filed suit in the Chancery Court of the State of Delaware in and for New Castle County against the Company’s majority stockholder WBL Corporation and certain of its affiliates seeking declaratory and injunction relief that arises from WBL Corporation’s undertaking agreement to which both the Company and MFS are beneficiaries, to vote its M-Flex shares in favor of the Offer. The suit asserts that such relief its necessary to prevent WBL Corporation from taking action which the Company believes to be in breach of WBL Corporation’s fiduciary duties as a controlling stockholder that will harm M-Flex and its minority stockholders. Michael A. Roth, Stark Master Fund Ltd., Stark Asia Master Fund Ltd., Stark Onshore Master Holdings, LLC, Stark Offshore Management, LLC, Stark Asia Management, LLC, collectively defined as the Stark hedge funds, which own approximately 48% of M-Flex shares not owned by WBL Corporation, have also filed suit in Delaware against M-Flex and certain of its directors, asserting, among other things breach of fiduciary duties by certain members of M-Flex’s board of directors and asking that M-Flex be required to proceed with seeking approval of the Offer by its stockholders. On November 2, 2006, the Delaware Chancery Court held a hearing on M-Flex’s and the Stark hedge funds’ complaints, and ordered the cases set for trial on January 11, 2007. On November 13, 2006, M-Flex filed a motion to dismiss the complaint filed by the Stark hedge funds against M-Flex in the Delaware Chancery Court. In addition, WBL Corporation has filed a motion to dismiss in the case against them. A hearing was held on both M-Flex’s and WBL Corporation’s motions to dismiss on December 6, 2006, during which the Court took both matters under submission. As of the date of the filing of this annual report, the Court has not ruled on either motion. The Company cannot predict with certainty the outcome of the Stark hedge funds’ lawsuit against the Company, nor can management of the Company reasonably estimate the amount of any loss or range of loss that might be incurred as a result of this suit. Any such amount may be material to the Company’s consolidated results of operations or cash flows.

WBL Corporation’s undertaking to vote its M-Flex shares in favor of the Offer terminates if the transaction does not close by December 31, 2006.

In addition, M-Flex filed suit in the U.S. District Court for the Central District of California alleging that the Stark hedge funds have omitted material information from their Schedule 13Ds filed with the U.S. Securities and Exchange Commission and seeking to enjoin the Stark hedge funds from voting their shares without first disclosing the extent of their ownership of MFS shares. The Stark hedge funds filed a motion to dismiss M-Flex’s complaint against them on the basis that they have fully complied with the disclosure requirements under federal securities laws, and on December 4, 2006, the Court granted the Stark hedge funds’ motion, with leave for M-Flex to amend by December 26, 2006. M-Flex is currently evaluating whether to amend its complaint against the Stark hedge funds.

In addition, from time to time, the Company may be party to lawsuits in the ordinary course of business.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Other Commitments

As of September 30, 2006 and 2005, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $8,320 and $4,573, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. The amount of net income restricted by the foregoing for the years ended September 30, 2006, 2005 and 2004 are equal to $201, $166 and $111, respectively.

The Company has announced a proposed offer to acquire all of the issued and outstanding ordinary shares of MFS, a related party (Note 3) publicly traded in Singapore. If the Offer proceeds and closes, it may significantly reduce the Company’s excess borrowing capacity as it may require the Company to incur up to $222,000 in debt. If the Company is required to proceed with the Offer and it closes, and if the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern. As of September 30, 2006, the Company had capitalized $4.5 million in deferred transaction costs in relation to the MFS transaction which will be expensed if the transaction is terminated.

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

The Company’s assessment of the estimated fair value of the stock options granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes model to estimate the fair value of stock options granted. Generally, the Company’s calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. Expected forfeitures of stock options are estimated based on the historical turnover of the Company’s employees. Prior to SFAS 123R, the Company recognized forfeitures under SFAS 123 as they occurred. The fair value of restricted stock units granted is based on the grant date price of the Company’s common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock since the date of the Company’s IPO on June 30, 2004;

(b)	Expected dividends, which are nil, as the Company does not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

(d)	Risk free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the year ended September 30, 2006.

Restricted Stock Units

In December 2005 and March and September 2006, the Company made restricted stock unit grants equal to 59,990, 10,800 and 9,500 shares, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. In March 2006, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the board of directors. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees vest over a period of 4 years with 25% vested on each of the anniversary dates of the vesting commencement date. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $2,151, $1,117 and $228 was recorded in relation to the December 2005 and March and September 2006 grants, respectively, which will be recognized into expense over a weighted average vesting period of 3.6 years. During the year ended September 30, 2006, the Company recognized compensation expense of $767 related to the restricted stock units. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Effect on Prior Periods

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the 1994 Plan and the 2004 Plan during fiscal years 2005 and 2004.

	Year Ended September 30,
	2005	2004
Net income, as reported	$37,166	$25,706
Stock-based compensation, intrinsic value method, net of tax	$70	$9
Total stock-based employee compensation expense determined under fair value-based method for all options	$(711)	$(284)
Pro forma net income	$36,525	$25,431

Net income per share
Basic, as reported	$1.57	$1.33
Basic, pro forma	$1.55	$1.32
Diluted, as reported	$1.51	$1.27
Diluted, pro forma	$1.49	$1.25
Shares used in computing net income per share
Basic	23,603,935	19,310,044
Diluted	24,593,998	20,306,842

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS 123, the fair value of stock options granted was estimated at the date of grant using the minimum value method for each option grant preceding the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO, with the following weighted-average assumptions: a risk-free interest rate of 3.84% for the year ended September 30, 2005, respectively, no dividend yield and expected life of five years. Volatility of 73% was used for the year ended September 30, 2005.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Stock Options

Stock option activity for the year ended September 30, 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2004	2,798,405	$5.58
Granted	177,000	18.37
Exercised	(915,049)	3.28
Forfeited	(78,651)	11.64

Options outstanding at September 30, 2005	1,981,705	$7.65
Exercised	(263,487)	5.94
Forfeited	(12,151)	10.00

Options outstanding at September 30, 2006	1,706,067	$7.89

The intrinsic value of options exercised during the year ended September 30, 2006 was $10,901. Unearned compensation of $2,202 existed at September 30, 2006, related to non-vested stock options which will be recognized into expense over a weighted average period of 2.09 years.

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of September 30, 2006:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	315,030	2.3	$2.05	—	315,030	$2.05	—	2.3
$3.73—$4.00	434,870	3.2	3.97	—	434,870	3.97	—	3.2
$8.75	18,816	7.9	8.75	313	10,415	8.75	173	7.9
$10.00	723,508	7.7	10.00	11,120	366,978	10.00	5,640	7.7
$16.80—$18.08	94,936	8.7	17.48	749	31,702	17.46	251	8.7
$20.18—$20.81	68,847	8.4	20.59	329	56,249	20.68	264	8.4

	1,656,007		$7.76	$12,511	1,215,244	$6.46	$6,328

Restricted Stock Units

Restricted stock unit activity for the year ended September 30, 2006 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	88,290	42.86
Vested	—	—
Forfeited	(1,400)	53.42

Non-vested shares outstanding at September 30, 2006	86,890	$42.69

Unearned compensation of $2,729 existed at September 30, 2006, related to non-vested restricted stock units which will be recognized into expense over a weighted average period of 3.33 years. The exercise price of all restricted stock units is $0.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

13. Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s board of directors. Contributions to the Benefit Plan were $145, $127 and $120 for the years ended September 30, 2006, 2005 and 2004, respectively.

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

The subsidiary hired certain employees of Applied Optics, Inc. and assumed its facility lease in Tucson, Arizona. In accordance with SFAS No. 141, Business Combinations, this acquisition was accounted for using the purchase method of accounting. The acquisition purchase price and related purchase price allocation was as follows:

Cash paid	$6,300
Direct transaction costs	106

Total consideration paid and direct transaction costs	$6,405
Less:
Fair value of tangible asset acquired	(3,026)
Add:
Fair value of tangible liabilities assumed	567

Total fair value step-up	$3,947

The total purchase price was allocated to the intangible assets and goodwill based on their fair values as follows:

Identifiable intangible assets	$318
Goodwill	3,629

Total goodwill and intangible assets	$3,947

The useful lives of the intangible assets were determined to be between two and twenty-four months. During the years ended September 30, 2006 and 2005, $153 and $56 of amortization expense was recognized, respectively. During the year ending September 30, 2007, amortization expense of $108 will be recognized related to these intangible assets, respectively. The consolidated financial statements include the results of the subsidiary from the date of the acquisition. The pro forma revenues, net income and earnings per share for fiscal years 2005 and 2004 would not be materially different from those reported.

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

(In Thousands)

Accounts Receivable Reserves
Balances at September 30, 2003	379
Charged to operations	26
Write-offs	(155)

Balances at September 30, 2004	250
Charged to operations	2,064
Write-offs	(1,713)

Balances at September 30, 2005	601
Charged to operations	1,879
Write-offs	(1,876)

Balances at September 30, 2006	604

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

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, or the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth in the framework established by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this evaluation and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our 2007 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders expected to be held on March 20, 2007, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2007 Proxy Statement under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2007 Proxy Statement under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be contained in the section called “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following summarizes our equity compensation plans at September 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,792,957	$7.51	1,547,110
Equity compensation plans not approved by security holders	—	—	—
Total	1,792,957	$7.51	1,547,110

Item 13. Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Party Transactions” in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2007 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8

(2) Financial Statement Schedule

See Index to Consolidated Financial Statements under Item 8

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.22(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.27(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

14.1(2)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.
(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.
(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(8)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: December 12, 2006	By:	/s/ PHILIP A. HARDING
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

Name	Title	Date

/s/ PHILIP A. HARDING Philip A. Harding	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 12, 2006

/s/ CRAIG RIEDEL Craig Riedel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2006

/s/ PETER BLACKMORE Peter Blackmore	Director	December 12, 2006

/s/ RICHARD J. DADAMO Richard J. Dadamo	Director	December 12, 2006

/s/ SANFORD L. KANE Sanford L. Kane	Director	December 12, 2006

/s/ HUAT SENG LIM, PH.D. Huat Seng Lim, Ph.D.	Director	December 12, 2006

Director
Choon Seng Tan

/s/ SAM YAU Sam Yau	Director	December 12, 2006

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(7)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.22(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.23(6)	Agreement on Amount of Credit Line by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.24(6)	Contract of Suretyship of Maximum Amount by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Limited Suzhou Wuzhong Branch dated January 25, 2006

10.27(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

14.1(2)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2006.
(7)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(8)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.