Form 10-Q
period 2006-12-31
MULTI FINELINE ELECTRONIX INC
filed 2007-02-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 22, 2007 was 24,481,232.

Multi-Fineline Electronix, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Multi-Fineline Electronix, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2006, and the related consolidated statements of income, stockholders equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006; and in our report dated December 11, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSE COOPERS LLP

Orange County, California

February 2, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$21,916	$24,460
Short term investments	19,305	19,355
Restricted cash	3,241	2,161
Accounts receivable, net of allowances of $662 and $604	112,797	109,517
Inventories	60,463	56,430
Due from affiliates	266	267
Deferred taxes	4,346	4,346
Other current assets	1,235	1,270

Total current assets	223,569	217,806
Property, plant and equipment, net	102,194	95,231
Restricted cash	129	129
Deferred taxes	1,187	1,187
Goodwill	3,629	3,629
Other assets	9,561	9,063

Total assets	$340,269	$327,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$76,109	$70,143
Accrued liabilities	13,163	13,053
Due to affiliates	411	417
Lines of credit	4,000	4,000
Other current liabilities	179	80
Income taxes payable	1,921	669

Total current liabilities	95,783	88,362
Other liabilities	295	318

Total liabilities	96,078	88,680

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,468,763 and 24,443,371 shares issued and outstanding	2	2
Additional paid-in capital	106,397	105,466
Retained earnings	133,147	129,494
Accumulated other comprehensive income	4,645	3,403

Total stockholders’ equity	244,191	238,365

Total liabilities and stockholders’ equity	$340,269	$327,045

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Net sales	$123,887	$139,733
Cost of sales	108,880	106,361

Gross profit	15,007	33,372

Operating expenses
Research and development	589	460
Sales and marketing	2,558	2,447
General and administrative	6,966	5,329

Total operating expenses	10,113	8,236

Operating income	4,894	25,136
Other income, net
Interest income	406	316
Interest expense	(173)	(35)
Other income, net	124	41

Income before provision for income taxes	5,251	25,458
Provision for income taxes	(1,598)	(8,126)

Net income	$3,653	$17,332

Net income per share
Basic	$0.15	$0.72
Diluted	$0.14	$0.69
Shares used in computing net income per share
Basic	24,452,611	24,207,081
Diluted	25,210,346	25,199,873

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$3,653	$17,332
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,279	3,285
Provision for doubtful accounts	43	47
Stock-based compensation expense	580	409
Loss on disposal of equipment	54	54
Changes in operating assets and liabilities
Accounts receivable	(3,323)	(4,590)
Inventories	(4,033)	(3,753)
Due to/from affiliates, net	(6)	41
Other current assets	(3)	(558)
Other assets	(1,572)	824
Accounts payable	5,966	11,568
Accrued liabilities	110	(1,234)
Income tax payable	1,252	7,000
Other liabilities	76	(24)

Net cash provided by operating activities	7,076	30,401

Cash flows from investing activities
Proceeds from sales of short term investments	50	—
Cash paid for property and equipment	(8,216)	(6,453)
Purchases of software and capitalized internal-use software	(48)	(91)
Deposits on property and equipment	(2,191)	(760)
Proceeds from sale of equipment	271	295
Increase in restricted cash, net	(1,080)	(2,063)

Net cash used in investing activities	(11,214)	(9,072)

Cash flows from financing activities
Income tax benefit related to stock option exercise	254	374
Proceeds from exercise of stock options	98	426

Net cash provided by financing activities	352	800

Effect of exchange rate changes on cash	1,242	167

Net increase / (decrease) in cash	(2,544)	22,296
Cash and cash equivalents at beginning of period	24,460	38,253

Cash and cash equivalents at end of period	$21,916	$60,549

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 61% of the Company’s outstanding common stock as of December 31, 2006 and September 30, 2006, allowing Wearnes to exercise operating control over the Company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature.

The interim condensed consolidated financial statements have been reviewed by an independent registered public accounting firm. A review report is not a report within the meaning of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does no extend to such a report.

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

Inventories

Inventories comprise the following:

	December 31, 2006	September 30, 2006
Raw materials and supplies	$27,591	$23,202
Work-in-progress	18,396	18,488
Finished goods	14,476	14,740

	$60,463	$56,430

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment comprise the following:

	December 31, 2006	September 30, 2006
Land	$4,054	$4,054
Building	34,765	29,042
Machinery and equipment	101,372	96,772
Furniture and fixtures	3.964	3,823
Leasehold improvements	2,848	2,900

	147,003	136,591
Accumulated depreciation	(44,809)	(41,360)

	$102,194	$95,231

Depreciation expense for the three months ended December 31, 2006 and 2005 was $4,145 and $3,139, respectively.

Included in other assets as of December 31, 2006 and September 30, 2006 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the three months ended December 31, 2006 and 2005 was $134 and $146, respectively.

Product Warranty Accrual

The Company warrants its products from 2 to 30 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the consolidated balance sheets.

Changes in product warranty accrual for the three months ended December 31, 2006 and 2005 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31,
2006	$1,285	$(1,507)	$1,851	$1,629
2005	1,439	(292)	166	1,313

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three months ended December 31, 2006 and 2005 was comprised entirely of the Company’s foreign currency translation adjustment. For the three months ended December 31, 2006 and 2005, the comprehensive income was $4,895 and $17,499, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three months ended December 31, 2006 and 2005, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $98 and $38, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended December 31,
	2006	2005
Basic weighted-average number of common shares outstanding	24,452,611	24,207,081
Dilutive effect of outstanding stock options	757,735	992,792

Diluted weighted-average number of common and potential common shares outstanding	25,210,346	25,199,873

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	148,143	—

Commitments and Contingencies

Litigation

In March 2006, the Company announced a proposed offer (the “Offer”) to purchase all of the outstanding shares of MFS Technology Ltd (“MFS”), a Singapore company listed on the Singapore Exchange Securities Trading Limited and a subsidiary of WBL Corporation Limited (“WBL Corporation”). Although the independent special committee of the Company’s board of directors (the “Special Committee”) and the Company’s board of directors (the “Board”), with Huat Seng Lim, Ph.D., the Group Managing Director (Technology Manufacturing) for WBL Corporation and Mr. Tan Choon Seng, the Chief Executive Officer of WBL Corporation, abstaining, originally recommended and approved the Offer when it was announced in March 2006, they subsequently have withdrawn their recommendation and approval of the Offer. The Special Committee and the Board have determined that the current terms of the Offer are contrary to the best interests of the Company and its unaffiliated stockholders and could substantially harm the Company’s business and operations.

On October 17, 2006, the Company filed suit in the Chancery Court for the State of Delaware against WBL Corporation (the Company’s majority stockholder) and certain of its affiliates asserting claims for declaratory and injunctive relief arising from the WBL Corporation undertaking agreement, which expired December 31, 2006, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserted that such relief was necessary to prevent WBL Corporation from taking action which the Company believes will harm the Company and its minority stockholders, in breach of WBL Corporation’s fiduciary duties as a controlling stockholder. On February 2, 2007, the Chancery Court dismissed this action for, among other things, lack of personal jurisdiction.

The case M-Flex had filed against Stark Investments and its affiliated funds (“Stark”) regarding Stark’s Form 13D was dismissed by the court in December 2006, with leave to amend, and the Company decided not to refile such claim. In addition, on January 19, 2007, Stark and M-Flex voluntarily agreed to dismiss without prejudice the litigation by Stark against M-Flex, the Special Committee and Philip A. Harding, in which Stark had alleged that the defendants breached their fiduciary duties by interfering with the Company’s stockholder vote on the Offer and sought to enjoin the defendants from taking any action that would compel any of the Company’s stockholders to vote either for or against the Offer. The dismissal without prejudice followed the Company’s extension of the deadline for the fulfillment of the pre-conditions to the Offer from December 31, 2006 to March 31, 2007. This extension was at the request of the Singapore Securities Industry Council.

In addition, from time to time, the Company may be party to lawsuits in the ordinary course of business.

Other Commitments

As of December 31, 2006 and September 30, 2006, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $7,053 and $8,320, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2006 and for the year ended September 30, 2006 are equal to $224 and $201, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company has announced a proposed Offer to acquire all of the outstanding ordinary shares of MFS, a related party publicly traded in Singapore. If the Offer proceeds and closes, it may significantly reduce the Company’s excess borrowing capacity as it may require the Company to incur up to $241,000 in debt, assuming WBL Corporation were to tender its MFS shares for stock consideration pursuant to the terms of the Offer, and not for cash. If WBL Corporation were to tender its MFS shares for cash instead of stock, an additional $283,000 in cash would be required to be obtained by the Company. If the Company is required to proceed with the Offer, the Offer closes, and if the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern. As of December 31, 2006 and September 30, 2006 the Company had capitalized $6,220 and $4,450, respectively, in deferred transaction costs in relation to the MFS transaction which will be expensed if the transaction is terminated.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”), was issued. FSP No. FAS 109-1clarifies that this tax deduction should be accounted for as a special deduction in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. The Company is evaluating the impact this deduction will have, if any, but does not believe it will have any material impact on the results of financial operations.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects, if any, which the adoption of FIN 48 will have on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which sets forth the SEC’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year. Under SAB No. 108, companies should evaluate a misstatement that existed in a prior year based on its impact on the current year’s income statement, as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending September 30, 2007. The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

Significant Concentrations

For the three months ended December 31, 2006 and 2005, 74% and 14% and 88% and 0%, of the Company’s net sales were realized from customer A and its subcontractors and customer B and its subcontractors, respectively.

3. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006 and 2005, the Company has recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technologies (M) Sdn. Bhd., a subsidiary of MFS; (c) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes; and (d) Wearnes Technology (Private) Limited (“Wearnes Tech”). As discussed in Note 1, Wearnes owns approximately 61% of the Company’s common stock as of December 31, 2006 and September 30, 2006. MFS is an indirect subsidiary of WBL Corporation.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	December 31, 2006	September 30, 2006
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$221	$223
Suzhou Wearnes-Xirlink Electric Co. Ltd.	45	44

	$266	$267

	December 31, 2006	September 30, 2006
Due to affiliates
Wearnes Tech	$44	$41
Suzhou Wearnes-Xirlink Electric Co. Ltd.	43	52
Wearnes Hollingsworth Corporation	324	324

	$411	$417

4. INVESTMENT - CORNERSTONE

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of December 31, 2006 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In January 2006, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 100,000 Chinese Renmibi (“RMB”) ($12,806 at December 31, 2006). The lines of credit matured in January 2007 and bore interest at LIBOR (5.33% at December 31, 2006) plus 0.85%. As of December 31 and September 30, 2006, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($10,245 at December 31, 2006) and one for $10,000. The line of credit will mature in July 2007 and bears interest at 5.02% for the RMB facility and LIBOR (5.33% December 31, 2006) plus 0.75% for the U.S. dollar facility, which is payable quarterly. As of December 31 and September 30, 2006, the Company had no borrowings under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. Each borrowing under the facility matures six months after the borrowing date with respect to such borrowing. As of December 31 and September 30, 2006, the Company had outstanding borrowings of $4,000 under this line of credit.

The Company is required under the line of credit with NLG with to maintain certain financial ratios, and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of December 31 and September 30, 2006, the Company was in compliance with these covenants with NLG.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2006	September 30, 2006	December 31, 2006	September 30, 2006
Line of credit (BC)	$12,806	$12,644	$—	$—
Line of credit (SPDB)	20,245	20,115	—	—
Line of credit (NLG)	11,000	11,000	4,000	4,000

	$44,051	$43,759	$4,000	$4,000

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

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2006	2005
Net sales
United States	$116,764	$129,731
China	60,881	76,849
Eliminations	(53,758)	(66,847)

Total	$123,887	$139,733

Operating income
United States	$3,750	$8,838
China	1,144	16,298

Total	$4,894	$25,136

Depreciation and amortization
United States	$873	$871
China	3,406	2,414

Total	$4,279	$3,285

Capital expenditures
United States	$809	$353
China	9,646	7,714

Total	$10,455	$8,067

	December 31, 2006	September 30, 2006
Total assets
United States	$266,966	$252,074
China	143,543	148,868
Eliminations	(70,240)	(73,897)

Total	$340,269	$327,045

Long-lived assets
United States	$21,659	$20,520
China	80,664	74,840

Total	$102,323	$95,360

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

7. STOCK OPTION PLANS

1994 Stock Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”), which is administered by the Company’s board of directors or a committee thereof (the “administrator”). The 1994 Plan provides for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vest based on periods determined by the administrator, which have been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. The 1994 Plan officially terminated on December 9, 2004. Effective with the adoption of the 2004 Plan, the Company ceased granting options under the 1994 Plan.

2004 Stock Incentive Plan

In June 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which is also administered by the administrator. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Options granted under the 2004 Plan vest and expire based on periods determined by the administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. A total of 2,876,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan.

The Company’s assessment of the estimated fair value of the stock options granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes model to estimate the fair value of stock options granted. Generally, the Company’s calculation of the fair value for options granted under FAS 123R is similar to the calculation of fair value under FAS 123 with the exception of the treatment of forfeitures. Expected forfeitures of stock options are estimated based on the historical turnover of the Company’s employees. Prior to FAS 123R, the Company recognized forfeitures under FAS 123 as they occurred. The fair value of restricted stock units granted is based on the grant date price of the Company’s common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock since the date of the Company’s initial public offering (“IPO”) on June 30, 2004;

(b)	Expected dividends, which are nil, as the Company does not currently anticipate issuing dividends;

(c)	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

(d)	Risk free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the three months ended December 31, 2006 and 2005.

Stock Options

Stock option activity for the three months ended December 31, 2006 and 2005 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(13,695)	7.10

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Number of Shares	Weighted- Average Exercise Price
Forfeited	(5,294)	10.00

Options outstanding at December 31, 2006	1,687,078	$7.89

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	1,981,705	$7.65
Exercised	(79,968)	5.81
Forfeited	(4,220)	10.00

Options outstanding at December 31, 2005	1,897,517	$7.72

The intrinsic value of options exercised during the three months ended December 30, 2006 and 2005, was $199 and $2,440, respectively. During the three months ended December 31, 2006 and 2005, the Company recognized compensation expense of $273 and $364, respectively, related to stock options. As of December 31 and September 30, 2006, there were 1,266,245 and 1,215,244 exercisable stock options outstanding. Unearned compensation of $1,929 existed at December 31, 2006, related to non-vested stock options which will be recognized into expense over a weighted average period of 1.85 years.

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of December 31, 2006:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years)
$2.00—$2.07	310,030	2.1	$2.05	—	310,030	$2.05	—	2.1
$3.73—$4.00	434,870	3.0	3.97	—	434,870	3.97	—	3.0
$8.75	18,816	7.7	8.75	217	11,665	8.75	135	7.7
$10.00	702,703	7.5	10.00	7,231	413,478	10.00	4,255	7.5
$16.80—$18.08	94,935	8.4	17.48	267	38,078	17.47	108	8.4
$20.18—$20.81	68,847	8.2	20.59	3	58,124	20.67	1	8.2

	1,630,201		$7.75	$7,718	1,266,245	$6.68	$4,499

Restricted Stock Units

In December 2005, the Company made restricted stock unit grants equal to 59,990, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees vest over a period of four years with 25% vested on each of the anniversary dates of the vesting commencement date. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $2,151 was recorded in relation to the December 2005 grant, which will be recognized into expense over a weighted average vesting period of four years. During the three months ended December 31, 2006 and 2005, the Company recognized compensation expense of $307 and $45, respectively, related to restricted stock units. No restricted stock unit grants were made during the three months ended December 31, 2006. The Company anticipates making future grants of restricted stock units in lieu of stock options.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restricted stock unit activity for the three months ended December 31, 2006 and 2005 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2006	86,890	$42.69
Vested	(14,697)	38.65
Forfeited	(1,000)	48.99

Non-vested shares outstanding at December 31, 2006	71,193	$43.25

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	59,990	38.65

Non-vested shares outstanding at December 31, 2005	59,990	$38.65

Unearned compensation $2,422 existed at December 31, 2006, related to non-vested restricted stock units which will be recognized into expense over a weighted average period of 3.08 years. The exercise price of all restricted stock units is $0.

The Company realized a tax benefit of $151 and $85 for the three months ended December 31, 2006 and 2005, respectively, related to FAS 123R.

8. SUBSEQUENT EVENTS

In January 2007, the Company’s subsidiaries in China entered into credit line agreements with BC, providing for two lines of credit in an aggregate amount of 200,000 RMB (equal to $25,699 at January 25, 2007). The lines of credit will mature in January 2008 and bear interest at LIBOR (5.42% at January 25, 2007) plus 0.6%.

In January 2007, the Company repaid $2,000 against its NLG line of credit.

In January 2007, the Company entered into a Corporate Supply Agreement (the “CSA”) with Motorola, Inc. Under the CSA, the Company will supply products to Motorola and its subcontractors pursuant to purchase orders submitted to the Company. The CSA has an initial term of two years, expiring on October 1, 2008 and contains customary termination provisions, customary representations and warranties, as well as indemnity provisions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements, as well as information pertaining to the potential offer to acquire shares of MFS Technology Ltd (the “Offer”). Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, whether the Offer is made and completed, and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended December 31, 2006 and 2005

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Three Months Ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	87.9	76.1

Gross profit	12.1	23.9

Operating expenses:
Research and development	0.5	0.3
Sales and marketing	2.1	1.8
General and administrative	5.6	3.8

Total operating expenses	8.2	5.9

Operating income	3.9	18.0
Interest income	(0.3)	(0.2)
Interest expense	0.1	0.0
Other (income), net	(0.1)	(0.0)

Income before provision for income taxes	4.2	18.2
Provision for income taxes	(1.3)	(5.8)

Net income	2.9%	12.4%

Net Sales. The decrease of $15.8 million, or 11% for the three months ended December 31, 2005 compared to the three months ended December 31, 2006 was primarily attributable to a decline in net sales to the wireless telecommunications sector of $14.2 million, or 11%, which accounted for approximately 92% of total net sales for the three months ended December 31, 2006 versus 91% for the comparable period in the prior year. The decrease in wireless telecommunications net sales is largely due to price reductions and reduced sales to our largest customer, both of which we believe are due to increased competition with a larger number of flex circuit suppliers. Sales to our largest customer, which represented 74% and 87% of our net sales in the three months ended December 31, 2006 and 2005, respectively, decreased by $29.8 million or 24% versus the comparable period in the prior year. This decrease was offset by an increase in net sales to our second largest customer, which comprised 14% of total sales for the three months ended December 31, 2006 and increased from net sales of $194,000 in the first quarter of fiscal 2006 to $16.7 million during the three months ended December 31, 2006 due to the continuation of high-volume orders which were initiated in the prior fiscal year. Net sales to the industrial sector, our second largest sector, were $6.5 million for the three months ended December 31, 2006, a decrease of $1.1 million, or 14% as compared to the three months ended December 31, 2005, primarily due to order volume decreases. In addition, in comparison to the three months ended December 31, 2005, net sales to the computer/data storage sector increased 10% to $2.2 million for the three months ended December 31, 2006. Net sales to the medical and power supply sectors remained relatively flat for the three months ended December 31, 2006 during the first quarter of fiscal 2007.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 88% for the three months ended December 31, 2006 versus 76% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales was primarily due to increased yield losses resulting from the implementation of higher quality standards and the trend toward higher component content. In addition, during the three months ended December 31, 2006, we experienced a slow down in sales which resulted in a lower revenue base over which to leverage our fixed costs.

Gross profit decreased to $15 million in the three months ended December 31, 2006 from $33.4 million during the comparable period in the prior year. As a percentage of sales, gross profit decreased to 12% versus 24% for the comparable period in the prior year. The decrease is primarily due to price reductions on our products as well as the pass through pricing associated with the higher component content products which has little opportunity for mark-up. In addition, the unusually high sales to our largest customer in the first quarter of fiscal 2006 resulted in favorable leveraging of fixed costs over increased sales volume, which we were not able to attain during the first quarter of fiscal 2007. We believe that our near-term gross margins will continue to be in the range of 10% to 15%.

Research and Development. Research and development expenses increased to $589,000 for the three months ended December 31, 2006 from $460,000 in the comparable period in the prior year, an increase of 28%. The increase is due to our increasing focus on new technologies, primarily camera module assemblies, as well as increased research and development activities at our Anaheim location. We expect these expenses to grow as we continue to expand our focus on product development activities.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense remained relatively constant at $1.2 million for the three months ended December 31, 2006 and 2005. Compensation and benefit expense increased slightly to $1.4 million for the three months ended December 31, 2006 versus $1.2 million for the three months ended December 31, 2005. As a percentage of net sales, compensation and benefit expense increased due to a decline in the leveraging of the operating cost structure as well as a headcount increases in China.

General and Administrative Expense. As a percentage of net sales, general and administrative expense increased from 4% in the three months ended December 31, 2005 to 6% in the three months ended December 31, 2006. The $1.6 million increase in general and administrative expense is primarily due to the litigation expenses related to the Offer of approximately $1.1 million. We currently anticipate incurring approximately $300,000 in litigation expenses related to the MFS transaction during the second quarter of fiscal 2007. As of December 31, 2006, we had capitalized $6.2 million in deferred transaction costs in relation to the Offer which will be expensed if the transaction is terminated.

Interest Income. Interest income increased to $406,000 for the three months ended December 31, 2006 from $316,000 in the comparable period in the prior year. The increase in interest expense was due to a $91,000 increase in interest income earned on our short-term investments during the three months ended December 31, 2006 versus the comparable period in the prior year.

Interest Expense. Interest expense increased to $173,000 for the three months ended December 31, 2006 from $35,000 in the comparable period in the prior year. The increase was primarily due to the increase in interest expense related to the $4.0 million line of credit balance we carried throughout the three months ended December 31, 2006. We had no outstanding balances on our lines of credit during the three months ended December 31, 2005.

Other Income, Net. Net other income increased to $124,000 for the three months ended December 31, 2006 from $41,000 for the comparable period in the prior year. The increase in net other income was driven by a $59,000 increase in gain on foreign currency exchange during the three months ended December 31, 2006 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases made in U.S. Dollar and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for the three months ended December 31, 2006 was 30% versus 32% for the comparable period in the prior year. The lower effective tax rate was due primarily to the tax impact relating to prior year adjustments recognized as discrete items in the three months ended December 31, 2006. We expect the overall effective tax rate for fiscal 2007 to be 32%.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses, together with the uses described below if the Offer proceeds, will continue to be our principal uses of cash in the future. Cash and cash equivalents were $21.9 million at December 31, 2006 and $24.5 million at September 30, 2006. Short term investments were $19.3 million at December 31, 2006 and September 30, 2006.

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

In addition, the Offer, if made and closed, would likely significantly reduce our excess borrowing capacity, since the Offer could involve the payment of up to $241 million in cash (assuming WBL Corporation were to tender its MFS shares for stock consideration pursuant to the terms of the Offer), and we would be required to finance substantially all, or all, of such amount. If the Offer was to be completed and the substantial debt of $241 million (assuming all stockholders except WBL Corporation tendered for cash) was incurred, the combined company would have to manage substantial debt service payments. If the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern without restructuring of the debt or additional capital.

During the three months ended December 31, 2006, net income of $3.7 million, adjusted for depreciation and amortization, loss on equipment disposal, stock-based compensation expense and provision for doubtful accounts, generated $8.6 million of operating cash. This amount was decreased by $1.5 million used to meet working capital requirements.

Changes in the principal components of working capital for the three months ended December 31, 2006 were as follows:

•

Our net accounts receivable increased 3% to $112.8 million at December 31, 2006 from $109.5 million at September 30, 2006. The increase in outstanding accounts receivable was attributable to higher monthly sales during the three months ended December 31, 2006. Our net inventory balances increased to $60.5 million at December 31, 2006 from $56.4 million at September 30, 2006, an increase of 7%. The principal reasons for this increase were decreased pulls from the hubs as well as increased raw materials levels related to the higher component content of our products. Our accounts payable balance increased to $76.1 million at December 31, 2006 from $70.1 million at September 30, 2006, an increase of 9%, as a result of increased purchases in support of the higher business volumes.

•

Depreciation and amortization expense was $4.3 million for the three months ended December 31, 2006 versus $3.3 million for the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the three months ended December 31, 2006 were as follows:

•

Net cash used in investing activities was $11.2 million for the three months ended December 31, 2006. Capital expenditures included $8.3 million of capital equipment and software as well as $2.2 million in deposits for fixed asset purchases, which were primarily related to the MFC2 expansion. As of December 31, 2006 and September 30, 2006, we had outstanding purchase commitments related to MFC2 capital projects which totaled $7.1 million and $8.3 million, respectively.

•

Net cash provided from financing activities was $352,000 for the three months ended December 31, 2006 and consisted of $254,000 tax benefit related to stock options and $98,000 proceeds from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31 and September 30, 2006, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank and Bank of China and $4.0 million was outstanding under our loan agreement with NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. We derive a substantial portion of our sales outside of the United States. Approximately $340 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2006 was made in U.S. Dollars. The balance of our sales is denominated in RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.0 RMB and 7.8 per U.S. Dollar for the fiscal year ended September 30, 2006 and the three months ended December 31, 2006, respectively. Transactions in RMB represent approximately 5% and 0.4% of total net sales from foreign customers for the fiscal year ended September 30, 2006 and the three months ended December 31, 2006, respectively. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar. In addition, if we are required to make and complete the Offer, given the substantial debt we likely will incur, we will be extremely vulnerable to interest rate risk in the future.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

In March 2006, we announced the Offer. Although our Special Committee and Board, with Huat Seng Lim, Ph.D., the Group Managing Director (Technology Manufacturing) for WBL Corporation and Mr. Tan Choon Seng, the Chief Executive Officer of WBL Corporation, abstaining, originally recommended and approved the Offer when it was announced in March 2006, they subsequently have withdrawn their recommendation and approval of the Offer. The Special Committee and Board have determined that the current terms of the Offer are contrary to our best interests and the best interests of our unaffiliated stockholders and could substantially harm our business and operations.

On October 17, 2006, we filed suit in the Chancery Court for the State of Delaware against WBL Corporation (our majority stockholder) and certain of its affiliates asserting claims for declaratory and injunctive relief arising from the WBL Corporation undertaking agreement, which expired December 31, 2006, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserted that such relief was necessary to prevent WBL Corporation from taking action which we believe will harm us and our minority stockholders, in breach of WBL Corporation’s fiduciary duties as a controlling stockholder. On February 2, 2007, the Chancery Court dismissed this action for among other things, lack of personal jurisdiction.

The case we had filed against Stark regarding Stark’s Form 13D was dismissed by the court in December 2006, with leave to amend, and we decided not to refile such claim. In addition, on January 19, 2007, Stark and M-Flex voluntarily agreed to dismiss without prejudice the litigation by Stark against M-Flex, the Special Committee and Philip A. Harding, in which Stark had alleged that the defendants breached their fiduciary duties by interfering with our stockholder vote on the Offer and sought to enjoin the defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. The dismissal without prejudice followed our extension of the deadline for the fulfillment of the pre-conditions to the Offer from December 31, 2006 to March 31, 2007. This extension was at the request of the Singapore Securities Industry Council.

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

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended December 31, 2006, 74% of our sales were to Motorola and approximately 42 of its subcontractors. Several subcontractors of Motorola have, from time to time constituted significant customers of ours.

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

For the three months ended December 31, 2006, 90% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

On October 17, 2006, we filed suit in the Chancery Court for the State of Delaware against WBL Corporation and certain of its affiliates asserting claims for declaratory and injunctive relief arising from the WBL Corporation undertaking agreement, which expired December 31, 2006, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserted that such relief was necessary to prevent WBL Corporation from taking action which we believe will harm us and our minority stockholders, in breach of WBL Corporation’s fiduciary duties as a controlling stockholder. On February 2, 2007, the Chancery Court dismissed this action for, among other things, lack of personal jurisdiction.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per-unit costs, lower profits, reduced product availability and may be subject to substantial penalties by our customers. Low yields may result from, among other things, design errors, manufacturing failures in new or existing products and the inexperience of new employees. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses. Further, we have not yet manufactured cameras modules in high-volume production, and we may encounter difficulties in doing so. Any such difficulties could harm our ability to sustain or grow our business.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China, Korea and Japan. We also compete with MFS. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

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

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our flexible printed circuit products was to occur, we may experience a rate of failure in our products that would result in significant delays in product shipments, cancellation of orders, substantial penalties from our customers and their customers, substantial repair or replacement costs and potential damage to our reputation.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays may continue in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our revenue. During the three months ended December 31, 2006, we purchased greater than 90% of all materials used to make flexible printed circuits from four sources, E.I. Dupont de Nemours & Co., Mitsui Plastic, Inc., 3M Worldwide and Rogers Corporation.

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

•

unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and affects our effective income tax rate due to profits generated or lost in foreign countries;

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

•

the occurrence of natural disasters or other acts of force majeure which may disrupt or otherwise impede communications between our facilities and may cause our facilities not to have access to the systems or information required to operate the business; and

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

Our two primary manufacturing facilities are both located in Suzhou, China. MFS has one flexible printed circuit facility in each of Singapore and Malaysia as well as one in China and two printed circuit board facilities in China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, terrorist attacks and wars, could disrupt our manufacturing or operational abilities, which could harm our operations and financial results.

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

The following factors could affect our ability to obtain additional capital on favorable terms, or at all:

•

our existing debt to income levels if we are required to proceed with the Offer and borrow up to approximately $241 million to pay a portion of the purchase price for MFS (this $241 million figure assumes WBL Corporation elects to tender its MFS shares for stock consideration pursuant to the terms of the Offer);

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

We have obtained two tax holidays for our second manufacturing facility in China, MFC2. The first tax holiday allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. Beginning on January 1, 2006, MFC2 was subject to a tax holiday rate of 12% on approximately 46% of its profits and a tax holiday rate of 0% on approximately 54% of its profits. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2006 and 2005 we realized tax savings of $4.4 million and $3.5 million respectively, for our operations in China.

In December 2006, the Standing Committee of the National People’s Congress began to deliberate the country’s tax law that will unify differing corporate income tax rates for foreign and domestic funded companies at 25%. Under the proposed tax bill, the tax holiday that we currently enjoy will be rescinded. The new income tax rate is expected to take effect in 2008 if the bill is adopted in March 2007. Without the benefit of the tax holiday for our China operations, our net income in prior periods would have been reduced and net income in future periods will be reduced.

In addition, from time to time we may be subject to various types of tax audits by the tax authorities. For example, we have completed an audit in China relating to the import and export of raw and component materials at MFC1, where we were required to charge approximately $1.5 million to cost of sales for value added tax and duty, plus interest and penalties.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $129,000 of restricted cash for the fiscal year ended September 30, 2006 and the three months ended December 31, 2006, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended December 31, 2006, our stock traded between $67.22 and $18.00 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.5 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal control over financial reporting is effective, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for an independent registered public accounting firm to complete their audit of internal control over financial reporting, we may not be compliant with all of the requirements under Section 404 since we may not receive an unqualified report on internal control over financial reporting, and our business and stock price may be adversely affected.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of December 31, 2006, we had 24,468,763 shares of common stock outstanding and

1,269,245 shares subject to unexercised options and restricted stock units that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. In addition, if the Offer closes, and assuming full acceptances of the Offer and full election of the stock consideration by MFS shareholders, we will issue up to approximately 9.6 million shares of common stock in the Offer (assuming holders of options with respect to 6.4 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), of which approximately up to 4.3 million shares held by stockholders other that WBL Corporation will be freely tradable six months after the closing of the Offer. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Risks Relating to the Offer to Acquire All of the Issued and Outstanding Ordinary Shares of MFS

In light of MFS’ recent financial performance, we believe that the consummation of the Offer is not in the best interest of us or our stockholders.

Our Special Committee and board of directors have withdrawn their recommendation for the Offer because they have determined that the acquisition of MFS under the existing price and current terms of the Offer is not in the best interests of us or our stockholders, and could cause serious harm to our business, financial condition and results of operations. This belief is based on, among other things, MFS’ recent financial performance.

Since the announcement of the Offer in March 2006, MFS’ financial performance has been materially worse than the growth trends that MFS’ management expressed in public filings. Specifically, our Special Committee and board of directors had premised their original approval and recommendation for the Offer on substantially higher estimates of MFS’ operating results than those achieved by MFS in each of the June, September and December 2006 quarters, reflecting the growth trend that MFS’ management had expressed in public filings it expected to continue, barring any unforeseen circumstances.

Following is a brief summary of those results as compared to the comparable period in the prior fiscal year. The financial results for MFS for the period ended December 31, 2006 have been obtained from public information filed by MFS with the SGX on January 17, 2007 and have not been subject to audit or review procedures. This MFS financial information has been included for informational purposes as our Special Committee believes it is relevant to evaluating the trends in MFS’ business. We were not involved in the preparation of such MFS financial information and have not been able to perform due diligence procedures on the September 30, 2006 or December 31, 2006 MFS financial results and accordingly, we take no responsibility for the presentation of such financial results.

Reported Financial Results of MFS for the Three-Month Periods Ended June 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	June 30, 2005		June 30, 2006		% Change
	(unaudited)		(unaudited)
Sales	S$	78.5	S$	71.9	(8)%
Gross Profit		11.1		5.8	(48)%
Net Income		6.5		1.0	(85)%

Reported Financial Results of MFS for the Three-Month Periods Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005		September 30, 2006(1)		% Change
	(unaudited)		(unaudited)
Sales	S$	93.3	S$	89.0	(5)%
Gross Profit		13.5		10.0	(26)%
Net Income		8.2		4.2	(49)%

Reported Financial Results of MFS for the Full Fiscal Years Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005		September 30, 2006 (1)		% Change
Sales	S$	379.5	S$	383.4	1%
Gross Profit		59.5		60.6	2%
Net Income		34.4		29.3	(15)%

Reported Financial Results of MFS for the Three-Month Periods Ended December 31, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	December 31, 2005		December 31, 2006(1)		% Change
	(unaudited)		(unaudited)
Sales	S$	120.1	S$	106.2	(12)%
Gross Profit		25.0		17.6	(30)%
Net Income		14.4		9.1	(37)%

(1)	The financial results of MFS for the period ended December 31, 2006 are based on unaudited financial results filed with the SGX and have not been subject to audit or review procedures. These unaudited and unreviewed financial results may be subject to significant change upon completion of an audit.

In addition, MFS’ backlog at June 30, 2006 was S$170 million, at September 30, 2006 was S$143 million, and at December 31, 2006 was S$183 million. MFS indicated that the 16% decline from June to September 2006 was attributable to weaker demand from key customers, continued weakening of the U.S. dollar impacting U.S. sales and price reductions given to key customers. MFS also indicated that lower utilization of manufacturing facilities combined with increased prices for raw materials further impacted gross profits. In announcing the increase in backlog at December 31, 2006, MFS stated that although its backlog orders were approximately S$183 million at December 31, 2006 (with some of these orders spread over a period of up to 12 months), that MFS was “mindful about the competitive environment” in the global flexible printed circuit market.

In order to better ascertain the condition of MFS’ business, we have made numerous requests for financial and business information from MFS. Despite our multiple requests for information, MFS has provided to us only limited historical information about MFS and has not provided any meaningful information regarding known trends and uncertainties. For example, MFS has not responded to our inquiries as to MFS’ current business relationship with its key customers. Without this material information from MFS regarding the health of its business, we are unable to evaluate whether any trend can be identified from its recent operating results, including whether MFS’ financial results will rebound, decline, or will continue at current levels. Further, absent significant improvement in MFS’ operating results, the combined company may not have sufficient cash flow to service the interest payments on the debt that we would be required to incur to pay the purchase price if the Offer were to proceed and close. MFS has cited as its reason for not providing information to us, its obligations under Singapore law not to share price sensitive information and its need to maintain the confidentiality of commercially sensitive information.

Stark’s interests in the Offer may conflict with the interests of our other stockholders in light of Stark’s equity positions in both MFS and us.

Stark owns approximately 18% of our outstanding common stock and at least approximately 5% or more of MFS’ outstanding shares, and owns approximately 48% of our shares not held by WBL Corporation or its affiliates. Stark has stated in filings with the SEC that it intends to vote for the Offer. Given that Stark effectively has acquired control of over a majority of our minority shares, we believe the protections of our charter which require related-party transactions to be approved by the majority of the minority shares no longer provide meaningful protection to our minority stockholders. Given that Stark has obtained a significant equity position in both us and MFS, there is a risk that it will vote in favor of the Offer in order to maximize its short-term economic gains as an MFS shareholder, notwithstanding the Special Committee’s and Board’s determination that the Offer is against the best interests of our stockholders. If the Offer is made and Stark is able to control a sufficient number of votes to approve the consummation of the Offer, then our business, financial condition and results of operations could be materially and adversely affected.

Litigation may distract us from operating our business.

Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operations and conduct of our business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our operations.

As a result of our actions surrounding the Offer, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. There is no guarantee that any such suits will be covered by our insurance (in fact, we have been advised by our insurance broker that our insurance carrier intends to deny coverage) or that such suits might not result in substantial fines, penalties or adverse judgments against us.

In addition, the Singapore Securities Industry Council (the “SIC”) may review whether the actions of our board of directors and Special Committee are, from the Singapore regulatory perspective, reasonable and appropriate in light of the developments and circumstances. Any such review, if it commences, likely will involve a significant distraction to management. Further, if the SIC determines that our board of directors or Special Committee have not acted appropriately, it may impose sanctions or fines or censures on us, which may further distract our management and harm our business.

We can give no assurances as to when, or if, the Offer will proceed or close.

We are uncertain at this time as to whether WBL Corporation will vote for or against the Offer, given that its undertaking agreement to support the Offer has expired. If the Offer were to proceed, the closing of the Offer would not occur until various specified conditions are satisfied or waived, including, among others:

•

the acceptance of the Offer by MFS shareholders holding more than 64% of the outstanding MFS shares (including all MFS shares issued or to be issued pursuant to a valid exercise, prior to the close of the Offer, of any share options under the MFS ESOS);

•	the approval of the issuance of shares of common stock in the Offer by our stockholders; and

•	the absence of any material adverse event affecting MFS, its business or operations.

If these conditions are not satisfied or waived, as applicable, the Offer and the related transactions likely would be terminated. We have incurred approximately $6.2 million of expenses as of December 31, 2006 in connection with making the announcement of our intention to acquire all of the issued and outstanding ordinary shares of MFS, which would be required to be written off immediately if the Offer does not proceed and close. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed.

If the Offer is completed, the combined company may not realize any benefits of the transaction and may have a weakened financial condition.

If the transaction were to proceed notwithstanding the recommendation of our Special Committee and board of directors, our ability to realize any benefits of the transaction will depend, in part, on our ability to integrate the operations of the two companies following the closing of the Offer. At this time we believe that, if the Offer were to proceed and close, we could not begin integration activities immediately given that we would first need to quality MFS with our customers.

Even after MFS was qualified by our customers, we have limited experience in acquiring other businesses and technologies. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both companies, and may not result in any of the benefits expected by us. The difficulties of combining the operations of the companies may include, among other things:

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

Pursuant to Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets (“FAS 142”), we are required to test goodwill for impairment annually or more often if events or changes in circumstances indicate that the asset might be impaired. The first stage would require a comparison of the fair value of M-Flex to its net book value. If the fair value is greater than net book value, then no impairment is deemed to have occurred. If the fair value is less than net book value, then the second stage of FAS 142 must be completed to determine the amount, if any, by estimating the fair value of all other assets and liabilities of the reporting unit and comparing this to the net book value.

Due to significant decreases in MFS’ net sales and net income since March 2006, we may be required to assess the amount of impairment related to the goodwill recorded for the acquisition of MFS on the date of the consummation of the acquisition and record an immediate impairment charge. For example, if the fair value of us as of the date of consummation is below the net book value of us after recording the acquisition of MFS, we would fail stage one of FAS 142 and would be required to determine if goodwill is impaired. This would include estimating the fair value of all other assets and liabilities as of the date of the completion of the transaction.

If less than 90% of the minority shares of MFS were not tendered in the Offer, the combined company would have increased operating expenses and will be limited in its ability to consolidate MFS’ operations.

If the Offer proceeds and closes notwithstanding the recommendation of our Special Committee and board of directors and if less than 90% of the outstanding ordinary shares of MFS (excluding the shares held by M-Flex or our related corporations or our nominees as of the date of the Offer) are tendered in the Offer, we would not be able to exercise our right under Section 215 of the

Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer, which is similar to a cash-out merger under Delaware law. As a result, we would be required to continue to operate MFS as a public company in Singapore and there may continue to be minority shareholders of MFS. If MFS is not delisted from the Official List of the Singapore Stock Exchange, we would be required to incur additional expenses each year in order to maintain the public listing of the MFS shares. These expenses would harm the combined company’s consolidated operating results by increasing general and administrative expenses. In addition, to the extent MFS has minority shareholders after completion of the Offer, the companies would be limited in the degree to which they can completely consolidate their operations.

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

The issuance of shares of common stock to MFS shareholders in the Offer could substantially reduce the percentage ownership interests of our stockholders.

If the closing of the Offer occurs and assuming full acceptances of the Offer and full election of the stock consideration by MFS shareholders, we would effect the issuance of up to approximately 9.6 million shares of common stock to current MFS shareholders (assuming holders of options with respect to 6.4 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), representing approximately 28% of the approximately 34.1 million of the then outstanding shares of our common stock. If only WBL Corporation elects to receive shares of common stock and the remaining MFS shareholders elect to receive cash, we will issue up to approximately 5.4 million shares of stock in the Offer, representing approximately 18% of the approximately 29.8 million shares of our common stock then outstanding. The issuance of our common stock to MFS shareholders and MFS option holders will cause a reduction in the relative percentage interest of our current stockholders. In addition, if we raise additional funds to finance the Offer through the sale of equity, or securities convertible into equity, our stockholders will experience further dilution.

Members of the companies’ respective management and boards of directors, as well as significant stockholders, may have interests in the Offer that may present them with actual or potential conflicts of interest in connection with the Offer.

Our stockholders should be aware that some of our executive officers and directors have interests in the transaction that may be different from, or in addition to, the interests of our stockholders generally. Our stockholders should be aware that the majority stockholder of both us and MFS is WBL Corporation, which beneficially owns approximately 61% of our common stock and 56% of the MFS shares. Our director Huat Seng Lim, Ph.D. is an employee of WBL Corporation and our director Mr. Tan Choon Seng is the Chief Executive Officer and a director of WBL Corporation. Officers and directors of MFS and us may become officers and directors of the combined company.

In addition, Stark beneficially owns approximately 18% of our common stock and at least approximately 5% or more of the MFS shares. Because WBL Corporation is a majority stockholder, and Stark is a stockholders of both us and MFS, we believe that WBL Corporation and Stark have interests that may conflict with our interests.

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

The Offer was designed to allow MFS shareholders to elect to receive cash or shares of our common stock. If a substantial number of MFS shareholders were to elect to receive cash, or if our cash requirements were to increase materially because of unexpected expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, we would need to obtain new financing to complete the Offer. MFS has announced significant year-over-year declines in its revenues recently, which has led to a substantial decline in its profitability. In addition, we have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. If we are unable to obtain adequate new financing on a timely basis, or on commercially acceptable terms, we may be required to delay, reduce the scope of or terminate the Offer and may be subject to certain sanctions or censure by the SIC as a result. In addition, under the terms of our stockholders agreement with WBL Corporation, we cannot issue securities, including convertible debt, that would reduce the effective stock ownership of WBL Corporation below a majority of our voting stock outstanding without approval of WBL Corporation. This restriction may make it more difficult to obtain new financing.

If the transaction proceeds notwithstanding the recommendation of our Special Committee and board of directors, we will have substantially more indebtedness, which will adversely affect our cash flows and business.

We have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. In addition, MFS has also announced significant year-over-year declines in its revenues recently, which have also led to a substantial decline in its profitability. Based on our assumptions of MFS’ continued declines in revenue and profitability, our existing cash flows and overall profitability could be materially and adversely affected. If the transaction proceeds, we will likely finance the Offer through the incurrence of debt through a credit facility and our business, cash flows and results of operation could be affected by the amount of leverage incurred. In such event, there is a high risk that we may not be able to service our indebtedness without materially and adversely affecting our financial condition. The estimated total amount of funds necessary to finance the Offer and the related transactions will be between approximately U.S. $7 million and U.S. $241 million, depending upon the number of MFS shares tendered and the percentage of shares tendered for the cash consideration (and assuming WBL Corporation tenders its MFS shares for stock consideration pursuant to the terms of the Offer). If we fail to timely satisfy the debt payments or default under our credit agreements by breaching our debt covenants or other terms and conditions, we may be subject to foreclosures or liens on our assets; may need to reduce capital expenditures; may not have sufficient working capital to timely deliver customer orders; and may need to sell assets, to restructure or refinance all or part of our existing indebtedness, or to seek additional equity capital. Absent significant improvements in our and MFS’ operating results, the combined company would be in serious jeopardy of defaulting on the interest payments on the debt that we would be required to incur to pay if the Offer were to proceed and close. As a result of the increase in debt, demands on our cash resources could increase after the Offer. The increased levels of debt could, among other things:

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

If the Offer is made and closes, MFS shareholders electing to receive the stock consideration in the Offer will receive 0.0145 shares of our common stock for each MFS share tendered. Upon the completion of the Offer, because the exchange ratio is fixed at 0.0145 shares of our common stock for each MFS share, the market value of our common stock issued in the Offer will depend on the per share market price of our common stock upon the closing of the Offer, if the Offer is made and closes. At the time we first announced our intention to make the Offer on March 30, 2006, the market value of our stock was $66.28 per share, based on the closing price reported on The Nasdaq Global Select Market on March 29, 2006, the last trading day prior to the announcement. The market price of our stock is $18.27, based on the closing price reported on The Nasdaq Global Select Market on January 25, 2007. The market value of our common stock will continue to fluctuate prior to the close of the Offer. We have no obligation to increase the exchange ratio should the value of our common stock be lower at the time of the closing of the Offer than it was at the time of the first announcement of the Offer. In addition, MFS shareholders electing to receive stock consideration in the Offer will be required to agree not to sell any of the stock consideration received in the Offer for a period of six months after the closing of the Offer, if the Offer closes. The value of our common stock may fluctuate during this six month period and the per share market price at the end of the six month period may be higher or lower than the price at the time of the closing of the Offer, if it closes. Accordingly, the market value of our common stock that will be issued in the Offer or at any time after the close of the Offer, if it closes, may be materially different than at the time of the announcement of the Offer.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.27(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.31(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(9)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

15.1	Awareness Letter of PricewaterhouseCoopers LLP

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(9)	Confidential treatment is being requested with respect to portions of this agreement. A redacted form of this agreement will be filed with the SEC as soon as reasonably practicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 6, 2007	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd. and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.27(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.31(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(9)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

15.1	Awareness Letter of PricewaterhouseCoopers LLP

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit number) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(9)	Confidential treatment is being requested with respect to portions of this agreement. A redacted form of this agreement will be filed with the SEC as soon as reasonably practicable.