Form 10-Q
period 2007-03-31
MULTI FINELINE ELECTRONIX INC
filed 2007-05-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2007 was 24,547,163.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Multi-Fineline Electronix, Inc. and its subsidiaries as of March 31, 2007, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2006, and the related consolidated statements of income, stockholders equity and cash flows for the year then ended (not presented herein), and in our report dated December 11, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
May 3, 2007

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31, 2007	September 30, 2006
ASSETS	(unaudited)
Cash and cash equivalents	$20,459	$24,460
Short term investments	15,605	19,355
Restricted cash	2,238	2,161
Accounts receivable, net of allowances of $95 and $604	106,072	109,517
Inventories	59,924	56,430
Due from affiliates	268	267
Deferred taxes	4,346	4,346
Other current assets	938	1,270

Total current assets	209,850	217,806
Property, plant and equipment, net	105,731	95,231
Restricted cash	132	129
Deferred taxes	1,171	1,187
Goodwill	3,629	3,629
Other assets	9,397	9,063

Total assets	$329,910	$327,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62,471	$70,143
Accrued liabilities	12,028	13,053
Due to affiliates	440	417
Lines of credit	2,000	4,000
Other current liabilities	157	80
Income taxes payable	3,223	669

Total current liabilities	80,319	88,362
Other liabilities	272	318

Total liabilities	80,591	88,680

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,534,278 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	107,526	105,466
Retained earnings	136,213	129,494
Accumulated other comprehensive income	5,578	3,403

Total stockholders’ equity	249,319	238,365

Total liabilities and stockholders’ equity	$329,910	$327,045

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	$113,406	$123,804	$237,293	$263,537
Cost of sales	100,553	97,783	209,433	204,144

Gross profit	12,853	26,021	27,860	59,393

Operating expenses
Research and development	639	491	1,228	951
Sales and marketing	2,489	2,257	5,047	4,704
General and administrative	5,462	5,188	12,428	10,517

Total operating expenses	8,590	7,936	18,703	16,172

Operating income	4,263	18,085	9,157	43,221
Other income and expense
Interest income	301	484	707	800
Interest expense	64	37	237	72
Other income, net	54	13	178	54

Income before provision for income taxes	4,554	18,545	9,805	44,003
Provision for income taxes	(1,488)	(5,999)	(3,086)	(14,125)

Net income	$3,066	$12,546	$6,719	$29,878

Net income per share
Basic	$0.13	$0.52	$0.27	$1.23
Diluted	$0.12	$0.49	$0.27	$1.18
Shares used in computing net income per share
Basic	24,502,871	24,340,350	24,477,412	24,272,902
Diluted	25,146,270	25,498,995	25,160,254	25,332,917

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$6,719	$29,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,951	6,906
Provision for doubtful accounts	(555)	(4)
Deferred taxes	16	—
Stock-based compensation expense	1,483	902
Loss on disposal of equipment	46	70
Changes in operating assets and liabilities
Accounts receivable	4,000	(28,975)
Inventories	(3,494)	(5,368)
Due to/from affiliates, net	22	77
Other current assets	332	(247)
Other assets	(2,631)	(1,235)
Accounts payable	(7,672)	4,600
Accrued liabilities	(1,025)	(1,249)
Income tax payable	2,554	3,125
Other current liabilities	77	(16)
Other liabilities	(46)	(34)

Net cash provided by operating activities	8,777	8,430

Cash flows from investing activities
Sale (purchase) of short term investments	3,750	(6,000)
Cash paid for property and equipment	(16,405)	(15,027)
Purchases of software and capitalized internal-use software	(96)	(366)
Deposits on property and equipment	(999)	(1,956)
Proceeds from sale of equipment	300	469
Decrease (increase) in restricted cash, net	(80)	1,993

Net cash used in investing activities	(13,530)	(20,887)

Cash flows from financing activities
Payments on line of credit	(2,000)	—
Proceeds from exercise of stock options	300	1,329
Income tax benefit related to stock option exercise	277	1,070

Net cash (used in) provided by financing activities	(1,423)	2,399

Effect of exchange rate changes on cash	2,175	794

Net decrease in cash	4,001	9,264
Cash and cash equivalents at beginning of period	24,460	38,253

Cash and cash equivalents at end of period	$20,459	$28,989

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60% and 61% of the Company’s outstanding common stock as of March 31, 2007 and September 30, 2006, allowing Wearnes to exercise operating control over the Company.

2. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”) and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc.; and one located in Arizona, Aurora Optical, Inc. (“Aurora Optical”). All significant intercompany transactions and balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements as of March 31, 2007 and for the three- and six-month periods ended March 31, 2007 and 2006 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 3, 2007) is included on page 1. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Short-Term Investments

Short-term investments consist of certain marketable debt securities, which consist primarily of auction rate obligation securities of short to intermediate term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value, which approximates amortized cost.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Inventories

Inventories are comprised of the following:

	March 31, 2007	September 30, 2006
Raw materials and supplies	$23,577	$23,202
Work-in-progress	17,797	18,488
Finished goods	18,550	14,740

	$59,924	$56,430

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2007	September 30, 2006
Land	$4,054	$4,054
Building	34,966	29,042
Machinery and equipment	108,253	96,772
Furniture and fixtures	4,205	3,823
Leasehold improvements	2,848	2,900

	154,326	136,591
Accumulated depreciation	(48,595)	(41,360)

	$105,731	$95,231

Depreciation expense for the six months ended March 31, 2007 and 2006 was $8,683 and $6,619, respectively.

Included in other assets as of March 31, 2007 and September 30, 2006 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the six months ended March 31, 2007 and 2006 was $268 and $287, respectively.

Warranty

The Company warrants its products from 2 to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in product warranty accrual for the three months ended March 31, 2007 and 2006 were as follows:

	Warranty Accrual Balance at December 31,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2007	$1,629	$(1,621)	$1,791	$1,799
2006	1,313	(898)	722	1,137

Changes in product warranty accrual for the six months ended March 31, 2006 and 2005 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2007	$1,285	$(3,128)	$3,642	$1,799

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2006	1,439	(1,190)	888	1,137

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three and six months ended March 31, 2007 and 2006 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and six months ended March 31, 2007 and 2006, the comprehensive income was $3,999, $8,894, $13,173 and $30,672, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the three and six months ended March 31, 2007 and 2006, foreign exchange transaction gains and losses were included in other expenses and were net gains of $21, $119, and net losses of $130 and $91, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Basic weighted-average number of common shares outstanding	24,502,871	24,340,350	24,477,412	24,272,902
Dilutive effect of outstanding stock options and restricted stock units	643,399	1,158,645	682,842	1,060,015

Diluted weighted-average number of common and potential common shares outstanding	25,146,270	25,498,995	25,160,254	25,332,917

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	225,619	—	197,142	—

Commitments and Contingencies

Pending MFS Offer

In March 2006, the Company announced a proposed offer (the “Offer”) to acquire all of the outstanding ordinary shares of MFS Technology Ltd (“MFS”), a related party publicly traded in Singapore and a subsidiary of WBL Corporation Limited

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

(“WBL Corporation”). If the Offer closes, it may significantly reduce the Company’s excess borrowing capacity as it may require the Company to incur up to $241,300 in debt. This figure assumes WBL Corporation will tender its MFS shares for stock consideration pursuant to the terms of the Offer, and not for cash. On March 16, 2007, WBL Corporation announced that its board of directors will seek stockholder approval to vote its shares of the Company’s common stock to approve the Offer and to tender its shares of MFS for stock consideration in the Offer. However, if WBL Corporation were to tender its MFS shares for cash instead of stock, an additional $283,000 in cash would be required to be obtained by the Company. If the Offer closes, and if the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern. As of March 31, 2007 and September 30, 2006 the Company had capitalized $6,920 and $4,450, respectively, in deferred transaction costs relating to the Offer which will be expensed if the transaction is terminated.

Litigation

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

On October 11, 2006, the Company filed a suit in the U.S. District Court for the Central District of California against Stark Investments and its affiliated funds (“Stark”) regarding Stark’s Form 13D. This case was dismissed by the court in December 2006, with leave to amend, and the Company decided not to refile such claim. In addition, on January 19, 2007, Stark and the Company voluntarily agreed to dismiss without prejudice the litigation brought in November 2006 by Stark against the Company, the Special Committee and Philip A. Harding, in which Stark had alleged that the defendants breached their fiduciary duties by interfering with the Company’s stockholder vote on the Offer and sought to enjoin the defendants from taking any action that would compel any of the Company’s stockholders to vote either for or against the Offer. The dismissal without prejudice followed the Company’s extension of the deadline for the fulfillment of the pre-conditions to the Offer from December 31, 2006 to March 31, 2007. The Company has since extended the deadline for the fulfillment of the pre-conditions to the Offer again to June 30, 2007. Both extensions were at the request of the Singapore Securities Industry Council.

On October 17, 2006, the Company filed suit in the Chancery Court for the State of Delaware against WBL Corporation (the Company’s majority stockholder) and certain of its affiliates asserting claims for declaratory and injunctive relief arising from the WBL Corporation undertaking agreement, which expired December 31, 2006, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserted that such relief was necessary to prevent WBL Corporation from taking action which the Company believed would harm the Company and its minority stockholders, in breach of WBL Corporation’s fiduciary duties as a controlling stockholder. On February 2, 2007, the Chancery Court dismissed this action for, among other things, lack of personal jurisdiction.

In addition, from time to time, the Company may be party to lawsuits in the ordinary course of business.

Other Commitments

As of March 31, 2007 and September 30, 2006, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $6,760 and $8,320, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the six months ended March 31, 2007 and for the year ended September 30, 2006 are equal to $5,091 and $4,979, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects, if any, which the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which sets forth the SEC’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year. Under SAB No. 108, companies should evaluate a misstatement that existed in a prior year based on its impact on the current year’s income statement, as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet. SAB No. 108 will become effective for annual financial statements covering the first fiscal year ending after November 15, 2006 . The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 (“FAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS No. 159 on its consolidated financial statements.

Significant Concentrations

For the three and six months ended March 31, 2007 and 2006, 68%, 73%, 89% and 90%, respectively, of the Company’s net sales were realized from customer A and its subcontractors. For the three and six months ended March 31, 2007 and 2006, 17%, 15%, 2% and 1%, respectively, of the Company’s net sales were realized from customer B and its subcontractors.

3. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007 and 2006, the Company has recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technologies (M) Sdn. Bhd., a subsidiary of MFS; (c) Wearnes Global Suzhou, a subsidiary of Wearnes; and (d) Wearnes Technology (Private) Limited (“Wearnes Tech”). As discussed in Note 1, Wearnes owns approximately 60% and 61% of the Company’s common stock as of March 31, 2007 and September 30, 2006, respectively. MFS is an indirect subsidiary of WBL Corporation.

Net amounts due from/to affiliated companies comprise the following:

	March 31, 2007	September 30, 2006
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$223	$223
Wearnes Global Suzhou	45	44

	$268	$267

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	March 31, 2007	September 30, 2006
Due to affiliates
Wearnes Tech	$49	$41
Wearnes Global Suzhou	67	52
Wearnes Hollingsworth Corporation	324	324

	$440	$417

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of March 31, 2007 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($25,837 at March 31, 2007). The lines of credit will mature in January 2008 and bear interest at LIBOR (5.35% at March 31, 2007) plus 0.6%. As of March 31, 2007, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($10,335 at March 31, 2007) and the other for $10,000. The line of credit will mature in July 2007 and bears interest at 5.02% for the RMB facility and LIBOR (5.35% at March 31, 2007) plus 0.75% for the USD facility, which is payable quarterly. As of March 31, 2007, and September 30, 2006, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR (5.36% at March 31, 2007) plus 1.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. As of March 31, 2007, and September 30, 2006, the Company had outstanding borrowings of $2,000 and $4,000 under this line of credit, respectively.

The Company is required under the line of credit with NLG to maintain certain financial ratios and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of March 31, 2007, and September 30, 2006, the Company was in compliance with these covenants with NLG.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2007	September 30, 2006	March 31, 2007	September 30, 2006
Line of credit (BC)	$25,837	$12,644	$—	$—
Line of credit (SPDB)	20,335	20,115	—	—
Line of credit (NLG)	13,000	11,000	2,000	4,000

	$59,172	$43,759	$2,000	$4,000

6. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country where the legal entity which originates the sales is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales
United States	$110,043	$119,260	$226,807	$248,991
China	62,875	58,409	123,756	135,258
Eliminations	(59,512)	(53,865)	(113,270)	(120,712)

Total	$113,406	$123,804	$237,293	$263,537

Operating income / (loss)
United States	(735)	13,267	3,015	22,105
China	4,998	4,818	6,142	21,116

Total	$4,263	$18,085	$9,157	$43,221

Depreciation and amortization
United States	886	991	1,759	1,862
China	3,786	2,630	7,192	5,044

Total	$4,672	$3,621	$8,951	$6,906

Capital expenditures
United States	312	5,929	1,121	6,282
China	6,733	4,116	16,379	11,067

Total	$7,045	$10,045	$17,500	$17,349

	March 31, 2007	September 30, 2006
Total assets
United States	$264,020	$252,074
China	150,110	148,868
Eliminations	(84,220)	(73,897)

Total	$329,910	$327,045

Long-lived assets
United States	$21,160	$20,520
China	84,703	74,840

Total	$105,863	$95,360

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

The Company’s assessment of the estimated fair value of the stock options granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes model to estimate the fair value of stock options granted. Generally, the Company’s calculation under FAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”) of the fair value for options granted is similar to the calculation of fair value under FAS No. 123, Accounting for Stock-Based Compensations (“FAS 123”) with the exception of the treatment of forfeitures. Expected forfeitures of stock options are estimated based on the historical turnover of the Company’s employees. Prior to FAS 123R, the Company recognized forfeitures under FAS 123 as they occurred. The fair value of restricted stock units granted is based on the grant date price of the Company’s common stock.

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

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the three and six months ended March 31, 2007 and 2006.

Stock Options

Stock option activity for the six months ended March 31, 2007 and 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(77,810)	3.88
Forfeited	(5,294)	10.00

Options outstanding at March 31, 2007	1,622,963	$8.08

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	1,981,705	$7.65
Exercised	(231,608)	5.74
Forfeited	(8,722)	10.00

Options outstanding at March 31, 2006	1,741,375	$7.87

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The intrinsic value of options exercised during the three and six months ended March 31, 2007 and 2006, was $972, $1,171, $7,210 and $9,650, respectively. During the three and six months ended March 31, 2007 and 2006, the Company recognized compensation expense of $573, $847, $323 and $671 respectively, related to stock options. As of March 31, 2007 and September 30, 2006, there were stock options exercisable for up to 1,266,896 and 1,215,244 shares of stock outstanding. Unearned compensation of $1,656 existed at March 31, 2007, related to non-vested stock options which will be recognized into expense over a weighted average period of 1.62 years.

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of March 31, 2007:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	276,595	1.8	$2.04	—	276,595	$2.04	—	1.8
$3.73—$4.00	407,370	2.6	3.98	—	407,370	3.98	—	2.6
$8.75	18,816	7.4	8.75	$124	12,915	8.75	$85	7.4
$10.00	699,705	7.2	10.00	3,743	465,566	10.00	2,491	7.2
$16.80—$18.08	94,935	8.2	17.48	—	44,452	17.47	—	8.2
$20.18—$20.81	68,847	7.9	20.59	—	59,998	20.65	—	7.9

	1,566,268		$7.93	$3,867	1,266,896	$7.08	$2,576

Restricted Stock Units

In December 2005, March 2006 and March 2007, the Company made restricted stock unit grants equal to 59,990, 10,800, and 160,500 shares of the Company’s common stock, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees in fiscal year 2006 vest over a period of four years with 25% vested on each of the anniversary dates of the vesting commencement date. With respect to restricted stock unit grants equal to 155,500 shares of the Company’s common stock made during March 2007, one-third of the units will vest three business days following the Company’s announcement of its 2007 fiscal year-end earnings, provided certain financial metrics are met; and one-third of the units will vest on each of November 15, 2008 and 2009. With respect to restricted stock unit grants equal to 5,000 shares of the Company’s common stock made during March 2007, the restricted stock units will vest over a three year period with one-third vesting on each of the anniversary dates of the grant date. In each of March 2006 and 2007, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the Board. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $4,038 existed at March 31, 2007, related to non-vested restricted stock units which will be recognized into expense over a weighted average period of 2.69 years. During the three and six months ended March 31, 2007 and 2006, the Company recognized compensation expense of $330, $636, $170 and $215, respectively, related to restricted stock units. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Restricted stock unit activity for the six months ended March 31, 2007 and 2006 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2006	86,890	$42.69
Granted	168,500	18.08
Vested	(13,097)	41.41
Forfeited	(1,000)	48.99

Non-vested shares outstanding at March 31, 2007	241,293	$25.55

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	70,790	44.92
Forfeited	(600)	38.65

Non-vested shares outstanding at March 31, 2006	70,190	$44.96

The exercise price of all restricted stock units is $0.

The Company realized a tax benefit of $258, $409, $118 and $203 for the three and six months ended March 31, 2007 and 2006, respectively, related to FAS 123R.

8. SUBSEQUENT EVENT

On April 12, 2007, the Company filed Amendment Number 4 to its Form S-4 Registration Statement with the SEC regarding the Offer to acquire all of the outstanding shares of MFS.

In April 2007, a $920 cancellation fee was negotiated and received from a subcontractor of a customer that declared bankruptcy in the fourth quarter of fiscal 2006, at which time the Company reserved their entire inventory balance. The $920 was applied as a credit to cost of goods sold in the third quarter ending June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements, as well as information pertaining to the Offer to acquire the outstanding shares of MFS. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, the impact of competition and of technological advances, whether the Offer is made and completed, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended March 31, 2007 and 2006

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	88.7	79.0

Gross profit	11.3	21.0

Operating expenses:
Research and development	0.6	0.4
Sales and marketing	2.2	1.8
General and administrative	4.8	4.2

Total operating expenses	7.6	6.4

Operating income	3.7	14.6
Interest income	0.3	0.4
Interest expense	0.0	0.0
Other income, net	0.0	0.0

Income before provision for income taxes	4.0	15.0

	Three Months Ended March 31,
	2007	2006
Provision for income taxes	(1.3)	(4.9)

Net income	2.7%	10.1%

Net Sales. Net sales decreased from $123.8 million for the three months ended March 31, 2006 to $113.4 million for the three months ended March 31, 2007. The decrease of $10.4 million, or 8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to a decline in net sales to the wireless telecommunications sector of $8.7 million, which accounted for approximately 91% of total net sales for the three months ended March 31, 2007 and 2006. The decrease in wireless telecommunications net sales is largely due to pricing decreases and lower than expected shipments to our largest customer. Sales to our largest customer, which represented 68% and 89% of our net sales in the three months ended March 31, 2007 and 2006, respectively, decreased by $32.9 million or 30% versus the comparable period in the prior year. This decrease was offset by an increase in net sales to our second largest customer from $2.0 million to $18.8 million during the three months ended March 31, 2006 and 2007, respectively, comprising 17% of total sales for the three months ended March 31, 2007. Net sales to the industrial sector, our second largest sector, were $6.2 million for the three months ended March 31, 2007, a decrease of $886,000, or 12%, as compared to the comparable period in the prior year, primarily due to order volume decreases. In addition, in comparison to the three months ended March 31, 2006, net sales to the computer/data storage sector increased 8% to $2.2 million for the three months ended March 31, 2007. Net sales to the medical sector decreased 11%, or $123,000, for the three months ended March 31, 2007 versus the comparable period in the prior year and net sales to the power supply sector decreased $347,000 or 67% from the three months ended March 31, 2006 to the three months ended March 31, 2007.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 89% for the three months ended March 31, 2007 versus 79% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales was primarily due to the softer than expected demand from our largest customer experienced during the three months ended March 31, 2007, which resulted in a lower revenue base over which to leverage our fixed costs. In addition, the cost of sales as a percentage of net sales was negatively impacted by increased yield losses resulting from the implementation of higher quality standards and the trend of our products toward higher material content.

Gross profit decreased to $12.9 million in the three months ended March 31, 2007 from $26.0 million during the comparable period in the prior year. As a percentage of net sales, gross profit decreased to 11% for the three months ended March 31, 2007 from 21% for the comparable period in the prior year. The decrease is mainly attributable to price reductions on our products as well as the increase in fixed overhead costs associated with the MFC2 expansion project. We believe that our near-term gross margins will continue to be in the range of 10% to 15%.

Research and Development. Research and development expenses increased to $639,000 for the three months ended March 31, 2007 from $491,000 for the three months ended March 31, 2006, an increase of 30%. The increase is primarily due to our increasing focus on new technologies, primarily lens applications and low profile camera modules, as well as increased research and development activities at our Anaheim location. We expect these expenses to grow as we continue to focus on product development activities.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $1.4 million for the three months ended March 31, 2007 from $1.0 million for the comparable period in the prior year, primarily as a result of higher commission structures on new programs as well as increased customer support expenses incurred to expand our international sales offices. Compensation and benefit expense decreased to $1.1 million in the second quarter of fiscal 2007 from $1.3 million in the comparable period in the prior year. As a percentage of net sales, sales and marketing expense increased due to a de-leveraging of the operating cost structure over the reduced sales volumes.

General and Administrative Expense. General and administrative expense increased by $274,000 from $5.2 million for the three months ended March 31, 2006 to $5.5 million for the three months ended March 31, 2007. This increase is primarily attributable to the litigation expenses related to the Offer. We had capitalized $6.9 million in deferred transaction costs in relation to the Offer as of March 31, 2007, which will be expensed if the transaction is terminated.

Interest Income. Interest income decreased to $301,000 for the three months ended March 31, 2007 from $484,000 for the three months ended March 31, 2006. The decrease in interest income is attributable to the lower average cash and short-term investment balance carried during the three months ended March 31, 2007 versus the comparable period in the prior year.

Interest Expense. Interest expense increased slightly to $64,000 for the three months ended March 31, 2007 from $37,000 for the three months ended March 31, 2006. The slight increase is attributable to the interest expense we incurred on the NLG line of credit which carried a balance throughout the three months ended March 31, 2007.

Other Income, Net. Net other income increased slightly to $54,000 for the three months ended March 31, 2007 from $13,000 for the comparable period in the prior year. The slight increase is attributable primarily to an increase on foreign currency exchange during the three months ended March 31, 2007 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases in U.S. Dollars and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for the three months ended March 31, 2007 was 33% versus 32% for the comparable period in the prior year. The higher effective tax rate for the three months ended March 31, 2007 is a function of the impact of favorable discrete tax adjustments which reduced the effective tax rate for the three months ended December 31, 2006 to 30%. We have forecasted an effective tax rate of 32% for the fiscal year 2007.

Comparison of the Six Months Ended March 31, 2007 and 2006

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Six Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	88.3	77.5

Gross profit	11.7	22.5

Operating expenses:
Research and development	0.5	0.3
Sales and marketing	2.1	1.8
General and administrative	5.3	4.0

Total operating expenses	7.9	6.1

Operating income	3.8	16.4
Interest income	0.3	0.3
Interest expense	0.1	0.0
Other income, net	0.1	0.0

Income before provision for income taxes	4.1	16.7
Provision for income taxes	(1.3)	(5.4)

Net income	2.8%	11.3%

Net Sales. Net sales decreased from $263.5 million for the six months ended March 31, 2006 to $237.3 million for the six months ended March 31, 2007. The decrease of $26.2 million, or 10% for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 was primarily attributable to a decline in net sales to the wireless telecommunications sector of $22.8 million, or 10%, which accounted for approximately 91% of total net sales for both periods. The decrease in wireless telecommunications net sales is largely due to price reductions and reduced volumes sales to our largest customer, which we believe are attributable to increased competition with a larger number of flex circuit suppliers as well as overall softer demand from this customer. Sales to our largest customer, which represented 73% and 90% of our net sales in the six months ended March 31, 2007 and 2006, respectively, decreased by $63.3 million or 27% versus the comparable period in the prior year. This decrease was offset by an increase in net sales to our second largest customer, which comprised 15% of total sales for the six months ended March 31, 2007 versus less than 1% for the comparable period in the prior year. Net sales to our second largest customer increased from $2.2 million in the first two quarters of fiscal 2006 to $35.5 million for the six months ended March 31, 2007 due to the continuation of high-volume orders which were initiated in the prior fiscal year.

Net sales to the industrial sector, our second largest sector, decreased 13% or $1.9 million, to $12.8 million for the six months ended March 31, 2007 versus $14.7 million in the comparable period in the prior year. The decrease in the industrial sector is primarily attributable to order volume. In addition, in comparison to the six months ended March 31, 2006, net sales to the computer/data storage sector increased 8% to $4.3 million for the six months ended March 31, 2007 and net sales to the power supply sector decreased 48% to $459,000 for the six months ended March 31, 2007. Net sales to the medical sector remained relatively flat for the six months ended March 31, 2007 and 2006.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 88% for the six months ended March 31, 2007 versus 78% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales is attributable to the slow down in sales that occurred during the first half of fiscal 2007 which resulted in a de-leveraging of our fixed overhead expenses. In addition, the increased yield losses resulting from the implementation of higher quality standards as well as the trend towards higher component content in our products had a negative impact on our cost of sales as a percentage of net sales ratio.

Gross profit decreased to $27.9 million in the six months ended March 31, 2007 versus $59.4 million for the comparable period in the prior year, a decrease of 53%. As a percentage of net sales, gross profit decreased to 12% for the first half of fiscal 2007 versus 22% for the first half of the prior fiscal year. The decrease is primarily due to price reductions on our products as well as an unexpected slow down in demand from our largest customer. The pass through pricing associated with the higher component content products which has little opportunity for mark-up also negatively impacted our gross profit percentage. Further, the unusually high sales to our largest customer in the first quarter of fiscal 2006 resulted in favorable leveraging of fixed costs over increased sales volume, which we were not able to attain in the first half of fiscal 2007.

Research and Development Expense. Research and development expense increased to $1.2 million for the six months ended March 31, 2007 from $951,000 in the comparable period in the prior year, an increase of 26%. The increase is due to our increasing focus on new technologies, primarily lens applications and low profile camera modules, as well as increased research and development activities at our Anaheim location.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $2.6 million for the six months ended March 31, 2007 from $2.2 million for the first half of fiscal 2006. The increase is primarily due to higher commission structures related to new programs as well as increased customer support expenses incurred to expand our international sales offices. Compensation and benefit expenses remained relatively constant at $2.4 million for the six months ended March 31, 2007 and $2.5 million for the comparable period in the prior year. As a percentage of net sales, sales and marketing expense increased due to a decline in the leveraging of the operating cost structure over the reduced sales volumes.

General and Administrative Expense. General and administrative expense increased from $10.5 million for the six months ended March 31, 2006 to $12.4 million for the six months ended March 31, 2007. The $1.9 million increase was primarily due to the litigation expenses related to the Offer of approximately $1.4 million. In addition, general and administrative expense increased due to administrative headcount additions in China as well as increased stock based compensation expense. We have capitalized $6.9 million in deferred transaction costs in relations to the Offer as of March 31, 2007, which will be expensed if the transaction is terminated.

Interest Income. Interest income decreased from $800,000 for the six months ended March 31, 2006 to $707,000 for the six months ended March 31, 2007. The decrease is attributable to the lower average cash and short term investment balance carried in the first half of fiscal 2007 versus the comparable period in the prior year.

Interest Expense. Interest expense increased to $237,000 for the six months ended March 31, 2007 from $72,000 for the six months ended March 31, 2006. The increase is attributable to the interest expense we incurred on the NLG line of credit which carried a balance throughout the first half of fiscal 2007.

Other Income, Net. Net other income increased to $178,000 for the six months ended March 31, 2007 from $54,000 for the comparable period in the prior year. The increase is primarily due to an increase on foreign currency exchange during the six months ended March 31, 2007 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases in U.S. Dollars and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for the six months ended March 31, 2007 was 31% versus 32% for the comparable period of the prior year. The lower effective tax rate was due primarily to the tax impact relating to prior year adjustments recognized as discrete items in the three months ended December 31, 2006. We expect the overall effective tax rate for fiscal 2007 to be 32%.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses, together with the uses described below if the Offer proceeds, will continue to be our principal uses of cash in the future. Cash and cash equivalents were $20.5 million at March 31, 2007 and $24.5 million at September 30, 2006.

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

In addition, if the Offer closes, it would likely significantly reduce our excess borrowing capacity, since the Offer could involve the payment of up to $241.3 million in cash (assuming WBL Corporation were to tender its MFS shares for stock consideration pursuant to the terms of the Offer), and we would be required to finance substantially all, or all, of such amount. If the Offer closes and the substantial debt of $241.3 million (assuming all stockholders except WBL Corporation tender for cash) is incurred, the combined company would have to manage substantial debt service payments. If the financial performance of the combined company was to continue to deteriorate, the debt service could result in the combined company not being able to continue as a going concern without restructuring the debt or additional capital.

During the six months ended March 31, 2007, net income of $6.7 million, adjusted for depreciation and amortization, income tax benefit related to stock option exercise, loss on equipment disposal, stock-based compensation expense, provision for doubtful accounts and loss on equity investment, generated $16.7 million of operating cash. This amount was decreased by $7.9 million used by working capital.

Changes in the principal components of working capital for the six months ended March 31, 2007 were as follows:

•

Our net accounts receivable decreased 3% to $106.1 million at March 31, 2007 from $109.5 million at September 30, 2006. The decrease in outstanding accounts receivable was attributable to lower monthly sales during the six months ended March 31, 2007. Our net inventory balance increased to $59.9 million at March 31, 2007 from $56.4 million at September 30, 2006, an increase of 6%. The principal reasons for this increase were decreased pulls from the hubs as well as increased raw material levels related to the higher component content of our products. Our accounts payable balance decreased to $62.5 million at March 31, 2007 from $70.1 million at September 30, 2006, a decrease of 11%, as a result of shorter payment terms associated with a large vendor.

Our principal investing and financing activities for the six months ended March 31, 2007 were as follows:

•

Net cash used in investing activities was $13.5 million for the six months ended March 31, 2007. Capital expenditures included $17.4 million of capital equipment. As of March 31, 2007 and September 30, 2006, we had outstanding purchase commitments related to MFC2 capital projects which totaled $6.8 million and $8.3 million, respectively. In addition, proceeds from the sale of short term investments generated $3.8 million in cash flow.

•

Net cash used in financing activities was $1.4 million for the six months ended March 31, 2007 and consisted of a $2.0 million payment on the NLG line of credit offset by $300,000 in proceeds from the exercise of stock options as well as a $277,000 income tax benefit related to the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2007 and September 30, 2006, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank and Bank of China and $2.0 million and $4.0 million, respectively, was outstanding under our loan agreement with NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level; however, if we make the Offer and it closes, we will be extremely vulnerable to interest rate risk in the future given the substantial debt we will likely incur.

We derive a substantial portion of our sales outside of the United States. Approximately $340 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2006 was made in U.S. Dollars. The balance of our sales is denominated in RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.0 RMB and 7.8 per U.S. Dollar for the fiscal year ended September 30, 2006 and the six months ended March 31, 2007, respectively. Transactions in RMB represent approximately 5% and 1.1% of total net sales from foreign customers for the fiscal year ended September 30, 2006 and the six months ended March 31, 2007, respectively. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar and adjusted the exchange rate from 8.3 to 8.1. A 0.3% maximum daily appreciation against the U.S. Dollar limit was established by the PBOC. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during such quarter, we discovered deficiencies relating to our information technology department and systems that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have a timeline and a schedule of activities that we believe are appropriate to comply with the requirements of Section 404.

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

On October 11, 2006, we filed a suit in the U.S. District Court for the Central District of California against Stark regarding Stark’s Form 13D. This case was dismissed by the court in December 2006, with leave to amend, and we decided not to refile such claim. In addition, on January 19, 2007, Stark and M-Flex voluntarily agreed to dismiss without prejudice the litigation brought in November 2006 by Stark against M-Flex, the Special Committee and Philip A. Harding, in which Stark had alleged that the defendants breached their fiduciary duties by interfering with our stockholder vote on the Offer and sought to enjoin the defendants from taking any action that would compel any of our stockholders to vote either for or against the Offer. The dismissal without prejudice followed our extension of the deadline for the fulfillment of the pre-conditions to the Offer from December 31, 2006 to March 31, 2007. We have since extended the deadline for the fulfillment of the pre-conditions to the Offer again to June 30, 2007. Both extensions were at the request of the Singapore Securities Industry Council.

On October 17, 2006, we filed suit in the Chancery Court for the State of Delaware against WBL Corporation (our majority stockholder) and certain of its affiliates asserting claims for declaratory and injunctive relief arising from the WBL Corporation undertaking agreement, which expired December 31, 2006, in which WBL Corporation agreed to vote its M-Flex shares in favor of the Offer. The complaint asserted that such relief was necessary to prevent WBL Corporation from taking action which we believed would harm us and our minority stockholders, in breach of WBL Corporation’s fiduciary duties as a controlling stockholder. On February 2, 2007, the Chancery Court dismissed this action for, among other things, lack of personal jurisdiction.

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. These risk factors supersede in their entirety any prior version contained in our filings with the SEC, other than the risks relating to MFS as set forth in our registration statement on Form S-4, as amended.

Risks Related to Our Business

We depend on Motorola and subcontractors of Motorola for a significant portion of our net sales and if we lose business with these customers, our net sales would decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended March 31, 2007, 68% of our net sales were to Motorola and approximately 13 of its subcontractors. Several subcontractors of Motorola also have, from time to time, constituted significant customers of ours.

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

In addition, even if we are able to increase sales to other customers, we still expect to have a small number of customers to whom we would make significant sales.

We are heavily dependent upon the wireless telecommunications industry, and in particular, the handset market, and any downturn in the industry may reduce our net sales.

For the three months ended March 31, 2007, 91% of our net sales were derived from sales to companies that provide products or services to the wireless telecommunications industry. In general, the wireless telecommunications industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless telecommunications industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the telecommunications market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any orders from our customers, and our net sales will be harmed if we are unable to obtain a sufficient number of orders from, or ship a sufficient number of products to, customers in each quarter. In addition, our customers may cancel, change or delay product purchase orders with little or no advance notice to us. Business practices of certain customers may change from sales on a purchase order basis to sales on a master purchase contract basis, which may affect the way we do business with those customers. Also, we believe customers may be increasing the number of vendors upon which they rely for manufacturing. Qualification of additional vendors for an application for which we are also qualified may result in our net sales being lower than our forecast of sales. As a result of the foregoing factors, we are not able always to forecast with certainty the net sales that we will make in a given period and sometimes we may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. The following factors, among others, affect our ability to forecast accurately our net sales and production capacity:

•	changes in the specific products or quantities our customers order;

•	variability in our manufacturing yields;

•	long lead times and advance financial commitments for our plant and equipment expenditures;

•	long lead times and advance financial commitments for components required to complete anticipated customer orders; and

•	price reductions due to competitive pressure.

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials or components, since we are often required, and in the past year, we have experienced a trend where we are more often being required, to purchase materials and components before a customer becomes contractually committed to an order in order to be able to timely deliver such order to the customer. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled. For example, late in fiscal 2006, we incurred $3 million in write-downs and reserves as a result of the bankruptcy of one of our customers, which had a material impact on our earnings in the fourth quarter of fiscal year 2006 (although a certain portion of this amount was recovered in the second quarter of fiscal 2007).

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

We cannot be certain that our current products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for their products. In addition, our long-term strategy relies in part on new technologies and products. We cannot be certain that our new technology and products will be selected by customers, especially if we are unable to obtain certain industry approval, including Underwriters Laboratory approval for our charger products. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities, if we do not execute our operational and strategic plans for new products in a timely manner or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

WBL Corporation beneficially owns 60% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 60% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of the outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock. Given that WBL Corporation has the ability to block any proposed issuance of shares that would reduce its effective ownership to less than a majority of our common stock, measured on an effective ownership basis, WBL Corporation could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock.

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

We believe that WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders, including, for example, as a result of WBL Corporation’s substantial ownership of MFS. For example, WBL Corporation has announced that it supports completion of the Offer even though our Special Committee has recommended against it and believes that it could cause substantial harm to us.

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

WBL Corporation’s ordinary shares are listed on the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. The requirement for WBL Corporation to obtain its stockholders’ approval to accept the Offer was waived by the Singapore Exchange Securities Trading Limited on April 24, 2006. However, WBL Corporation has informed us that it can no longer rely on such waiver and WBL Corporation must now seek its stockholders’ approval to accept or reject the Offer. WBL Corporation has recommended to its shareholders that they approve the Offer, even though our Special Committee has recommended against it.

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

•

an issuance of shares of our common stock in an offering other than a public offering at a price less than fair market value if the number of shares being sold exceed 20% of our then outstanding common stock.

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

The development and evolution of markets for our flexible printed circuit products depend on industry standards. Our products are designed to conform to current specific industry standards, such as operating temperature range. Competing standards may emerge that are preferred by our customers. We will need to make capital expenditures to support technological advances and to develop and manufacture new products and product features that our customers demand. In addition, any new product we introduce may have competing technologies available from which we may have to choose. If we choose technology or a standard that does not become the industry standard, we may be unable to sell those products or we may be unable to obtain a supplier for the raw materials for such products.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability and may be subject to substantial penalties by our customers. Low yields may result from, among other things, design errors, manufacturing failures in new or existing products or the inexperience of new employees. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses. Further, we have not yet manufactured camera modules in high-volume production, and we may encounter difficulties in doing so. Any such difficulties could harm our ability to sustain or grow our business.

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

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use raw materials and components that have been pre-qualified by them, which further limits the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. In addition, suppliers of certain of our raw materials and components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such raw materials and components. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive raw materials or components on a timely or cost-effective basis.

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our revenue. During the three months ended March 31, 2007, we purchased greater than 90% of all materials used to make flexible printed circuits from four sources, E.I. Dupont de Nemours & Co., Mitsui Plastic, Inc., 3M Worldwide and Rogers Corporation.

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

•

unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and affect our effective income tax rate due to profits generated or lost in foreign countries;

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

•	public health emergencies such as SARS and avian flu.

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

China’s legal and regulatory systems embody uncertainties that could harm our business operations.

Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, changes in the regulations or policies in China generally, or specifically in Suzhou where our factories are located, may affect our ability to conduct or expand our business. For example, we have been informed that the local government in Suzhou recently announced that the printed circuit board, or PCB, business is no longer considered by the local government to be a high-tech industry, and as such, it is no longer an encouraged industry to migrate to, or expand in, the local area. Although this has not affected our operations to date, if the government were to expand this to cover flexible printed circuit board businesses, it could adversely affect our ability to maintain or expand operations in Suzhou.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability to timely and in a cost-effective manner hire new employees, particularly in our Suzhou, China location;

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	implementing and improving our operational and financial systems, procedures and controls, including our computer systems;

•	managing operations in multiple locations and multiple time zones;

•

the ability to timely and in a cost-effective manner increase our manufacturing capacity or build new manufacturing facilities in order to meet customer demands, the failure of either of which could cause customers to take their business to our competitors; and

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

The following factors could affect our ability to obtain additional capital on favorable terms, or at all:

•	our existing debt to income levels if we are required to proceed with the Offer and borrow up to approximately $241.3 million to pay a portion of the purchase price for MFS;

•	our results of operations;

•	general economic conditions and conditions in the electronics industry;

•	the perception of our business in the capital markets;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects;

•	WBL Corporation’s approval, if required;

•	the international aspects of our business, including the foreign location of a majority of our physical assets and the fact that a majority of our customers are located overseas; and

•	interest rates.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, will expire on December 31, 2007. After this time, MFC1 will be subject to an income tax rate of 25%, based on current law.

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

The National People’s Congress, China’s top legislature, passed the Unified China Corporate Income Tax Law on March 16, 2007. The new corporate income tax rate of 25% will come into effect on January 1, 2008. Unused tax holidays for existing foreign invested enterprises will be grandfathered until they expire. MFC1’s tax holiday will expire on December 31, 2007. MFC2’s first and second tax holidays will expire on December 31, 2008 and 2010, respectively. We have analyzed the tax impact of this law change and have reflected such impact as a discrete item in the three months ended March 31, 2007.

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

We also rely on patent protection for the intellectual property that we have developed. It is possible that a third party may challenge the validity of any of these patents, or circumvent the patents by developing competing products based on technology that does not infringe our patents. Consequently, our patents may not provide meaningful protections against competition for these products. Further, in some countries outside the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities in China could be substantial.

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $132,000 and $129,000 of restricted cash at March 31, 2007 and September 30, 2006, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted. We also may be limited in our ability to finance an acquisition through the issuance of convertible debt or equity as a result of our stockholders agreement with WBL Corporation, which requires WBL Corporation’s approval before we issue securities which would dilute its effective ownership below 50% of our outstanding common stock.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended March 31, 2007 our stock price traded between $63.10 and $14.77 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.5 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in each of our fiscal year-end annual reports by Section 404 of the Sarbanes-Oxley Act, or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. During the three months ended March 31, 2007, we discovered deficiencies relating to our information technology department and systems that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. We have a timeline and a schedule of activities that we believe are appropriate to comply with the requirements of Section 404.

If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting. If we do not complete our testing with sufficient time for independent registered public accounting firm to complete their audit of internal control over financial reporting, we may not be compliant with all of the requirements under Section 404 since we may not receive an unqualified report on internal control over financial reporting, and our business and stock price may be adversely affected.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our ability to sell our products at specific prices, our effectiveness in managing manufacturing processes and costs and the degree to which we are able to utilize our available manufacturing capacity. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below our expectations or the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of March 31, 2007, we had 24,534,278 shares of common stock outstanding and 1,278,896 shares subject to unexercised options and restricted stock units that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. In addition, if the Offer closes, and assuming full acceptance of the Offer and full election of the stock consideration by MFS shareholders, we will issue up to approximately 9.6 million shares of common stock in the Offer (assuming holders of options with respect to 6.3 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), of which approximately up to 4.3 million shares held by stockholders other than WBL Corporation will be freely tradable six months after the closing of the Offer. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Risks Relating to the Offer to Acquire All of the Issued and Outstanding Shares of MFS

In light of MFS’ recent financial performance, we believe that the consummation of the Offer would cause serious harm to M-Flex.

Our Special Committee and board of directors have withdrawn their recommendation for the Offer because they have determined that the acquisition of MFS under the existing price and current terms of the Offer is not in the best interests of us or our stockholders, and could cause serious harm to our business, financial condition and results of operations. This belief is based on, among other things, MFS’ financial performance since March 2006.

Since the announcement of the Offer in March 2006, MFS’ financial performance has been materially worse than the growth trends that MFS’ management expressed in public filings. Specifically, our Special Committee and board of directors had premised their original approval and recommendation for the Offer on substantially higher estimates of MFS’ operating results than those achieved by MFS in the past year, reflecting the growth trend that MFS’ management had expressed in public filings it expected to continue, barring any unforeseen circumstances.

Following is a brief summary of those results as compared to the comparable period in the prior fiscal year. The financial results for MFS for the quarters ended June 30, 2005 and 2006, September 30, 2005 and 2006, December 31, 2005 and 2006 and March 31, 2006 and 2007 have been obtained from public information filed by MFS with the SGX and have not been subject to audit. This MFS financial information has been included for informational purposes as our Special Committee believes it is relevant to evaluating the trends in MFS’ business. We were not involved in the preparation of such MFS financial information and have not been able to perform due diligence procedures on, or otherwise verify, such financial results.

Reported Financial Results of MFS for the Three-Month Periods Ended June 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	June 30, 2005		June 30, 2006		% Change
	(unaudited)		(unaudited)
Sales	S$	78.5	S$	71.9	(8)%
Gross Profit		11.1		5.8	(48)%
Net Income		6.5		1.0	(85)%

Reported Financial Results of MFS for the Three-Month Periods Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005		September 30, 2006		% Change
	(unaudited)		(unaudited)
Sales	S$	93.3	S$	89.0	(5)%
Gross Profit		13.5		10.0	(26)%
Net Income		8.2		4.2	(49)%

Reported Financial Results of MFS for the Full Fiscal Years Ended September 30, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	September 30, 2005		September 30, 2006		% Change
Sales	S$	379.5	S$	383.4	1%
Gross Profit		59.5		60.6	2%
Net Income		35.0		29.3	(16)%

Reported Financial Results of MFS for the Three-Month Periods Ended December 31, 2005 and 2006

(in millions of Singapore Dollars, except percentages)

	December 31, 2005		December 31, 2006		% Change
	(unaudited)		(unaudited)
Sales	S$	120.1	S$	106.2	(12)%
Gross Profit		25.0		17.6	(30)%
Net Income		14.4		9.1	(37)%

Reported Financial Results of MFS for the Three-Month Periods Ended March 31, 2006 and March 31, 2007

(in millions of Singapore Dollars, except percentages)

	March 31, 2006		March 31, 2007(1)		% Change
	(unaudited)		(unaudited)
Sales	S$	101.4	S$	91.6	(10)%
Gross Profit		18.7		12.9	(31)%
Net Income		9.6		6.2	(35)%

In addition, MFS’ backlog at June 30, 2006 was S$170 million, at September 30, 2006 was S$143 million, at December 31, 2006 was S$183 million, and at March 31, 2007 was S$136 million. MFS indicated that the 16% decline from June to September 2006 was attributable to weaker demand from key customers, continued weakening of the U.S. Dollar impacting U.S. sales and price reductions given to key customers. MFS also indicated that lower utilization of manufacturing facilities combined with increased prices for raw materials further impacted gross profits. In announcing its backlog at March 31, 2007, MFS noted “reduced bookings by a major customer.” In addition, MFS noted that some of the orders included in backlog are spread over a period of up to twelve months.

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

Certain hedge funds affiliated with Stark Investments, Inc., or the Stark hedge funds, have interests in the Offer that may conflict with the interests of our other stockholders in light of the Stark hedge funds’ equity positions in both MFS and us.

The Stark hedge funds own approximately 18% of our outstanding common stock and at least approximately 5% or more of MFS’ outstanding shares and own approximately 48% of our shares not held by WBL Corporation or its affiliates. On November 8, 2006, the Stark hedge funds stated in a filing with the SEC that they currently intend to vote for the Offer, but that they may at a future date determine that it is in their best interest to vote against the Offer. Given that the Stark hedge funds effectively have acquired control of over a majority of our minority shares, we believe the protections of our charter which require related-party transactions to be approved by the majority of the minority shares no longer provide meaningful protection to our minority stockholders. Given that the Stark hedge funds have obtained a significant equity position in both us and MFS, there is a risk that they will vote in favor of the Offer in order to maximize their short-term economic gains as MFS shareholders, notwithstanding the Special Committee’s and board of directors’ determination that the Offer is against the best interests of our stockholders. If we are required to complete the acquisition of MFS under the existing price and current terms of the Offer and the Stark hedge funds are able to control a sufficient number of votes to approve the consummation of the Offer, then our business, financial condition and results of operations could be materially and adversely affected.

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

As a result of our actions surrounding the Offer, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. There is no guarantee that any such suits will be covered by our insurance or that such suits might not result in substantial fines, penalties or adverse judgments against us.

In addition, the Singapore Securities Industry Council, or the SIC, may review whether the actions of our board of directors and Special Committee are, from the Singapore regulatory perspective, reasonable and appropriate in light of the developments and circumstances. Any such review, if it commences, likely will involve a significant distraction to management. Further, if the SIC determines that our board of directors or Special Committee have not acted appropriately, it may impose sanctions or fines or censures on us, which may further distract our management and harm our business.

We can give no assurances as to when, or if, the Offer will proceed or close.

We are uncertain at this time as to whether WBL Corporation will vote for or against the Offer, given that its undertaking agreement to support the Offer has expired. However, on March 16, 2007, WBL Corporation announced that its board of directors will seek stockholder approval to vote its shares of M-Flex common stock to approve the Offer and tender its ordinary shares of MFS for stock consideration in the Offer. We are uncertain as to the precise date that the WBL Corporation stockholder vote will occur, although we presently believe it may occur in late May 2007. In light of WBL Corporation’s recommendation to its stockholders, we have assumed in this quarterly report that WBL Corporation will not seek to accept cash consideration. If the Offer proceeds, the closing of the Offer is subject to various specified conditions being satisfied or, if applicable, waived, including, among others:

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

If these conditions are not satisfied or, if applicable, waived, the Offer and the related transactions likely would be terminated. We have incurred approximately $6.9 million of expenses as of March 31, 2007 in connection with making the announcement of our intention to acquire all of the issued ordinary shares of MFS, which would be required to be written off immediately if the Offer does not proceed and close. Any such write-off could have a substantial impact on our earnings in the period in which it is expensed.

If the Offer is completed, the combined company may not realize any benefits of the transaction and may have a weakened financial condition.

If the Offer closes, our ability to realize any benefits of the transaction will depend, in part, on our ability to integrate the operations of the two companies following the closing of the Offer. At this time we believe that we could not begin integration activities immediately given that we would first need to qualify MFS with our customers.

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

Due to significant decreases in MFS’ net sales and net income since March 2006, we may be required to assess the amount of impairment related to the goodwill recorded for the acquisition of MFS on the date of the consummation of the acquisition and record an immediate impairment charge. For example, if the fair value of M-Flex as of the date of consummation is below the net book value of M-Flex after recording the acquisition of MFS, we would fail stage one of FAS 142 and would be required to determine if goodwill is impaired. This would include estimating the fair value of all other assets and liabilities as of the date of the completion of the transaction.

If less than 90% of the minority shares of MFS are not tendered in the Offer, the combined company will have increased operating expenses and will be limited in its ability to consolidate MFS’ operations.

If the Offer proceeds and closes, and if less than 90% of the outstanding ordinary shares of MFS (excluding the shares held by M-Flex or our related corporations or our nominees as of the date of the Offer) are tendered in the Offer, we would not be able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer, which is similar to a cash-out merger under Delaware law. As a result, we would be required to continue to operate MFS as a public company in Singapore and there may continue to be minority shareholders of MFS. If MFS is not delisted from the Official List of the Singapore Stock Exchange, we would be required to incur additional expenses each year in order to maintain the public listing of the MFS shares. These expenses would harm the combined company’s consolidated operating results by increasing general and administrative expenses. In addition, to the extent MFS has minority shareholders after completion of the Offer, the companies would be limited in the degree to which they can completely consolidate their operations.

There is a risk that the expected sales of the combined company could decrease if common customers elect to reduce their reliance on the combined company.

M-Flex and MFS share common customers. If any of these customers were to determine to reduce its order level with either company in connection with the transaction, if it occurs, the resulting reduction could adversely impact sales and profitability of the combined company, perhaps severely, depending on the magnitude of the customer. We believe that some customers that have historically relied on both companies to produce products may, if the transaction proceeds, begin to view us as a single supplier and as a consequence thereof, may reduce orders to us and MFS. If the combined company’s revenues and profitability materially decrease as a result, it is highly likely that ultimately there would be an adverse change in the combined company’s assets, business, financial condition, profits, liabilities, prospects or results of operations.

MFS owns its factories in the People’s Republic of China, or the PRC, under a joint venture with an unrelated third party and management of any significant business initiative pertaining to those factories will require approval of that party.

MFS’ factories are owned through joint ventures in which MFS owns 65% and Great Wall Information Industry Co. Ltd, or GWI, owns 35%. Any significant decisions affecting these factories will require unanimous approval of a board of managers with respect to each factory which is comprised of five individuals of which three are appointed by MFS and two are appointed by GWI. There are no dispute resolution provisions or other mechanics in the joint venture agreements between MFS and GWI, and it is possible that MFS and GWI may not always agree on the activities to be conducted by such factories. Any such dispute could significantly harm MFS’ ability to generate revenue and meet its customer commitments. In addition, there are no provisions governing the mandatory sale or buy out of the other party’s interest under the joint venture agreements. Further, if the Offer were to close and we were to decide to close or downsize any of MFS’ existing facilities, we must first obtain approval from GWI in order to take such action.

We are uncertain of the impact that intangible and fixed assets will have on the combined company’s earnings per share.

If the Offer proceeds and closes, until the closing of the Offer, we would not be able to determine with certainty the amount of the purchase price that is allocated to intangible assets and fixed assets. The greater the amount of the purchase price that is allocated to intangible assets and fixed assets, the greater the expense we will incur, which will adversely affect our earnings per share as the values of these assets are amortized and depreciated over their useful lives.

The issuance of shares of common stock to MFS shareholders in the Offer could substantially reduce the percentage ownership interests of our stockholders.

If the closing of the Offer occurs and assuming full acceptance of the Offer and full election of the stock consideration by MFS shareholders, we would effect the issuance of up to approximately 9.6 million shares of common stock to current MFS shareholders (assuming holders of options with respect to 6.3 million MFS shares exercise their options to acquire MFS shares and elect to take the stock consideration), representing approximately 28% of the approximately 34.2 million of the then outstanding shares of our common stock. If only WBL Corporation elects to receive shares of common stock and the remaining MFS shareholders elect to receive cash, we will issue up to approximately 5.3 million shares of stock in the Offer, representing approximately 18% of the approximately 29.8 million shares of our common stock then outstanding. The issuance of common stock to MFS shareholders and MFS option holders will cause a reduction in the relative percentage interest of our current stockholders. In addition, if we raise additional funds to finance the Offer through the sale of equity, or securities convertible into equity, our stockholders will experience further dilution.

Members of the companies’ respective management and boards of directors, as well as significant stockholders, have interests in the Offer that may present them with actual or potential conflicts of interest in connection with the Offer.

Our stockholders should be aware that some of our executive officers and directors have interests in the transaction that may be different from, or in addition to, the interests of our stockholders generally. M-Flex stockholders should be aware that the majority stockholder of both us and MFS is WBL Corporation, which beneficially owns 60% of our common stock and 56% of MFS’ shares. Our director Huat Seng Lim, Ph.D. is an employee of WBL Corporation and our director Mr. Choon Seng Tan is the Chief Executive Officer and a director of WBL Corporation. Officers and directors of MFS and M-Flex may become officers and directors of the combined company.

In addition, the Stark hedge funds beneficially own approximately 18% of our common stock and at least approximately 5% or more of the MFS shares. Because WBL Corporation is a majority stockholder and the Stark hedge funds are stockholders of both us and MFS, we believe that WBL Corporation and the Stark hedge funds have interests that may conflict with our interests.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

If the Offer proceeds and closes, the combined company must retain and motivate executives and other key employees to be successful. Our employees and MFS’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed, particularly if we are able to exercise our right under Section 215 of the Singapore Companies Act to compulsorily acquire those MFS shares not acquired by us pursuant to the Offer. Difficulties in integrating the operations of the two companies could impact the combined company’s ability to motivate employees and keep them focused on the strategies and goals of the combined company. Moreover, the acceleration and exercise of all MFS stock options outstanding prior to the closing of the Offer, if the Offer closes, may reduce the financial incentive for MFS employees to remain with the combined company after the Offer has closed. These circumstances may adversely affect the combined company’s ability to retain key personnel.

We expect to incur significant costs associated with the Offer.

We have incurred and will incur substantial costs in connection with the Offer and the litigation seeking to prevent the Offer and related transactions from being approved. These costs are primarily associated with the fees of financial advisors, accountants and attorneys and may include additional costs and expenses if we are sued by WBL Corporation, MFS, the Stark hedge funds, the SIC, or others, including stockholders of M-Flex and/or MFS. In addition, we have diverted significant management resources to the Offer. Whether or not the Offer closes, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

If we proceed with the Offer, and if we are unable to finance it through existing cash balances and financings, the completion of the Offer will be jeopardized.

The Offer is designed to allow MFS shareholders to elect to receive cash or shares of our common stock. If a substantial number of MFS shareholders elect to receive cash, or if our cash requirements were to increase materially because of unexpected expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, we would need to obtain additional financing beyond what we currently expect to complete the Offer. In addition, as a result of recent trends reflecting declines in the strength of the U.S. Dollar against the Singapore Dollar, the amount of cash we need to close the Offer is increasing. MFS has announced significant declines in its revenues recently, which has led to a substantial decline in its profitability. In addition, we have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. If we are unable to obtain adequate new financing on a timely basis, or on commercially acceptable terms, we may be required to delay, reduce the scope of or terminate the Offer and may be subject to certain sanctions or censure by the SIC as a result. In addition, under the terms of our stockholders agreement with WBL Corporation we cannot issue securities, including convertible debt, that would reduce the effective stock ownership of WBL Corporation below a majority of our voting stock outstanding without approval of WBL Corporation. This restriction may make it more difficult to obtain new financing.

Our term sheet with our lender OCBC, provides that it could refuse to provide financing to us for the Offer if a material adverse effect occurs (determined in its discretion), in which case we would be unable to close the Offer even if it were approved by our stockholders.

We have received a non-binding term sheet for a Facility Agreement, or Facility, with Overseas Chinese Banking Corporation, or OCBC, to provide financing for the Offer. OCBC and its affiliates are substantial stockholders in WBL Corporation. This term sheet is subject to a number of risks and uncertainties, including, for example, that it is non-binding and therefore does not require OCBC to fund the loan. Further, this non-binding term sheet includes a material adverse change provision, or MAC clause, that is much broader than the MAC clause in the Offer. According to the MAC clause, OCBC will have the right to review the terms of the Facility in the event of any adverse change in the financial condition of M-Flex Cayman and M-Flex which in the opinion of the Lender may adversely affect the successful completion of the Facility.” If, as a result of this clause, or otherwise, OCBC determines not to fund the loan, we would be unable to complete the Offer, despite the fact that our MAC clause in the pre-conditions to the Offer may not have been implicated. In such an event, our failure to close the Offer could result in the SIC imposing sanctions or fines or censures on us, that include, among other things, generally making our ability to do business in Singapore very difficult.

If the Offer closes, we will have substantially more indebtedness, which will adversely affect our cash flows and business.

We have recently experienced significant declines in our gross margins, which, if these reduced margins continue, could impair our ability to obtain or service the debt relating to the Offer. In addition, MFS has also announced significant year-over-year declines in its revenues recently, which have also led to a substantial decline in its profitability. Based on our assumptions of MFS’ continued declines in revenue and profitability, our existing cash flows and overall profitability could be materially and adversely affected. If the transaction proceeds, we will likely finance the Offer through the incurrence of debt through a credit facility and our business, cash flows and results of operation could be affected by the amount of leverage incurred. In such event, there is a high risk that we may not be able to service our indebtedness without materially and adversely affecting our financial condition. The estimated total amount of funds necessary to finance the Offer and the related transactions will be between approximately U.S. $0 and U.S. $241.3 million, depending upon the number of MFS shares tendered and the percentage of shares tendered for the cash consideration. We assumed at the time that the Offer was announced that substantially all of the $241.3 million would likely need to be borrowed which at the time of the Special Committee’s approval in March 2006 was estimated to be $222 million in cash, but is now currently estimated to be $241.3 million in cash attributable to currency fluctuations between the U.S. and Singapore dollar since March 2006. In addition, as a result of recent trends reflecting declines in the strength of the U.S. Dollar against the Singapore Dollar, the amount of cash we need to close the Offer is increasing. If we fail to timely satisfy the debt payments or default under our credit agreements by breaching our debt covenants or other terms and conditions, we may be subject to foreclosures or liens on our assets; may need to reduce capital expenditures; may not have sufficient working capital to timely deliver customer orders; and may need to sell assets, to restructure or refinance all or part of our existing indebtedness, or to seek additional equity capital. Absent significant improvements in our and MFS’ operating results, the combined company would be in serious jeopardy of defaulting on the interest payments on the debt that we would be required to incur to pay if the Offer closes. As a result of the increase in debt, demands on our cash resources could increase after the Offer. The increased levels of debt could, among other things:

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

Our ability to make scheduled payments of principal and interest on our debt, or to refinance our indebtedness, will depend upon our future operating performance and our ability to generate cash flows from operations, including our ability to maintain our gross margins, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings for the payment or refinancing of our indebtedness will be available to us on favorable terms or at all. If we are unable to service any acquisition financing debt we incur, our business, financial condition and results of operations would be materially and adversely affected. In addition, with a significant increase in debt, a 100 basis point increase in debt cost could have a significant effect on our results of operation. Consequently, if the Offer closes, we will be extremely vulnerable to interest rate risk in the future.

The price of our common stock is volatile, which affects the value of the stock consideration to be received by MFS shareholders in the Offer.

If the Offer is made and closes, MFS shareholders electing to receive the stock consideration in the Offer will receive 0.0145 shares of our common stock for each MFS share tendered. Upon the completion of the Offer, because the exchange ratio is fixed at 0.0145 shares of New M-Flex common stock for each MFS share, the market value of our common stock issued in the Offer will depend on the per share market price of our common stock upon the closing of the Offer, if the Offer is made and closes. At the time we first announced our intention to make the Offer on March 30, 2006, the market value of our stock was $66.28 per share, based on the closing price reported on The Nasdaq Global Select Market on March 29, 2006, the last trading day prior to the announcement. The market price of our stock is $16.06, based on the closing price reported on The Nasdaq Global Select Market on May 4, 2007. The market value of our common stock will continue to fluctuate prior to the close of the Offer. We have no obligation to increase the exchange ratio should the value of our common stock be lower at the time of the closing of the Offer than it was at the time of the first announcement of the Offer. In addition, MFS shareholders electing to receive stock consideration in the Offer will be required to agree not to sell any of the stock consideration received in the Offer for a period of six months after the closing of the Offer, if the Offer closes. The value of our common stock may fluctuate during this six month period and the per share market price at the end of the six month period may be higher or lower than the price at the time of the closing of the Offer, if it closes. Accordingly, the market value of our common stock that will be issued in the Offer or at any time after the close of the Offer, if it closes, may be materially different than at the time of the announcement of the Offer.

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

If the Offer proceeds and closes, the integration of our and MFS’ businesses would be expensive and would require significant focus on staffing, training and compliance procedures, as well as significant additional expense, for our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Singapore company, MFS has not had to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the effectiveness of internal controls over financial reporting. Consequently, MFS does not currently have the staff, experience, training or procedures to comply with these requirements. The integration of M-Flex and MFS would be expensive and would require significant focus on staffing and training to address these requirements. If we are unable to implement our compliance procedures and have a properly trained staff in place on a timely basis, we could encounter a significant deficiency or material weakness in our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year or applicable quarter (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could result in a negative market reaction.

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

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(9)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on February 15, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 8, 2007	By:	/s/ CRAIG RIEDEL
Craig Riedel
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.27(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.28(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.29(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.30(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2006

10.31(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(8)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(9)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

15.1	Awareness Letter of PricewaterhouseCoopers LLP

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2006.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(9)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on February 15, 2007.