Form 10-Q
period 2007-06-30
MULTI FINELINE ELECTRONIX INC
filed 2007-08-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2007 was 24,560,812.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$37,461	$24,460
Short term investments	1,000	19,355
Restricted cash	2,419	2,161
Accounts receivable, net of allowances of $682 and $604	88,937	109,517
Inventories	66,512	56,430
Due from affiliates	222	267
Deferred taxes	4,346	4,346
Income tax receivable	2,118	—
Other current assets	1,083	1,270

Total current assets	204,098	217,806
Property, plant and equipment, net	120,181	95,231
Restricted cash	134	129
Deferred taxes	1,171	1,187
Goodwill	3,629	3,629
Other assets	5,539	9,063

Total assets	$334,752	$327,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$76,691	$70,143
Accrued liabilities	12,364	13,053
Due to affiliates	468	417
Lines of credit	—	4,000
Other current liabilities	137	80
Income taxes payable	—	669

Total current liabilities	89,660	88,362
Other liabilities	253	318

Total liabilities	89,913	88,680

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,560,739 and 24,179,884 shares issued and outstanding	2	2
Additional paid-in capital	108,184	105,466
Retained earnings	129,501	129,494
Accumulated other comprehensive income	7,152	3,403

Total stockholders’ equity	244,839	238,365

Total liabilities and stockholders’ equity	$334,752	$327,045

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$104,138	$130,327	$341,431	$393,864
Cost of sales	99,355	110,561	308,788	314,705

Gross profit	4,783	19,766	32,643	79,159

Operating expenses
Research and development	570	487	1,798	1,459
Sales and marketing	3,263	2,239	8,310	6,943
General and administrative	5,606	5,612	18,034	16,108
Terminated acquisition expenses	7,821	—	7,821	—

Total operating expenses	17,260	8,338	35,963	24,510

Operating (loss)/income	(12,477)	11,428	(3,320)	54,649
Other income and expense
Interest income	454	336	1,161	1,136
Interest expense	40	52	277	124
Other income/(expense), net	457	(334)	635	(280)

(Loss)/income before income taxes	(11,606)	11,378	(1,801)	55,381
Benefit from/(provision for) income taxes	4,894	(3,091)	1,808	(17,216)

Net (loss)/income	$(6,712)	$8,287	$7	$38,165

Net (loss)/income per share
Basic	$(0.27)	$0.34	$0.00	$1.57
Diluted	$(0.27)	$0.32	$0.00	$1.50
Shares used in computing net (loss)/income per share
Basic	24,551,861	24,428,120	24,502,256	24,324,771
Diluted	24,551,861	25,523,892	25,158,017	25,383,632

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$7	$38,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	14,395	10,403
Provision for doubtful accounts	78	(4)
Deferred taxes	16	—
Stock-based compensation expense	2,285	1,434
Loss on disposal of equipment	50	70
Changes in operating assets and liabilities
Accounts receivable	20,502	(42,315)
Inventories	(10,082)	(7,968)
Due to/from affiliates, net	96	138
Other current assets	187	(704)
Other assets	4,229	(805)
Accounts payable	6,548	15,652
Accrued liabilities	(689)	(409)
Income tax payable	(2,787)	2,721
Other current liabilities	57	(33)
Other liabilities	(65)	(57)

Net cash provided by operating activities	34,827	16,288

Cash flows from investing activities
Sale (purchase) of short term investments	18,355	(6,000)
Cash paid for property and equipment	(36,097)	(23,773)
Purchases of software and capitalized internal-use software	(153)	(450)
Deposits on property and equipment	(4,167)	(2,874)
Proceeds from sale of equipment	317	520
Increase in restricted cash, net	(263)	(1,764)

Net cash used in investing activities	(22,008)	(34,341)

Cash flows from financing activities
Borrowings on line of credit	—	8,000
Payments on line of credit	(4,000)	(8,000)
Proceeds from exercise of stock options	475	1,496
Income tax (provision) benefit related to stock option exercise	(42)	1,673

Net cash (used in) provided by financing activities	(3,567)	3,169

Effect of exchange rate changes on cash	3,749	1,040

Net increase (decrease) in cash	13,001	(13,844)
Cash and cash equivalents at beginning of period	24,460	38,253

Cash and cash equivalents at end of period	$37,461	$24,409

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60% and 61% of the Company’s outstanding common stock as of June 30, 2007 and September 30, 2006, allowing Wearnes to exercise operating control over the Company.

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

Inventories

Inventories are comprised of the following:

	June 30, 2007	September 30, 2006
Raw materials and supplies	$21,711	$23,202
Work-in-progress	25,962	18,488
Finished goods	18,839	14,740

	$66,512	$56,430

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	June 30, 2007	September 30, 2006
Land	$4,054	$4,054
Building	38,930	29,042
Machinery and equipment	123,449	96,772
Furniture and fixtures	4,610	3,823
Leasehold improvements	2,913	2,900

	173,956	136,591
Accumulated depreciation	(53,775)	(41,360)

	$120,181	$95,231

Depreciation expense for the nine months ended June 30, 2007 and 2006 was $13,998 and $9,922, respectively.

Included in other assets as of June 30, 2007 and September 30, 2006 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the nine months ended June 30, 2007 and 2006 was $397 and $481, respectively.

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

Changes in product warranty accrual for the three months ended June 30, 2007 and 2006 were as follows:

	Warranty Accrual Balance at March 31,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30,
2007	$1,799	$(657)	$439	$1,581
2006	1,137	(495)	689	1,331

Changes in product warranty accrual for the nine months ended June 30, 2007 and 2006 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30,
2007	$1,285	$(3,785)	$4,081	$1,581
2006	1,439	(1,685)	1,577	1,331

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income or loss for the three and nine months ended June 30, 2007 and 2006 was comprised entirely of the Company’s foreign currency translation adjustment. For the three and nine months ended June 30, 2007 and 2006, the comprehensive income or loss was a loss of $5,138, and income of $3,756, $8,533 and $39,205, respectively.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the three and nine months ended June 30, 2007 and 2006, foreign exchange transaction gains and losses were included in other expenses and were net gains of $460, $579, and net losses of $149 and $240, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Basic weighted-average number of common shares outstanding	24,551,861	24,428,120	24,502,256	24,324,771
Dilutive effect of outstanding stock options and restricted stock units	—	1,095,772	655,761	1,058,861

Diluted weighted-average number of common and potential common shares outstanding	24,551,861	25,523,892	25,158,017	25,383,632

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	851,982	—	198,100	—

Commitments and Contingencies

Terminated MFS Offer

In March 2006, the Company announced a proposed offer (the “MFS Offer”) to acquire all of the outstanding ordinary shares of MFS Technology Ltd (“MFS”), a related party publicly traded in Singapore and a subsidiary of WBL Corporation Limited (“WBL Corporation”). Approval of the shareholders of WBL Corporation for the MFS Offer was a pre-condition (the “WBL Shareholder Precondition”) to the Company making the MFS Offer. On June 26, 2007, WBL Corporation announced that its shareholders had voted against tendering its shares of MFS for stock consideration in the MFS Offer, and against voting WBL Corporation’s M-Flex stock in favor of the MFS Offer. Accordingly, since one of the pre-conditions to the Offer, namely the WBL Shareholder Precondition, would not be met by June 30, 2007, the Company withdrew the Company’s amended Registration Statement on Form S-4 regarding the MFS Offer on June 28, 2007. As a result, $7,821 in deferred transaction costs were expensed during the quarter ended June 30, 2007.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Other Commitments

As of June 30, 2007 and September 30, 2006, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $10,168 and $8,320, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the nine months ended June 30, 2007 and for the year ended September 30, 2006 are equal to $5,170 and $4,979, respectively.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which sets forth the SEC’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year. Under SAB No. 108, companies should evaluate a misstatement that existed in a prior year based on its impact on the current year’s income statement, as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet. SAB No. 108 became effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not believe that the adoption of SAB No. 108 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of FAS No. 157 will have on its consolidated financial statements.

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

Significant Concentrations

For the three and nine months ended June 30, 2007 and 2006, 50%, 66%, 84% and 88%, respectively, of the Company’s net sales were realized from customer A and its subcontractors. For the three and nine months ended June 30, 2007 and 2006, 25%, 18%, 6% and 3%, respectively, of the Company’s net sales were realized from customer B and its subcontractors.

3. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2007 and 2006, the Company has recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technologies (M) Sdn. Bhd., a subsidiary of MFS; (c) Wearnes Technology (Private) Limited (“Wearnes Tech”) and (d) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns approximately 60% and 61% of the Company’s common stock as of June 30, 2007 and September 30, 2006, respectively. MFS is an indirect subsidiary of WBL Corporation.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	June 30, 2007	September 30, 2006
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$222	$223
Suzhou Wearnes-Xirlink Electric Co. Ltd.	—	44

	$222	$267

	June 30, 2007	September 30, 2006
Due to affiliates
Wearnes Tech	$49	$41
Suzhou Wearnes-Xirlink Electric Co. Ltd.	95	52
Wearnes Hollingsworth Corporation	324	324

	$468	$417

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of June 30, 2007 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

5. LINES OF CREDIT

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($26,230 at June 30, 2007). The lines of credit will mature in January 2008 and bear interest at LIBOR (5.36% at June 30, 2007) plus 0.6%. As of June 30, 2007, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, one for 80,000 RMB ($10,492 at June 30, 2007) and the other for $10,000. The line of credit matured in July 2007 and bore interest at 5.02% for the RMB facility and LIBOR (5.36% at June 30, 2007) plus 0.75% for the USD facility, which is payable quarterly. As of June 30, 2007, and September 30, 2006, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at SIBOR plus 1.5% correlating with the time period of the borrowing. The facility matures six months after the first borrowing date. As of June 30, 2007, and September 30, 2006, the Company had outstanding borrowings of zero and $4,000 under this line of credit, respectively.

The Company is required under the line of credit with NLG to maintain certain financial ratios and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of June 30, 2007 and September 30, 2006, the Company was in compliance with the covenants in the NLG credit facility.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2007	September 30, 2006	June 30, 2007	September 30, 2006
Line of credit (BC)	$26,230	$12,644	$—	$—
Line of credit (SPDB)	20,492	20,115	—	—
Line of credit (NLG)	15,000	11,000	—	4,000

	$61,722	$43,759	$—	$4,000

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

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales
United States	$96,695	$123,736	$323,502	$372,727
China	66,476	59,492	190,232	194,750
Eliminations	(59,033)	(52,901)	(172,303)	(173,613)

Total	$104,138	$130,327	$341,431	$393,864

Operating (loss) / income
United States	(15,167)	12,772	(12,152)	34,877
China	2,690	(1,344)	8,832	19,772

Total	$(12,477)	$11,428	$(3,320)	$54,649

Depreciation and amortization
United States	872	750	2,631	2,612
China	4,572	2,747	11,764	7,791

Total	$5,444	$3,497	$14,395	$10,403

Capital expenditures
United States	490	1,004	1,611	7,286
China	22,427	8,744	38,806	19,811

Total	$22,917	$9,748	$40,417	$27,097

	June 30, 2007	September 30, 2006
Total assets
United States	$237,615	$252,074
China	186,786	148,868
Eliminations	(89,649)	(73,897)

Total	$334,752	$327,045

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	June 30, 2007	September 30, 2006
Long-lived assets
United States	$20,825	$20,520
China	99,490	74,840

Total	$120,315	$95,360

7. STOCK OPTION PLANS

1994 Stock Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”), which is administered by the Company’s board of directors or a committee thereof (the “administrator”). The 1994 Plan provides for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vest based on periods determined by the administrator, which have been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. The 1994 Plan officially terminated on December 9, 2004. Effective with the adoption of the 2004 Stock Incentive Plan (the “2004 Plan”), the Company ceased granting options under the 1994 Plan.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the three and nine months ended June 30, 2007 and 2006.

Stock Options

Stock option activity for the nine months ended June 30, 2007 and 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(103,271)	4.57
Forfeited	(9,115)	10.00

Options outstanding at June 30, 2007	1,593,681	$8.09

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	1,981,705	$7.65
Exercised	(254,467)	5.89
Forfeited	(9,347)	10.00

Options outstanding at June 30, 2006	1,717,891	$7.89

The intrinsic value of options exercised during the three and nine months ended June 30, 2007 and 2006, was $232, $1,403, $1,105 and $10,755, respectively. During the three and nine months ended June 30, 2007 and 2006, the Company recognized compensation expense of $338, $885, $273 and $944 respectively, related to stock options. As of June 30, 2007 and September 30, 2006, there were stock options exercisable for up to 1,305,529 and 1,215,244 shares of stock outstanding. Unearned compensation of $1,383 existed at June 30, 2007, related to non-vested stock options which will be recognized into expense over a weighted average period of 1.39 years.

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of June 30, 2007:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	276,595	1.6	$2.04	—	276,595	$2.04	—	1.6
$3.73—$4.00	393,370	2.3	3.98	—	393,370	3.98	—	2.3
$8.75	18,816	7.2	8.75	$158	14,165	8.75	$119	7.2
$10.00	685,293	7.0	10.00	4,906	508,701	10.00	3,642	7.0
$16.80—$18.08	94,935	7.9	17.48	—	50,825	17.47	—	7.9
$20.18—$20.81	68,847	7.7	20.59	—	61,873	20.64	—	7.7

	1,537,856		$7.95	$5,064	1,305,529	$7.28	$3,761

Restricted Stock Units

In December 2005, March 2006, and March, April and June 2007, the Company made restricted stock unit grants equal to 59,990, 10,800, 160,500, 6,000 and 3,500 shares of the Company’s common stock, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees in fiscal year 2006 vest over a period of four years with 25% vested on each of the anniversary dates of the vesting commencement date. With respect to restricted stock unit grants equal to 155,500 shares of the Company’s common stock made during March 2007, one-third of the

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

units will vest three business days following the Company’s announcement of its 2007 fiscal year-end earnings, provided certain financial metrics are met; and one-third of the units will vest on each of November 15, 2008 and 2009. With respect to restricted stock unit grants equal to 5,000, 6,000 and 3,500 shares of the Company’s common stock made during March, April and June 2007, respectively, the restricted stock units will vest over a three year period with one-third vesting on each of the anniversary dates of the grant date. In each of March 2006 and 2007, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the Board. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. No shares are delivered until the employee or director satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $3,783 existed at June 30, 2007, related to non-vested restricted stock units which will be recognized into expense over a weighted average period of 2.46 years. During the three and nine months ended June 30, 2007 and 2006, the Company recognized compensation expense of $464, $1,100, $275 and $489, respectively, related to restricted stock units. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Restricted stock unit activity for the nine months ended June 30, 2007 and 2006 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2006	86,890	$42.69
Granted	178,000	17.97
Vested	(14,097)	43.05
Forfeited	(1,000)	48.99

Non-vested shares outstanding at June 30, 2007	249,793	$25.03

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	78,790	44.92
Forfeited	(600)	38.65

Non-vested shares outstanding at June 30, 2006	78,190	$44.96

The exercise price of all restricted stock units is $0.

The Company realized a tax benefit of $209, $618, $602 and $1,673 for the three and nine months ended June 30, 2007 and 2006, respectively, related to FAS 123R.

8. SUBSEQUENT EVENT

In July 2007, the Company’s subsidiaries in China renewed and amended their credit line agreements with SPDB, which provide for two lines of credit in an aggregate amount of 150,000 RMB. The lines of credit will mature in July 2008 and bear interest at a 10% discount of the People’s Bank of China’s six-month RMB Benchmark Interest Rate (5.43% at July 31, 2007).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, margins, yields, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, and the impact of competition and of technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended June 30, 2007 and 2006

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Three Months Ended June 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	95.4	84.8

Gross profit	4.6	15.2

Operating expenses:
Research and development	0.6	0.4
Sales and marketing	3.1	1.7
General and administrative	5.4	4.3
Terminated acquisition costs	7.5	—

Total operating expenses	16.6	6.4

Operating (loss) / income	(12.0)	8.8
Interest income	0.4	0.2
Interest expense	0.0	0.0
Other income / (expense), net	0.4	(0.3)

(Loss) / income before income taxes	(11.2)	8.7
Benefit from / (provision for) income taxes	4.7	(2.4)

Net (loss) / income	(6.5)%	6.3%

Net Sales. Net sales decreased from $130.3 million for the three months ended June 30, 2006 to $104.1 million for the three months ended June 30, 2007. The decrease of $26.2 million, or 20%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily attributable to a decline in net sales to the wireless sector of $23.9 million, which accounted for approximately 91% of total net sales for the three months ended June 30, 2007 and 2006. The decrease in wireless net sales is largely due to pricing decreases and significantly lower than expected shipments to our largest customer. Sales to our largest customer, which represented 50% and 84% of our net sales in the three months ended June 30, 2007 and 2006, respectively, decreased by $56.7 million or 52% versus the comparable period in the prior year. This decrease was offset by a 215% increase in net sales to our second largest customer from $8.1 million for the three months ended June 30, 2006, to $25.5 million during the three months ended June 30, 2007, comprising 25% of total net sales for the third quarter of fiscal 2007. The increase in sales to our second largest customer was driven by the ramping up of several new programs during the three months ended June 30, 2007, as well as the increase in order volumes of existing programs. In addition, sales to our third largest customer increased to $10.5 million during the quarter ended June 30, 2007 from zero in the comparable period in the prior year.

Net sales to the industrial sector, our second largest sector, were $6.3 million for the three months ended June 30, 2007, a decrease of $1.5 million, or 19%, as compared to the comparable period in the prior year, primarily due to order volume decreases. In comparison to the three months ended June 30, 2006, net sales to the computer/data storage sector increased 35% to $2.1 million for the three months ended June 30, 2007. Net sales to the medical sector decreased 34%, or $645,000, for the three months ended June 30, 2007 versus the comparable period in the prior year.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 95% for the three months ended June 30, 2007 versus 85% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales was due to lower yields and production inefficiencies experienced in relation to the start up of a large number of new programs during the current quarter. Yields on new programs are typically lower during the ramp-up phase and improve once volume production has stabilized. The increase in cost of sales as a percentage of net sales for the three months ended June 30, 2007 was offset by the collection of a $920,000 cancellation fee from a customer that declared bankruptcy in the fourth quarter of fiscal 2006, at which time we reserved its entire inventory balance.

Gross profit decreased to $4.8 million in the three months ended June 30, 2007 from $19.8 million during the comparable period in the prior year. The decrease is mainly attributable to price reductions on our products and the continuation of softer than expected demand from our largest customer, both of which resulted in the de-leveraging of fixed overhead expense.

Research and Development. Research and development expenses increased to $570,000 for the three months ended June 30, 2007 from $487,000 for the three months ended June 30, 2006, an increase of 17%. The increase is primarily due to our increasing focus on new technologies, primarily lens applications and low profile camera modules, as well as increased research and development activities at our Anaheim location. We expect these expenses to grow as we continue to focus on product development activities.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $1.6 million for the three months ended June 30, 2007 from $1.1 million for the comparable period in the prior year, primarily as a result of higher commission rates on new programs which resulted in $410,000 of additional commission expense. In addition, customer support expenses increased by $100,000 due to the expansion of our international sales offices. Compensation and benefit expense increased to $1.7 million in the third quarter of fiscal 2007 from $1.1 million in the comparable period in the prior year. The increase in compensation and benefits was primarily due to headcount additions in our international sales offices and in China. As a percentage of net sales, sales and marketing expense increased due to a de-leveraging of the operating cost structure over the reduced sales volume.

General and Administrative Expense. General and administrative expense remained consistent with the comparable period in the prior year at $5.6 million. A decrease in compensation and benefit expense resulting from headcount reductions at our U.S. facility was offset by increases in expense incurred in China as a result of headcount additions.

Terminated Acquisition Costs. During the three months ended June 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the MFS Offer. No similar charges were recorded during the comparable period in the prior year.

Interest Income. Interest income increased to $454,000 for the three months ended June 30, 2007 from $336,000 for the three months ended June 30, 2006. The increase is attributable to an increase in the interest rate on our short-term investments resulting from a shift in our portfolio mix from tax-exempt to taxable investments during the three months ended June 30, 2007 versus the comparable period in the prior year.

Interest Expense. Interest expense decreased slightly to $40,000 for the three months ended June 30, 2007 from $52,000 for the three months ended June 30, 2006. The slight decrease is attributable to the lower average balance of $667,000 carried on our lines of credit during the three months ended June 30, 2007 versus the average balance of $2.7 million in the comparable period in the prior year.

Other Income (Expense), Net. Other income (expense), net increased to income of $457,000 for the three months ended June 30, 2007 from expense of $334,000 for the comparable period in the prior year. The increase is attributable primarily to an increase on foreign currency exchange during the three months ended June 30, 2007 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases in U.S. Dollars and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for the three months ended June 30, 2007 was a benefit of 42% versus a provision of 27% for the comparable period in the prior year. The higher effective tax benefit was mainly due to the discrete U.S. tax benefit of $3.0 million related to the write-off of deferred transaction costs as a result of the termination of the MFS Offer, the tax benefit of losses generated in the U.S., and income generated in China, a lower tax jurisdiction.

Comparison of the Nine Months Ended June 30, 2007 and 2006

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Nine Months Ended June 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	90.4	79.9

Gross profit	9.6	20.1

Operating expenses:
Research and development	0.5	0.4
Sales and marketing	2.5	1.8
General and administrative	5.3	4.1
Terminated acquisition costs	2.3	—

Total operating expenses	10.6	6.3

Operating (loss) / income	(1.0)	13.8
Interest income	0.3	0.3
Interest expense	0.0	0.0
Other income / (expense), net	0.2	(0.1)

(Loss) / income before income taxes	(0.5)	14.0
Benefit from / (provision for) income taxes	0.5	(4.3)

Net income	0.0%	9.7%

Net Sales. Net sales decreased from $393.9 million for the nine months ended June 30, 2006 to $341.4 million for the nine months ended June 30, 2007. The decrease of $52.5 million, or 13% for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 was primarily attributable to a decline in net sales to the wireless sector of $46.5 million, or 13%, which accounted for approximately 91% of total net sales for the nine months ended both June 30, 2007 and 2006. The decrease in wireless net sales is largely due to price reductions and substantially reduced sales volume to our largest customer, which we believe are attributable to increased competition with a larger number of flex circuit suppliers as well as overall softer demand from this customer. Sales to our largest customer, which represented 66% and 88% of our net sales in the nine months ended June 30, 2007 and 2006, respectively, decreased by $119.9 million or 35% versus the comparable period in the prior year. This decrease was offset by an increase in net sales to our second largest customer, which comprised 18% of total sales for the nine months ended June 30, 2007, versus less than 3% for the comparable period in the prior year. Net sales to our second largest customer increased from $10.3 million in the nine months ended June 30, 2006 to $61.1 million for the nine months ended June 30, 2007, due to the continuation of high-volume orders which were initiated in the prior fiscal year as well as the ramping of several new programs in the current fiscal year.

Net sales to the industrial sector, our second largest sector, decreased 15% or $3.3 million, to $19.1 million for the nine months ended June 30, 2007, versus $22.4 million in the comparable period in the prior year. The decrease in the industrial sector is primarily attributable to volume decreases. In comparison to the nine months ended June 30, 2006, net sales to the computer/data storage sector increased 15% to $6.4 million for the nine months ended June 30, 2007. Net sales to the medical sector decreased by 19% to $3.3 million for the nine months ended June 30, 2007 versus the comparable period in the prior year.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 90% for the nine months ended June 30, 2007 versus 80% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales is attributable to the slow down in sales volume, primarily to our largest customer, which has occurred throughout fiscal 2007 and resulted in a de-leveraging of our fixed overhead expenses. In addition, increased yield losses resulting from a significantly higher number of new programs ramping during the current fiscal year versus the comparable period in the prior year affected our cost of sales as a percentage of sales.

Gross profit decreased to $32.6 million in the nine months ended June 30, 2007 versus $79.2 million for the comparable period in the prior year, a decrease of 59%. As a percentage of net sales, gross profit decreased to 10% for the first three quarters of fiscal 2007 versus 20% for the comparable period in the prior fiscal year. The decrease is primarily due to price reductions on our products.

Research and Development Expense. Research and development expense increased to $1.8 million for the nine months ended June 30, 2007 from $1.5 million in the comparable period in the prior year, an increase of 20%. The increase is due to our increasing focus on new technologies, primarily lens applications and low profile camera modules, as well as increased research and development activities at our Anaheim location.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $4.2 million for the nine months ended June 30, 2007 from $3.3 million for the comparable period in the prior year. The increase is primarily due to a $584,000 increase in commission expense related to higher commission rates on new programs as well as a $278,000 increase in customer support expenses related to the expansion of our international sales offices. Compensation and benefit expenses increased 14% to $4.1 million for the nine months ended June 30, 2007 from $3.6 million for the comparable period in the prior year due to headcount increases in China and our international sales offices.

General and Administrative Expense. General and administrative expense increased from $16.1 million for the nine months ended June 30, 2006 to $18.0 million for the nine months ended June 30, 2007. The $1.9 million increase was primarily due to a $1.1 million increase in litigation expenses related to the MFS Offer which were expensed as incurred during the nine months ended June 30, 2007. Head count additions in China related to the MFC2 expansion project also generated approximately $200,000 in additional administrative expenses during the first three quarters of fiscal 2007 versus the comparable period in the prior year.

Terminated Acquisition Costs. During the nine months ended June 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the MFS Offer. No similar charges were recorded during the comparable period in the prior year.

Interest Income. Interest income increased slightly from $1.1 million for the nine months ended June 30, 2006 to $1.2 million for the nine months ended June 30, 2007. The increase is attributable to an increase in the interest rate on our short-term investments resulting from a shift in our portfolio mix from tax-exempt to taxable investments during the nine months ended June 30, 2007 versus the comparable period in the prior year.

Interest Expense. Interest expense increased to $277,000 for the nine months ended June 30, 2007 from $124,000 for the nine months ended June 30, 2006. The increase is attributable to the higher average balance of $2.2 million carried on our lines of credit during the nine months ended June 30, 2007 versus the average balance of $889,000 in the comparable period in the prior year.

Other Income (Expense), Net. Other income / (expense), net increased to income of $635,000 for the nine months ended June 30, 2007 from expense of $280,000 for the comparable period in the prior year. The increase is primarily due to an increase in gain on foreign currency exchange during the nine months ended June 30, 2007 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases in U.S. Dollars and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for the nine months ended June 30, 2007 was a benefit of 100% versus a provision of 31% for the comparable period of the prior year. The higher effective tax benefit was due primarily to the tax benefit of $3.0 million relating to the write-off of deferred transaction costs as a result of the termination of the MFS Offer, the tax benefit of losses generated in the U.S., and income generated in China, a lower tax jurisdiction.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and capital expenditures. We anticipate these uses, will continue to be our principal uses of cash in the future. Cash and cash equivalents were $37.5 million at June 30, 2007 and $24.5 million at September 30, 2006.

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

During the nine months ended June 30, 2007, net income of $7,000, adjusted for depreciation and amortization, loss on equipment disposal, stock-based compensation expense and provision for doubtful accounts, generated $16.8 million of operating cash. This amount was increased by $18.0 million generated by working capital.

Changes in the principal components of working capital for the nine months ended June 30, 2007 were as follows:

•

Our net accounts receivable decreased 19% to $88.9 million at June 30, 2007 from $109.5 million at September 30, 2006. The decrease in outstanding accounts receivable was attributable to lower monthly sales during the nine months ended June 30, 2007, as well as a slight improvement in our collections experience during the current fiscal quarter. Our net inventory balance increased to $66.5 million at June 30, 2007 from $56.4 million at September 30, 2006, an increase of 18%. The principal reasons for this increase were decreased pulls from the hubs in connection with decreased sales to our largest customer, as well as increased work-in-progress levels related to the ramping of numerous programs for several key customers during the nine months ended June 30, 2007. Our accounts payable balance increased to $76.7 million at June 30, 2007 from $70.1 million at September 30, 2006, an increase of 9%, as a result of increased purchasing activities to support the high volume production of several new programs that were ramping up during the three months ended June 30, 2007.

Our principal investing and financing activities for the nine months ended June 30, 2007 were as follows:

•

Net cash used in investing activities was $22.0 million for the nine months ended June 30, 2007. Capital expenditures included $40.3 million of capital equipment. As of June 30, 2007 and September 30, 2006, we had outstanding purchase commitments related to MFC2 capital projects which totaled $10.2 million and $8.3 million, respectively. In addition, proceeds from the sale of short-term investments generated $18.4 million in cash flow.

•

Net cash used in financing activities was $3.6 million for the nine months ended June 30, 2007 and consisted of a $4.0 million payment on the NLG line of credit and a $42,000 income tax adjustment related to the exercise of stock options offset by $475,000 in proceeds from the exercise of stock options. As of June 30, 2007, in accordance with NLG’s decision to exclude the one-time charge to write-off the deferred transaction costs associated with the MFS Offer from the Company’s operating results, and as of September 30, 2006, the Company was in compliance with the covenants of the NLG credit facility and carried a balance of zero and $4.0 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2007 and September 30, 2006, no amounts were outstanding under our loan agreements with SPDB and BC and zero and $4.0 million, respectively, were outstanding under our loan agreement with NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

We derive a substantial portion of our sales outside of the United States. Approximately $340 million, or 95%, of total shipments to these foreign manufacturers for fiscal 2006 were made in U.S. Dollars. The balance of our sales are denominated in RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 8.0 RMB and 7.8 per U.S. Dollar for the fiscal year ended September 30, 2006 and the nine months ended June 30, 2007, respectively. Transactions in RMB represent approximately 5% and 2.7% of total net sales from foreign customers for the fiscal year ended September 30, 2006 and the nine months ended June 30, 2007, respectively. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar, adjusted the exchange rate from 8.3 to 8.1, and established a 0.3% maximum daily appreciation limit against the U.S. Dollar. However, during the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. Dollar exchange rate can fluctuate, which resulted in a greater RMB appreciation during this quarter. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in the increase in the cost of our business expenses in China due to the movement in the exchange rates. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

We have, however, recently implemented a procedure to automate the monthly consolidation process within our financial reporting system. We completed the implementation, documentation and testing of the automated consolidation process during the third fiscal quarter. During the second fiscal quarter, we discovered deficiencies relating to our information technology department and systems that required us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. During the third fiscal quarter, the necessary remediation was completed.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

We depend on Motorola and its subcontractors, and a limited number of other customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the three months ended June 30, 2007, 50% of our net sales were to Motorola and approximately 21 of its subcontractors. Several subcontractors of Motorola also have, from time to time, constituted significant customers of ours. In addition, we also rely on sales from a limited number of other emerging customers. For example, for the three months ended June 30, 2007, 25% of our net sales were to Sony Ericsson Mobile Communications (“SEMC”) and 10% of our net sales were to Research in Motion (“RIM”).

Although generally we assist our customers in the design of their products and the customer directs its subcontractors to purchase products from us, one or more subcontractors could look to another source for the components to be incorporated into the products they supply to the customer. In addition, if the customer were to reduce its orders to any of its subcontractors or if the customer were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could substantially harm our business, financial condition and results of operations.

We must obtain orders from new and existing customers on an ongoing basis to increase our net sales and grow our business. We are continuing our efforts to reduce dependence on a limited number of customers; however, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our net sales for the foreseeable future. The loss of any one of these customers, and in particular Motorola and its subcontractors, a significant reduction in sales we make to them, a reduction in the pricing of our products sold to them or any problem collecting accounts receivable from them would reduce our net income.

In addition, even if we are able to increase sales to other customers, we still expect to have a small number of customers to whom we would make significant sales.

We are heavily dependent upon the wireless industry, and in particular, the handset market, and any downturn in this industry may reduce our net sales.

For the three months ended June 30, 2007, 91% of our net sales were derived from sales to companies that provide products or services to the wireless industry. In general, the wireless industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials or components, because we are often required, and in the past year, we have experienced a trend where we are more often being required, to purchase materials and components before a customer becomes contractually committed to an order in order to be able to timely deliver such order to the customer. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled. For example, late in fiscal 2006, we incurred $3 million in write-downs and reserves as a result of the bankruptcy of one of our customers, which had a material impact on our earnings in the fourth quarter of fiscal year 2006 (although a certain portion of this amount was recovered in the second and third quarters of fiscal 2007).

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

We cannot be certain that our current products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for their products. In addition, our long-term strategy relies in part on new technologies and products. We cannot be certain that our new technology and products will be selected by customers, especially if we are unable to obtain certain industry approval, including Underwriters Laboratory approval for the charger products we are developing. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities, if we do not execute our operational and strategic plans for new products in a timely manner or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

WBL Corporation beneficially owns 60% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 60% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 56% of our current outstanding stock. Given that WBL Corporation has the ability to block any proposed issuance of shares that would reduce its effective ownership to less than a majority of our common stock, measured on an effective ownership basis, WBL Corporation could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock.

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

In general, our certificate of incorporation does not contain any provision and we do not have any other established procedure that is designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both WBL Corporation and us will be reserved for or made available to us.

WBL Corporation is currently unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL Corporation’s stockholders or the relevant regulators may not approve the proposed corporate action.

WBL Corporation’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited, or the Singapore Exchange. Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL Corporation, as defined by the rules of the Singapore Exchange, at any time that we submit a matter for the approval of our stockholders, WBL Corporation may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock.

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

To obtain stockholder approval, WBL Corporation must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL Corporation is required under its corporate rules to give its stockholders advance notice of the meeting ranging from 14 to 28 days. Consequently, if we need to obtain the approval of WBL Corporation at a time in which we qualify as a principal subsidiary (including this year), the process of seeking WBL Corporation’s stockholder approval may delay our proposed action and it is possible that WBL Corporation’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL Corporation was unable to vote at the meeting as a result of the Singapore Exchange rules.

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

In addition, due to the expansion of companies into the flex market and increased competition in the flex market, we anticipate that our employees may be heavily recruited by our competitors. Furthermore, we believe an increase in the number of manufacturers in Suzhou, China and the surrounding areas has increased the competition for qualified employees, and we are experiencing a significant employee turn-over rate in our facilities in China. The costs of retaining such employees in China, and the location of certain of our facilities in the United States, may make it difficult to recruit qualified employees at those facilities.

The loss of any key employee or the inability to attract or retain qualified personnel, including engineers, sales and marketing personnel, management or finance personnel could delay the development and introduction of our products, harm our reputations or otherwise damage our business.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower profits and reduced product availability and may be subject to substantial penalties by our customers. Low yields may result from, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, or the learning curve experienced during the initial and ramp-up stages of a new product introduction. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses. Further, we have not yet manufactured camera modules in high-volume production, and we may encounter difficulties in doing so. Any such difficulties could harm our ability to sustain or grow our business.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

On a global level, we compete primarily with large flexible printed circuit board manufacturers located in Taiwan, China, Korea and Japan. We also compete with MFS Technology Ltd. We believe the number of customers in the market is consolidating and the number of suppliers continues to increase. The competitive landscape in our market is changing rapidly and we may lose our market share if we do not implement operational improvements in response to the evolving marketplace. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

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

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual or semi-annual basis. Due to increased competition, customers have recently exerted significant pricing pressure on us, which has contributed to a decline in our profitability. We may lose our market share if we do not participate in such negotiations; furthermore, changes in contract terms, including price reduction activities, may result in lower margins for us and the extension of payment terms for our customers, which could negatively affect our cash flow. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

Significant product failures could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Return rates on our products may fluctuate, and we have recently experienced an increase in our return rate. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our flexible printed circuit products was to occur, we may experience a rate of failure in our products that would result in significant delays in product shipments, cancellation of orders, substantial penalties from our customers and their customers, substantial repair or replacement costs and potential damage to our reputation.

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

At times, there are worldwide shortages of the raw materials and components used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use raw materials and components that have been pre-qualified by them, which further limits the supply of raw materials and components available to us and frequently results in our need to seek raw materials and components from a limited number of suppliers. In addition, suppliers of certain of our raw materials and components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such raw materials and components. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive raw materials or components on a timely or cost-effective basis. In addition, our operations and gross margins may be negatively impacted if materials or components do not meet our or our customers’ specifications, even if our customer had specified from whom we must purchase such materials or components.

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our net sales. During the three months ended June 30, 2007, we purchased greater than 90% of all materials used to make flexible printed circuits from four sources, E.I. Dupont de Nemours & Co., Mitsui Plastic, Inc., 3M Worldwide and Rogers Corporation.

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

•

foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB, which has consistently appreciated against the U.S. Dollar since the fourth quarter of our fiscal 2005. During the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. Dollar exchange rate can fluctuate, which resulted in a greater RMB appreciation during this quarter. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in the increase in the cost of our business expenses in China due to the movement in the exchange rates;

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

•

requests from the government that we relocate facilities which we had planned to continue to operate for the foreseeable future, and actions from agencies controlled by the government possibly designed to compel or encourage such relocation;

•

changes in regulatory requirements, including without limitation, safety, health or occupational welfare regulations, which could require us to change the manner in which we do business or increase the costs of our doing business;

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

Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, changes in the regulations or policies (or the application of existing regulations or policies) in China generally, or specifically in Suzhou where our factories are located, may affect our ability to conduct or expand our business. For example, we have been informed that the local government in Suzhou recently announced that the printed circuit board, or PCB, business is no longer considered by the local government to be a high-tech industry, and as such, it is no longer an encouraged industry to migrate to, or expand in, the local area. In addition, we have recently been informed that one of our facilities in China no longer meets the current fire department regulations. Although neither of these events have affected our operations to date, if the government were to determine that the flexible printed circuit board business is no longer within the high-tech industry classification, or if interpretations or changes in the application of the fire code resulted in our need to take immediate corrective actions, it could adversely affect our ability to maintain or expand operations in Suzhou.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which will distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability to timely and in a cost-effective manner hire and retain employees, particularly in our Suzhou, China locations;

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	the ability to ramp-up and manage multiple new programs concurrently;

•	higher over-time and scrap rates often associated with periods of growth;

•	implementing and improving our operational and financial systems, procedures and controls, including our computer systems;

•	managing operations in multiple locations and multiple time zones;

•

the ability to timely and in a cost-effective manner increase our manufacturing capacity or build new manufacturing facilities in order to meet customer demands, the failure of either of which could cause customers to take their business to our competitors; and

•	the ability to acquire customers in a new line of business.

If we do not effectively manage any growth we might experience, and deliver on any increase in orders we might experience from any customer, in addition to losing a growth opportunity, we may lose the customer and its orders all together, which could adversely affect our net sales and income.

The Sarbanes-Oxley Act and other rules and regulations may increase the time and costs of certain activities.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our financial compliance costs and have made some activities more time-consuming and costly. We believe that these rules and regulations have also affected the cost of our director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $134,000 and $129,000 of restricted cash at June 30, 2007 and September 30, 2006, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

As a result of our actions surrounding the terminated conditional offer for the outstanding shares of MFS Technology Ltd, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. There is no guarantee that any such suits will be covered by our insurance or that such suits might not result in substantial fines, penalties or adverse judgments against us.

In addition, the Singapore Securities Industry Council, or the SIC, may review whether the actions of our board of directors and special committee of our board of directors are, from the Singapore regulatory perspective, reasonable and appropriate in light of the developments and circumstances. Any such review, if it commences, likely will involve a significant distraction to management. Further, if the SIC determines that our board of directors or special committee have not acted appropriately, it may impose sanctions or fines or censures on us, which may further distract our management and harm our business.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, between August 1, 2006 and August 6, 2007, our stock price traded between $26.44 and $9.70 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.5 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of June 30, 2007, we had 24,560,739 shares of common stock outstanding and 1,305,529 shares subject to unexercised options and restricted stock units that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.31(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(8)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(8)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 8, 2007	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.31(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(8)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.
(6)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007.
(8)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.