Form 10-K
period 2007-09-30
MULTI FINELINE ELECTRONIX INC
filed 2007-12-13
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ Global Select Market on March 30, 2007) was $76,005,863. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 30, 2007 was 24,673,700.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders expected to be held in March 2008.

Multi-Fineline Electronix, Inc.

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our net sales, operating expenses, net income and operations, gross margins, yields, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, needs for additional financing, use of working capital, the benefits of our China operations, plans for future products and services and for enhancements of existing products and services, trends in, and our focus on, flex circuitry and the complexity of assemblies, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and capabilities of our facilities, the impact of economic and industry conditions on our customers and our business, the benefits and risks of our strategies and joint ventures, the benefits, risks and synergies that could be achieved from our acquisitions, our diversification efforts, current and upcoming programs and product mix and the material content of such programs, the release and sales of our camera cell phone modules and embedded magnetic technology, the development of and applications for new technology, customer demand, our competitive position, the existence, outcome and impact on our business of any litigation, critical accounting policies, expected tax rates, the results of our audits in China and the United States and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields, obtain expected gross margins, enter into new markets and execute our strategic plan, our ability to successfully manage power shortages in China, the impact of competition and of technological advances, the outcome of any litigation, and the risks set forth below under Item 1A. “Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With operations in Anaheim, California, Tucson, Arizona and Suzhou, China, we offer a global service and support base for the design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that has the ability to offer a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers, or OEMs, such as Motorola, Inc. and International Business Machines Corporation; to electronic manufacturing services, or EMS, providers such as Foxconn Electronics, Inc. and Flextronics International Ltd.; and to display manufacturers such as Optrex Corporation Japan. In 2005, we acquired the business of an optical and photonic imaging solution company as part of our strategy to capture a portion of the expanding camera cell phone market. We now operate this business as Aurora Optical, Inc., or Aurora Optical, as a wholly owned subsidiary of M-Flex.

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

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us” and “M-Flex” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries, Multi-Fineline Electronix (Suzhou) Co., Ltd., or MFC1; Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., or MFC2; M-Flex Cayman Islands, Inc.; Multi-Fineline Electronix Singapore Pte. Ltd.; and Aurora Optical, except where it is made clear that the term means only the parent company.

Industry Background

We believe that the global market for flexible printed circuits will continue to grow over the coming years as consumers continue to demand smaller, more functional devices. Given inherent design and cost advantages of flexible printed circuits, they quickly are becoming a favored solution for electronics manufacturers who are striving to increase the features and functionality of electronic devices while reducing the size, shape and weight of such devices. Asia is one of the largest and fastest growing market for flexible printed circuits, largely because of two trends that occurred in the early 1990s—the outsourcing by OEMs of their manufacturing needs and the shifting of manufacturing facilities from the United States to Asian countries.

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

•

Expanding Markets and Flexible Component Demand. The global demand for wireless communication products and the complexity of wireless devices, including those supporting products with digital cameras and personal digital assistants, increasingly are driving the demand for more complex flexible printed circuits and component assemblies. Electronics companies have discovered that they can increase the functionality of flexible printed circuits and reduce the number of required interconnects by mounting components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits and optical sensors, to the flexible printed circuits. While we believe that the wireless industry in general is expanding rapidly, we believe that the number of flexible printed circuits and component assemblies incorporated into these wireless devices will grow even more rapidly, requiring significantly more flexible components per device than have been used in previous-generation wireless applications.

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

•

Our Manufacturing Capabilities. We maintain manufacturing facilities in the United States and China. Our U.S. operations primarily provide design and application engineering and small scale manufacturing, while our Chinese operations are organized to concentrate on ramping up production of new products from prototype stage to high volume, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. We also are continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. In fiscal 2006, we set up a production line and clean room environment in Suzhou, China to enable us to cost-effectively manufacture camera modules. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, shorten our customers’ supply chains and lower the overall costs of our products. Furthermore, expansion of our manufacturing facilities and the capital equipment addition at our second manufacturing facility in China, or MFC2, which became operational in October 2006, can increase substantially our manufacturing capacities in China and enable us to take on additional high-volume manufacturing programs. While we believe our Chinese manufacturing facilities benefit the company, they do subject us to additional risks inherent in international business, including those detailed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

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

•

Our Management Experience and Expertise. Many of our executive officers have been with us for between 12 and 20 years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in each of our U.S. and Chinese operations to serve the needs of multinational OEMs, EMS providers and display manufacturers; and adopting a forward integration strategy in order to focus on the engineering and assembly needs of our customers.

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

•

Diversify Our End Customers. We primarily serve the wireless sector. We plan to leverage our internal sales force comprised entirely of design and application engineers with our existing outside non-exclusive sales representatives to attract new customers in the wireless sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies, including markets where embedded magnetic applications are used, such as in chargers and power supplies.

•

Increase Manufacturing Capacity and Capabilities. We intend to continue to improve our manufacturing capabilities and cost reduction efforts by transitioning our Anaheim, California facility to a research and development, prototype facility and expanding the engineering capabilities and manufacturing facilities in China, while enhancing capabilities and innovation at our Anaheim facilities. In addition, MFC2 has been specifically designed and equipped for complex programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. This capability allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

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

OEM Customer	Product Category	Representative Application

Motorola, Inc.	Wireless	Keypad, hinge and display flexible printed circuit component assemblies

Motorola, Inc.	Industrial	Flexible printed circuit component assemblies for bar code scanners and terminals

International Business Machines Corporation	Computer/data storage	Flexible printed circuit in data storage device

GE Healthcare	Medical applications	Flexible printed circuit in diagnostic equipment

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

Flexible Printed Circuit Assemblies. Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits, cameras and optical sensors, to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures to protect the flex-to-connector interface. Connector selection is also important in determining the signal integrity of the overall assembly—a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from ordinary passive components to advanced and sophisticated surface mount components.

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

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers and display manufacturers to purchase our products to be incorporated into the OEM’s product. EMS providers that we sell to include Foxconn and Flextronics. Our relationships with EMS providers and display manufacturers normally are directed by the OEMs; therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers. For the past several years, Motorola and its subcontractors have been our largest customers. In the fiscal years ended September 30, 2007, 2006 and 2005, we sold products to be incorporated into Motorola’s products to approximately 30, 52 and 45 Motorola subcontractors, which aggregated 57%, 82% and 81% of our net sales (including direct sales to Motorola amounting to 43%, 68% and 55%), respectively. In addition, during fiscal year 2007, Sony Ericsson Mobile Communications (USA) Inc., or Sony Ericsson became one of our largest customers. In the fiscal years ended September 30, 2007, 2006 and 2005, we sold products to be incorporated into Sony Ericsson’s products to approximately 8, 6 and 5 Sony Ericsson subcontractors, which aggregated 25%, 5% and 2% of our net sales, respectively.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Over recent years, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that generally experience their highest sales activity during the calendar year-end holiday season; therefore, we typically experience a decline in our second fiscal quarter sales as this holiday period ends. However, this pattern may not continue. Our net sales and operating results have fluctuated significantly from period-to-period in the past are likely to do so in the future.

Our facilities in the United States and China enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2007, we derived 9% of our net sales in the United States and 91% of our net sales outside the United States. For the fiscal year ended September 30, 2006, we derived 29% of our net sales in the United States and 71% of our net sales outside the United States. For the fiscal year ended September 30, 2005, we derived 12% of our net sales in the United States and 88% of our net sales outside the United States.

For the fiscal year ended September 30, 2007, 25% of our net sales were shipped to Hong Kong, 36% of our net sales were shipped to China, 1% of our net sales were shipped to Japan, 13% of our net sales were shipped to Malaysia and 18% of our net sales were shipped to North America For the fiscal year ended September 30, 2006, 10% of our net sales were shipped to Hong Kong, 51% of our net sales were shipped to China, 1% of our net sales were shipped to Japan, 2% of our net sales were shipped to Malaysia and 29% of our net sales were shipped to North America. For the fiscal year ended September 30, 2005, 13% of our net sales were shipped to Hong Kong, 65% of our net sales were shipped to China, 2% of our net sales were shipped to Japan, 3% of our net sales were shipped to Malaysia and 13% of our net sales were shipped to North America.

For the fiscal years ended September 30, 2007, 2006 and 2005, we had long-lived assets of $20.4 million, $20.5 million and $22.7 million, respectively, in the United States; and $113.4 million, $74.8 million and $59.4 million, respectively, in China.

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

We engage the services of 16 non-exclusive sales representatives to interact with customers and potential customers on our behalf. Fourteen of these sales representatives are located throughout the United States, with one also covering China. We also have one sales representative in each of Canada, Korea, Japan and Taiwan. We rely on these sales representatives to initiate contact with potential customers and provide leads to our internal sales and marketing teams, as well as to create, build and maintain our customer relationships and assist in the resolution of contractual disputes.

As of September 30, 2007, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $164.1 million. We expect to ship this entire backlog during fiscal year 2008. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog. Our current backlog also is not indicative of our future operating results. As of September 30, 2006, our backlog was $141.6 million. As of September 30, 2005, our backlog was $149.6 million.

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

Circuit Fabrication Technology. We have extensive experience producing fine-line flexible printed circuits and have developed manufacturing processes that are designed to deliver high-unit volumes at cost-effective yields. In the flexible printed circuit industry, fine-line flexible printed circuits are easier to construct as the thickness of the copper decreases; however, as the thickness of the copper decreases, the cost of fabrication increases. We have developed a manufacturing process to pattern plate in selective regions of the circuitry pattern, such as around the holes used to connect the two sides of a double-sided flexible printed circuit. In addition, the normal manufacturing technology, by itself, has been improved with new equipment which enables thicker, less expensive copper to be etched down precisely enough to form fine-line circuitry. The combination of these two processes allows us to achieve finer patterns without a substantial increase in costs and with generally acceptable yields.

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

Employees

As of November 30, 2007, we employed approximately 16,021 full-time employees and 1,157 contract employees, including 294 full-time employees and 6 contract employees in the United States, and 15,727 full-time employees and 1,151 contract employees in China. We have never had a work stoppage. We consider our employee relations to be good.

We do not have employment agreements with any of our executive officers. We have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

In addition, we believe that a small number of our employees in China have formed a trade union committee which has proposed that we enter into a collective bargaining agreement. At this time, we are not a party to, nor do we intend to enter into, a collective bargaining agreement with these or any of our other employees at any of our facilities in China. We are not aware that the committee represents any employee other than the employees who actually are members of the committee. We presently do not believe that we will experience any material harm to our business if we do not enter into a collective bargaining agreement.

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in the United States and China. As of September 30, 2007 and 2006, we reserved $135,000 and $129,000 of restricted cash, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities; otherwise, our review of our facilities suggests that no material remediation costs will be required. However, given the uncertainties associated with environmental contamination, there can be no assurance that such costs will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in fiscal year 2008.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.mflex.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

We depend on a limited number of customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of Motorola, Inc. For the years ended September 30, 2007, 2006 and 2005, 57%, 82% and 81%, respectively, of our net sales were to Motorola and approximately 30, 52 and 45 of its subcontractors, respectively. Several subcontractors of Motorola also have, from time to time, constituted significant customers of ours. In addition, we also rely on sales from a limited number of other emerging customers. For example, for the three months ended September 30, 2007, 39% of our net sales were to Sony Ericsson or its subcontractors and 11% of our net sales were to Research in Motion or its subcontractors.

Although generally we assist our customers in the design of their products and the customer directs its subcontractors to purchase products from us, one or more subcontractors could look to another source for the components to be incorporated into the products they supply to the customer. In addition, if the customer were to reduce its orders to any of its subcontractors or if the customer were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could substantially harm our business, financial condition and results of operations. For example, our net sales in fiscal year 2007 were impacted by a significant decline in net sales to Motorola, which sales decreased 33% in fiscal 2007 compared to the prior year.

We must obtain orders from new and existing customers on an ongoing basis to increase our net sales and grow our business. We are continuing our efforts to reduce dependence on a limited number of customers; however, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our net sales for the foreseeable future. The loss of any one of these customers, a significant reduction in sales we make to them, a reduction in the pricing of our products sold to them or any problem collecting accounts receivable from them would reduce our net income.

In addition, even if we are able to increase sales to other customers, we still expect to have a small number of customers to whom we make significant sales.

We are heavily dependent upon the wireless industry, and in particular, the handset market, and any downturn in this industry may reduce our net sales.

For the years ended September 30, 2007, 2006 and 2005, 91%, 88% and 84%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry. In general, the wireless industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials or components, because we are often required, and in the past year, we have experienced a trend where we are more often being required, to purchase materials and components before a customer becomes contractually committed to an order in order to be able to timely deliver such order to the customer. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled. For example, in fiscal 2006, we incurred a net $3 million in write-downs as a result of the bankruptcy of one of our customers, which had a material impact on our earnings in the fourth quarter of fiscal year 2006 (although a certain portion of this amount was recovered in the second and third quarters of fiscal 2007).

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

We cannot be certain that our current products will continue to be selected for design into our customers’ products or that our customers will not also qualify additional vendors for their products. In addition, our long term strategy relies in part on new technologies and products. We cannot be certain that our new technology and products will be selected by customers, especially if we are unable to obtain certain industry approval, including Underwriters Laboratory approval for the charger products we are working to develop. If we are unable to obtain additional customer qualifications, if we cannot qualify our products for high-volume production quantities, if we do not execute our operational and strategic plans for new products in a timely manner or if our customers increase their reliance on additional sources for their production, our net sales may decrease.

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

For the fiscal year ended September 30, 2007, we were a principal subsidiary of WBL Corporation as defined by the rules of the Singapore Exchange, which state that we are deemed a principal subsidiary of WBL Corporation for any given fiscal year that our audited consolidated pre-tax profits consolidated into WBL Corporation accounts for more than 20% of the consolidated pre-tax profits of WBL Corporation during our immediately prior fiscal year. We expect to continue to be a principal subsidiary of WBL Corporation for the foreseeable future.

Examples of corporate action we may seek to take for which we would need to obtain our stockholder approval include:

•	an amendment of our certificate of incorporation;

•	a sale of all or substantially all of our assets;

•	a merger or reorganization transaction; and

•

an issuance of shares of our common stock in an offering other than a public offering at a price of less than fair market value if the number of shares being sold exceeds 20% of our then outstanding common stock.

To obtain stockholder approval, WBL Corporation must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL Corporation is required under its corporate rules to give its stockholders advance notice of the meeting. Consequently, if we need to obtain the approval of WBL Corporation at a time in which we qualify as a principal subsidiary (including this year), the process of seeking WBL Corporation’s stockholder approval may delay our proposed action and it is possible that WBL Corporation’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL Corporation was unable to vote at the meeting as a result of the Singapore Exchange rules.

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

In addition, due to the expansion of companies into the flex market and increased competition in the flex market, we anticipate that our employees may be heavily recruited by our competitors. Furthermore, we believe an increase in the number of manufacturers in Suzhou, China and the surrounding areas has increased the competition for qualified employees and we are experiencing a significant employee turn-over rate in our facilities in China. The costs of retaining such employees, in China, and the location of certain of our facilities in the United States may make it difficult to recruit qualified employees at those facilities.

The loss of any key employee or the inability to attract or retain qualified personnel, including engineers, sales and marketing personnel, management or finance personnel could delay the development and introduction of our products, harm our reputation or otherwise damage our business.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe the number of customers in the market is consolidating and the number of suppliers continues to increase. The competitive landscape in our market is changing rapidly and we may lose our market share if we do not implement operational improvements in response to the evolving marketplace. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

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

In addition, we sell both flex and flex assemblies to our customers, which include both EMS providers and OEMs. Even if the EMS providers aren’t able to capture a significant portion of the flex business from us, they or the OEMs could still stop ordering the flex assembly from us, or significantly reduced their assembly orders to us. If this occurs, our net sales could be significantly reduced and our net income would also be impacted.

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

At times, there are worldwide shortages of the components and raw materials used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use components that have been pre-qualified by them, which further limits the supply of components available to us and frequently results in our need to seek components from a limited number of suppliers. In addition, suppliers of certain of our components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such components. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we are unable to receive raw materials or components on a timely or cost-effective basis. In addition, our operations and gross margins may be negatively impacted if materials or components do not meet our or our customers’ specifications, even if our customer had specified from whom we must purchase such materials or components.

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

During the year ended September 30, 2007, 2006 and 2005 we purchased greater than 80% of all materials used to make flexible printed circuits from three sources, E.I. Dupont de Nemours & Co., Mitsui Plastic, Inc. and Rogers Corporation. In the fiscal years 2007, 2006 and 2005, we purchased approximately 29%, 53% and 84% of these materials from Dupont, 38%, 15% and 0% from Mitsui, and approximately 18%, 14% and 16% from Rogers, respectively.

For many of our large customers, we now purchase components directly from the OEM. Where we do not purchase components directly from the OEM, Molex Inc. and ITT, Inc. are currently our largest component suppliers. In the fiscal year 2007, we purchased 5% and 9% of our components from Molex and ITT. In the fiscal year 2006, we purchased 10% and 24% of our components from Molex and ITT. In the fiscal year 2005, we purchased 12% and 13% of our components from Molex and ITT.

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

•

foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB, which has consistently appreciated against the U.S. Dollar since the fourth quarter of our fiscal 2005. During the third quarter of fiscal 2007, the People’s Bank of China increased the rate at which the RMB/U.S. Dollar exchange can fluctuate, which resulted in greater RMB appreciation during the third and fourth quarters. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in the increase in the cost of our business in China due to the movement in the exchange rates;

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

•

unforeseen changes in regulatory requirements, including without limitation, safety, labor, health or occupational welfare regulations, which could require us to change the manner in which we do business or increase the costs of our doing business. For example, in October 2007, the minimum wage in Suzhou, China was increased from a monthly wage of RMB 750 to RMB 850 with only two weeks notice to employers;

•	disruptions or shortages in the supply of electricity or other utilities;

•

the occurrence of natural disasters or other acts of force majeure which may disrupt or otherwise impede communications between our facilities and may cause our facilities not to have access to the systems or information required to operate the business; and

•	public health emergencies such as SARS and avian flu.

Any of these factors could harm our international sales and operations significantly.

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

Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, changes in the regulations or policies (or the application of existing regulations or policies) in China generally, or specifically in Suzhou where our factories are located, may affect our ability to conduct or expand our business. For example, in 2006 the Chinese government announced that the printed circuit board, or PCB, business was no longer considered to be a high-tech industry, and as such, it was no longer an encouraged industry to migrate to, or expand in, China. In addition, we have recently been informed that effective December 1, 2007, the production of single-sided flexible printed circuit boards will no longer be considered a high-tech industry. Although these classifications have not affected our operations to date, if the government were to determine that multi-layer flexible printed circuit boards are no longer within the high-tech industry classification, it could adversely affect our ability to maintain or expand operations in China. As another example, we have recently been informed that one of our facilities in China may no longer meet the current fire department regulations. If interpretations or changes in the application of the fire code resulted in our need to take immediate corrective action, it could also adversely affect our ability to maintain or expand our operations in Suzhou.

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

•

the ability to timely and in a cost-effective manner increase our manufacturing capacity and build new manufacturing facilities in order to meet customer demands, the failure of either of which could cause customers to take their business to our competitors; and

•	the ability to acquire customers in a new line of business.

If we do not effectively manage any growth we might experience, and deliver on any increase in orders we might receive from any customer, in addition to losing a growth opportunity, we may lose the customer and its orders all together, which could adversely affect our net sales and income.

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

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, under the terms of our stockholders agreement with WBL Corporation, WBL Corporation’s approval is required for the issuance of securities that would reduce its effective ownership of us to a level that is below a majority of the outstanding shares of common stock. If WBL Corporation’s approval is required, it is possible that WBL Corporation may not approve any transaction we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

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

We have obtained two tax holidays for our second manufacturing facility in China, MFC2. The first tax holiday allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. Beginning on February 1, 2006, MFC2 became subject to a tax holiday rate of 12% on approximately 46% of its profits and a tax holiday rate of 0% on approximately 54% of its profits. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2007 and 2006 we realized tax savings of $1.5 million and $4.4 million respectively, for our operations in China.

The National People’s Congress, China’s top legislative body, passed the Unified China Corporate Income Tax Law on March 16, 2007. The new corporate income tax rate will decrease from 27% to 25% effective January 1, 2008. Unused tax holidays for existing foreign invested enterprises will be grandfathered until they expire. MFC1’s tax holiday will expire on December 31, 2007. MFC2’s first and second tax holidays will expire on December 31, 2008 and 2010, respectively. We have analyzed the tax impact of this law change and concluded that there is no material impact on our consolidated financial position, results of operations or cash flows.

In addition, from time to time we may be subject to various types of tax audits by the tax authorities. For example, an audit relating to the import and export of raw and component materials at MFC1 during fiscal year 2005 resulted in our need to incur a charge of approximately $1.5 million to cost of sales for value added tax and duty, plus interest and penalties.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $135,000 and $129,000 of restricted cash for the fiscal years ended September 30, 2007 and 2006, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

If we fail to evaluate and execute acquisitions and strategic investments properly, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted. We also may be limited in our ability to finance an acquisition through the issuance of convertible debt or equity as a result of our stockholders agreement with WBL Corporation, which requires WBL Corporation’s approval before we issue securities which would dilute its effective ownership (as defined in the agreements) below 50% of our outstanding common stock.

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

In connection with the terminated conditional offer for the outstanding shares of MFS Technology Ltd, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. There is no guarantee that any such suits will be covered by our insurance or that such suits might not result in substantial fines, penalties or adverse judgments against us.

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

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended September 30, 2007, our stock traded between $9.70 and $26.30 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.6 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our ability to sell our products at specific prices, our effectiveness in managing manufacturing processes and costs and the degree to which we are able to utilize our available manufacturing capacity. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to- period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below our expectations or the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of September 30, 2007, we had 24.6 million shares of common stock outstanding and 1.3 million shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

Item 2.	Properties

Our corporate headquarters are located in Anaheim, California and our manufacturing facilities are located in Anaheim, California and Suzhou, China. We also have a facility located in Tucson, Arizona related to Aurora Optical. Following is a summary of our properties:

Function	Location	Square Feet	Lease Expiration Dates

Executive offices, engineering and circuit fabrication and assembly	Anaheim, California	Owned—105,000 Leased—19,001*	N/A March 2008 to April 2009

Aurora Optical, Inc.— Engineering, lens assembly and manufacturing	Tucson, Arizona	Owned—47,000	N/A

MFC1—Engineering, circuit fabrication and assembly	Suzhou, China	105,600 194,686	2043** November 2007 to March 2009

MFC2—Engineering, circuit fabrication and assembly	Suzhou, China	485,000 Leased —60,772 Leased — 81,475	2052 September 2008 May 2010

*	We have 4 leases relating to this space, which range in terms from six months to three years and range in size from approximately 2,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms.

**	We have several other parcels that have long-term land leases expiring beyond 2043. Under the terms of these leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on these long-term land leases other than payments of real estate taxes. However, we believe we may desire to move this facility to a more industrialized area in the coming years.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3.	Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of November 30, 2007:

Name	Age	Position(s)
Philip A. Harding	75	Chief Executive Officer and Chairman of the Board of Directors
Reza Meshgin	44	President and Chief Operating Officer
Craig Riedel	51	Chief Financial Officer
Thomas Lee	48	Executive Vice President of Operations

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

Our common stock, par value $0.0001, or Common Stock, is traded on the NASDAQ Global Select Market, or Nasdaq, under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$26.06	$19.95	$48.17	$25.16
Second Quarter	20.28	15.35	66.28	44.97
Third Quarter	17.95	14.70	62.41	26.91
Fourth Quarter	17.51	10.28	34.39	18.00

Stockholders of record on November 30, 2007 numbered approximately 24. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. A description of the terms of our revolving credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and under Item 8 under Note 7.

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on June 25, 2004 (the day of the Company’s initial public offering) in each of our Common Stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the our Common Stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2007, 2006 and 2005 and selected consolidated balance sheet data as of September 30, 2007 and 2006 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2004 and 2003 and selected consolidated balance sheet data as of September 30, 2005, 2004 and 2003 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except share, per share data and ratios)
Consolidated Statement of Income Data:
Net sales	$508,147	$504,204	$357,090	$253,049	$129,415
Cost of sales	461,376	413,156	277,202	197,412	107,418

Gross profit	46,771	91,048	79,888	55,637	21,997
Operating expenses
Research and development	2,499	2,035	883	284	196
Sales and marketing	12,544	9,233	8,783	7,649	5,621
General and administrative	24,216	22,231	17,587	11,285	8,473
Terminated acquisition expenses	7,821	—	—	—	—

Total operating expenses	47,080	33,499	27,253	19,218	14,290

Operating (loss) income	(309)	57,549	52,635	36,419	7,707
Other income (expense), net
Interest income (expense), net	1,229	1,257	514	(468)	(310)
Other income (expense), net	200	(229)	378	(100)	(525)

Income before benefit from (provision for) income taxes	1,120	58,577	53,527	35,851	6,872
Benefit from (provision for) income taxes	1,918	(18,220)	(16,361)	(10,145)	(2,295)

Net income	$3,038	$40,357	$37,166	$25,706	$4,577

Net income per share:
Basic	$0.12	$1.66	$1.57	$1.33	$0.39

Diluted	$0.12	$1.59	$1.51	$1.27	$0.38

Shares used in calculating net income per share:
Basic	24,520,040	24,353,854	23,603,935	19,310,044	11,720,295
Diluted	25,164,401	25,315,548	24,593,998	20,306,842	11,978,610
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,955	$24,460	$38,253	$16,631	$5,211
Working capital	$107,481	$129,444	$108,126	$78,961	$17,656
Total assets	$377,287	$327,045	$259,600	$189,998	$98,729
Current ratio	1.8	2.5	2.6	2.7	1.5
Long-term debt	$—	$—	$—	$—	$4,358
Stockholders equity	$250,006	$238,365	$189,041	$141,084	$45,486

The following table presents our unaudited quarterly consolidated income statement data for the eight quarters ended September 30, 2007. These quarterly results include all adjustments consisting of normal recurring adjustments that we consider necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	For the Quarter Ended (Unaudited)
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(in thousands, except per share data)
Net sales	$166,716	$104,138	$113,406	$123,887	$110,340	$130,327	$123,804	$139,733
Cost of sales	152,588	99,355	100,553	108,880	98,451	110,561	97,783	106,361

Gross profit	14,128	4,783	12,853	15,007	11,889	19,766	26,021	33,372
Operating expenses
Research and development	701	570	639	589	544	487	491	460
Sales and marketing	4,234	3,263	2,489	2,558	2,290	2,239	2,257	2,447
General and administrative	6,182	5,606	5,462	6,966	6,155	5,612	5,188	5,329
Terminated acquisition expenses	—	7,821	—	—	—	—	—	—

Total operating expenses	11,117	17,260	8,590	10,113	8,989	8,338	7,936	8,236

Operating income (loss)	3,011	(12,477)	4,263	4,894	2,900	11,428	18,085	25,136
Interest income, net	345	414	237	233	245	284	447	281
Other (expense) income, net	(435)	457	54	124	51	(334)	13	41

Income (loss) before (provision for) benefit from income taxes	2,921	(11,606)	4,554	5,251	3,196	11,378	18,545	25,458
Benefit from (provision for) income taxes	110	4,894	(1,488)	(1,598)	(1,004)	(3,091)	(5,999)	(8,126)

Net income (loss)	$3,031	$(6,712)	$3,066	$3,653	$2,192	$8,287	$12,546	$17,332

Net income (loss) per share:
Basic	$0.12	$(0.27)	$0.13	$0.15	$0.09	$0.34	$0.52	$0.72

Diluted	$0.12	$(0.27)	$0.12	$0.14	$0.09	$0.32	$0.49	$0.69

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, margins, yields, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China, needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,”, “might,”“ will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, and the impact of competition and of technological advances, and the other risks set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Net Sales

We design and manufacture our products to customer specifications. We engage the services of 16 non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Thirteen of these sales representatives are located throughout the United States, with one also covering Japan. We also have one sales representative in each of Canada, Korea and Taiwan. The variety of products our customers manufacture are referred to as programs. The majority of our sales are to customers outside of the United States. Sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California and Tucson, Arizona facilities are denominated in U.S. Dollars. All sales from our China facilities are denominated in U.S. Dollars for sales outside China or Chinese Renminbi for sales made in China.

During fiscal year 2007, our net sales were impacted by a shift in our customer base. Although net sales to our largest customer decreased from 86% of net sales in fiscal year 2006 to 57% of net sales in fiscal year 2007, our net sales to all other customers grew in total by $145 million, or nearly 200%, in fiscal year 2007 as compared to 2006. This growth was driven primarily by a 427% increase in net sales during fiscal year 2007 to our second largest customer, as well as growth in net sales to two other customers.

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

During fiscal year 2007, we experienced reduced gross margins, primarily due to lower yields associated with the ramp-up and high-volume production of numerous new parts across an expanded base of customers, price reductions established in early fiscal 2007 and overhead increases.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and are expensed as incurred.

Sales and Marketing Expense

Sales and marketing expense includes commissions paid to sales representatives, personnel-related costs associated with our sales and marketing, business development and engineering support groups and expenses for overseas sales support, trade show and promotional and marketing brochures.

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

Interest Income

Interest income consists of interest income earned on cash, cash equivalents balances and short-term investments.

Interest Expense

Interest expense consists of interest expense incurred on our lines of credit.

Other Income (Expense), Net

Other income and expense, net, consists primarily of our gain or loss on foreign currency exchange.

Provision for Income Taxes

We record a provision for income taxes based on the statutory rates applicable in the countries in which we do business, subject to any tax holiday periods granted by the respective governmental authorities. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The American Jobs Creation Act of 2004, or the Job Creation Act, was signed into law on October 22, 2004. The Job Creation Act contains provisions that replace an export incentive with a deduction from domestic manufacturing income. We completed our evaluation of this deduction and concluded there is no material impact on our current year tax liability. However, we continue to evaluate the financial impact on future years.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•

Revenue Recognition. Revenues, which we refer to as net sales, are generated from the sale of flexible printed circuit boards, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product. We report revenues net of an allowance for returns, refunds and credits, which we estimate based on historical experience.

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

•

Warranty Reserves. We provide a two to thirty-six month warranty on our products. We provide a warranty reserve for the estimated cost of product warranties at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

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

Results of Operations

The following table sets forth our Statement of Operations data, expressed as a percentage of net sales for the periods indicated.

	Year Ended September 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.8	81.9	77.6

Gross profit	9.2	18.1	22.4
Research and development	0.5	0.4	0.2
Sales and marketing expense	2.5	1.8	2.5
General and administrative expense	4.8	4.5	5.0
Terminated acquisition expenses	1.5	—	—

Operating (loss) income	(0.1)	11.4	14.7
Interest income, net	0.2	0.2	0.1
Other income, net	0.1	0.0	0.1

Income before income taxes	0.2	11.6	14.9
Benefit from (provision for) income taxes	0.4	(3.6)	(4.6)

Net income	0.6%	8.0%	10.3%

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Net Sales. The essentially flat net sales of $508.1 million in fiscal 2007 versus $504.2 million in fiscal 2006 were primarily attributable to significant offsetting fluctuations in net sales to customers within our wireless sector, which comprised 91% of net sales in fiscal 2007 versus 88% during fiscal 2006. While net sales to our largest customer decreased $141.5 million, or 33%, compared to the prior fiscal year due to price reductions and substantially reduced sales volume as a result of increased competition and softer demand from this customer, net sales to our second largest customer increased $101.8 million, or 427%, during the current fiscal year due to the continuation of high-volume orders on programs which were initiated at the end of fiscal 2006 as well as the ramping of several new programs during the current fiscal year. Sales to our largest customer, which represented 86% of our net sales in fiscal 2006, decreased to 57% of our net sales in the current fiscal year due to the declines mentioned above as well as the success of our customer diversification efforts, which resulted in our second largest customer increasing from a concentration of 5% of our net sales in fiscal 2006 to 25% in fiscal 2007. We believe that this expanded wireless customer base will provide an increased opportunity for top line revenue growth in fiscal 2008. Net sales to the industrial sector, our second largest sector, decreased 14% or $4.1 million to $24.8 million for the year ended September 30, 2007 versus $28.9 million in the prior fiscal year million due to the continued decline in demand.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 91% for fiscal 2007 versus 82% for fiscal 2006. The increase in cost of sales as a percentage of net sales was driven by several factors. The main driver was manufacturing yield decreases, which comprised approximately 50% of the increase. Manufacturing yields were negatively impacted by the substantially larger number of new high-volume program ramp-ups that occurred during fiscal 2007 versus fiscal 2006. Yield improvements were achieved during the fourth quarter of fiscal year 2007 due to the stabilization of these new programs and we expect that further yield improvements will provide additional benefit in fiscal 2008. Increased overhead spending driven by a 10% increase in sales volumes drove approximately 35% of the increase in cost of sales as a percentage of net sales. The increase in overhead spending was primarily driven by the $33 million MFC2 capacity expansion that was on-going throughout the second half of fiscal 2007 and resulted in some de-leveraging of fixed overhead expenses during the current fiscal year in anticipation of higher sales volumes in the latter portion of fiscal 2007 and throughout fiscal 2008. These sales volume increases were beginning to be realized in the fourth quarter of fiscal 2007. Approximately 15% of the increase was attributable to customer price reductions which were initiated early in fiscal 2007.

Gross profit decreased to $46.8 million in the year ended September 30, 2007 versus $91.0 million in the prior year, a decrease of 49%. As a percentage of net sales, gross profit decreased to 9% for fiscal year 2007 from 18% in the prior fiscal year. The decrease in gross profit is primarily due to the price reductions on our products and decreased manufacturing yields, as compared to the prior fiscal year. As a result of the sales volume increases and manufacturing yield improvements we began to experience at the end of fiscal 2007, we expect quarterly gross margins to return to the 10% to 15% range in the first half of fiscal 2008.

Research and Development. Research and development expenses increased to $2.5 million for the year ended September 30, 2007 from $2.0 million for the year ended September 30, 2006, an increase of 25%. The increase is primarily due to our increasing focus on new technologies, primarily lens applications and low profile camera modules, as well as increased research and development activities at our Anaheim location. We expect these expenses to grow as we continue to focus on additional new technologies, primarily those which will provide for additional miniaturization and cost reduction of our products, and also allow us to further differentiate ourselves from our competition.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $6.6 million for fiscal 2007 from $4.5 million in fiscal 2006, an increase of 47%. The increase is primarily attributable to a $1.7 million increase in commission expense related to the higher commission rates on new programs as well as a $400,000 increase in customer support expenses related to the expansion of our international sales offices, particularly our Netherlands sales office. Compensation and benefit expense increased to $5.9 million in fiscal 2007 from $4.7 million in fiscal 2006, an increase of 26%. As a percentage of net sales, compensation and benefit expense for fiscal 2007 increased to 1.2% from 0.9% in fiscal 2006, primarily due to the increased engineering headcount in China to support the number of new program ramp-ups during fiscal 2007.

General and Administrative Expense. As a percentage of net sales, general and administrative expense increased slightly from 4.5% in fiscal 2006 to 4.8% in fiscal 2007. The $2.0 million increase in general and administrative expense was primarily due to the $1.5 million increase in litigation expenses related to the terminated offer to acquire all of the outstanding shares of MFS Technology Ltd. (the “MFS Offer”) which were expensed as incurred during the year ended September 30, 2007. Head count increases in China related to the planned expansion of the manufacturing capacity of MFC2 in China also generated approximately $300,000 in additional administrative expense during fiscal 2007. We expect general and administrative expense, as a percentage of net sales, to remain relatively flat during the upcoming fiscal year.

Terminated Acquisition Costs. During the fiscal year ended September 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the MFS Offer. No charges were recorded during the prior fiscal year.

Interest Income. Interest income remained constant at $1.5 million for fiscal 2006 and 2007.

Interest Expense. Interest expense increased slightly to $311,000 in fiscal 2007 from $203,000 in fiscal 2006. The increase is attributable to a higher average balance of $1.7 million carried on our lines of credit during the fiscal 2007 versus an average balance of $1.3 million carried in the prior fiscal year.

Other (Income) Expense, Net. Net other income/expense changed to income of $200,000 for the year ended September 30, 2007 from expense of $229,000 for the prior year. The change is primarily due to a $484,000 increase in gain on foreign exchange. We experienced a loss from foreign exchange of $306,000 during the year ended September 30, 2006 versus a gain of $178,000 during the year ended September 30, 2007. The increase in gain on foreign exchange is due to gains experienced on MFC2 purchases made in U.S. Dollars and recorded in RMB, MFC2’s functional currency.

Income Taxes. The effective tax rate for fiscal 2007 was a benefit of 171% compared to a provision of 31% for fiscal 2006. The higher effective tax benefit was mainly due to foreign tax credits offsetting U.S. taxes, the tax benefit of losses generated in the U.S., a higher tax jurisdiction, and income generated in China, a lower tax jurisdiction.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net Sales. The increase of $147.1 million, or 41%, from fiscal 2005 to fiscal 2006 was attributable primarily to $145.8 million of increased net sales to the wireless sector, which accounted for approximately 88% of total net sales in fiscal year 2006 versus 84% in fiscal 2005. The increased wireless sales were attributable to increased volume of units shipped during the year. Sales to our largest customer, which represented 86% of our annual sales in fiscal 2006, increased by $125.4 million, or 41% as compared to the prior fiscal year. In addition, sales to our second largest customer increased by $16.8 million or 240% versus the prior fiscal year. In fiscal 2006, industrial customers net sales, our second largest sector, equaled $28.9 million, an increase of $1.1 million or 4% as compared to fiscal 2005, primarily due to a continued increase in volume of bar code scanners. In addition, compared to the prior fiscal year, sales to the computer/storage device sector increased by $1.2 million or 17% during fiscal 2006 and sales to power supply customers increased by $0.7 million or 99% during fiscal 2006. Sales to the medical and personal digital assistant sectors remained relatively flat during fiscal year 2006, while net sales to the network telecommunications industry decreased by $1.1 million, or 31%.

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

In absolute dollars, gross profit increased to $91 million in fiscal 2006 from $79.9 million in fiscal 2005. As a percentage of net sales, gross profit for the year ended September 30, 2006 decreased to 18% versus 22% for the prior year. The decrease in gross profit is primarily due to price reductions on our products. In addition, during the second half of the fiscal year a slow down in sales, due to a loss of market share with our largest customer, resulted in a decrease in gross profit, as we had a lower revenue base over which to leverage our fixed costs. An overall change in product mix from higher to lower margin products also negatively impacted our gross profit percentage. As a result, our gross margins shifted substantially lower to a range of approximately 10% to 15%. This lower range was being driven by pricing pressures resulting from increased competition, and the trend toward higher component content, which are primarily pass through costs with minimal opportunity for mark-up.

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

General and Administrative Expense. As a percentage of net sales, general and administrative expense decreased from 5% in fiscal 2005 to 4.5% in fiscal 2006. The $4.6 million increase in general and administrative expense was due partially to the adoption of SFAS 123R, which resulted in an increase to stock-based compensation of $1.5 million. Head count increases in China and other infrastructure growth during the last quarter of fiscal year 2005 and throughout 2006 have also contributed to the administrative cost increase. The increase in general and administrative expense as a percentage of sales was offset by a small increase in compensation and benefits expense leveraged over a larger increase in net sales. As of September 30, 2006, we had capitalized $4.5 million in deferred transaction costs in relation to the MFS Offer which were subsequently expensed when the transaction was terminated in June 2007.

Interest Income. Interest income increased to $1.5 million for fiscal 2006 from $688,000 for fiscal 2005, an increase of 118%. The increase in interest income was primarily due to interest earned on short-term investments.

Interest Expense. Interest expense increased slightly to $203,000 for fiscal 2006 from $174,000 for fiscal 2005, an increase of 17%. The increase in interest expense was primarily due the higher average debt balance carried in fiscal 2006 versus 2005.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

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

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Years Ended September 30,
	(dollars in thousands)
	2007	2006	2005
Cash flow provided by operating activities	$46,690	$16,307	$43,969
Cash flow used in investing activities	$(45,083)	$(41,083)	$(23,311)
Cash flow provided by (used in) financing activities	$(3,309)	$8,918	$(373)
Cash and cash equivalents at year end	$27,955	$24,460	$38,253
Days sales outstanding	82.8	64.4	58.4
Inventory turnover	7.7	8.2	6.6

Net cash generated from operations during fiscal 2007 was $46.7 million. During fiscal 2007, net income of $3.0 million, adjusted for depreciation and amortization, provision for doubtful accounts, deferred taxes, loss on equipment disposal and stock-based compensation expense generated $26.4 million of operating cash. In addition, $20.3 million in working capital was generated.

Changes in the principal components of operating cash flows in our 2007 fiscal year were as follows:

•

Our net accounts receivable increased to $124.3 million at September 30, 2007 from $109.5 million for the prior year, an increase of 14%. The increase in outstanding accounts receivable is attributable to the increase in sales volume in the fourth quarter of fiscal 2007. Our net inventory balances increased to $63.4 million at September 30, 2007 from $56.4 million for the prior year, an increase of 12%. The principal reason for the increase was the build up of inventory to support the higher sales volumes experienced in the fourth quarter as well as the expected sales increase in the first quarter of fiscal 2008. Our accounts payable increased to $111.9 million at September 30, 2007 from $70.1 million for the prior year, an increase of 60%, as a result of increased purchases in support of the higher business volumes as well as the equipment expansion at MFC2.

•	Depreciation and amortization expense was $20.4 million for fiscal 2007 versus $14.5 million in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities in our 2007 fiscal year were as follows:

•

Net cash used in investing activities was $45.1 million for fiscal 2007. Capital expenditures included $55.7 million of capital equipment and other assets, and $1.7 million in deposits for fixed asset purchases, which were related to the MFC2 manufacturing capacity expansion. As of September 30, 2007, we had outstanding purchase commitments related to MFC2 capital projects, which totaled $8.5 million.

•

Net cash used in financing activities was $3.3 million for fiscal 2007 and consisted of $4.0 million of repayments on our lines of credit offset by $638,000 of proceeds from the exercise of stock options. Our loans payable and borrowings outstanding against credit facilities decreased to zero at September 30, 2007 from $4.0 million at September 30, 2006.

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

Changes in the principal components of operating cash flows in our 2005 fiscal year were as follows:

•

Our net accounts receivable increased to $71.5 million at September 30, 2005 from $44.4 million for the prior year, an increase of 61%. The increase in outstanding accounts receivable was attributable to the higher average monthly sales in fiscal 2005 versus the prior year. Our net inventory balances increased to $45 million at September 30, 2005 from $39.2 million for the prior year, an increase of 15%. The principal reason for the increase was the expected growth in program order volumes for high-volume, high-density flexible printed circuit assembly programs for the wireless sector. Our accounts payable increased to $58 million at September 30, 2005 from $26.1 million for the prior year, an increase of 122%, as a result of increased purchases in support of the higher business volumes.

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

•

Net cash provided by financing activities was $6 million for fiscal 2005 and consisted of $3 million of proceeds from the exercise of stock options and $3.4 million of net payments on our line of credit and notes payable. Our loans payable and borrowings outstanding against credit facilities decreased to $0 at September 30, 2005 from $3.4 million at September 30, 2004. The decrease in outstanding loan amounts was due to the pay down in debt from cash generated by operating activities. In addition, $6.4 million in cash was generated by the tax benefit related to stock options

Capital Commitments

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s, or SEC’s, Regulation S-K. The following summarizes our contractual obligations at September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (facilities)	$633	$577	$56	$—	$—
Capital lease obligations	150	119	31	—	—
Purchase obligations (MFC2)	8,457	8,457	—	—	—

Total contractual obligations	$9,240	$9,153	$87	$—	$—

We have four leases or contractual arrangements relating to space at our California facilities, which range in terms from six-months to three years, and range in size from approximately 4,000 square feet to approximately 6,000 square feet. These leases expire in various months of each year. In general, as these leases expire, we extend them on substantially the same terms. We have several parcels at MFC1 that have long-term land leases expiring beyond 2043. Under the terms of the leases, we paid an upfront fee for use of the parcel through expiration of the lease. We have no other financial obligations on the long-term land leases at MFC1 other than payments of real estate taxes. However, we expect that we may determine to move this facility to a more industrialized areas in the coming years.

During fiscal 2005 our board of directors approved an additional expansion at MFC2, which became operational during the first quarter of fiscal 2007. As of September 30, 2006, we had purchase obligations of $8.3 million related to this expansion. In April 2007 our board of directors approved a $33.0 million capital expansion plan to increase our assembly capacity in the expanded MFC2 facility and in one satellite location in Suzhou. As of September 30, 2007 essentially all of the equipment related to the expansion had been installed. As of September 30, 2007, we had purchase obligations of $8.5 million which were primarily related to this expansion.

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

As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of the enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2006. We completed our evaluation of this deduction and concluded there is no material impact on our current year tax liability. However, we are evaluating the impact on future years and currently do not believe it will have any material impact on our consolidated financial position, results of operation or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 was effective for us beginning January 1, 2007 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50%, based on the technical merits, that the position will be sustained upon examination. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, we will adopt the accounting provisions of FIN 48 as of October 1, 2007. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach and provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 Accounting Changes in Interim Financial Statements, for the correction of an error on financial statements. SAB 108 was effective for us for the year ended September 30, 2007 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 (“FAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS 159 will have on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2007, no amounts were outstanding under our loan agreements with Shanghai Pudong

Development Bank, Bank of China or NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

We derive a substantial portion of our sales outside of the United States. Approximately $444 million, or 96%, of total shipments to these foreign manufacturers for fiscal 2007 were made in U.S. Dollars. The balance of our net sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 7.7 RMB per U.S. Dollar for the fiscal year ended September 30, 2007. Transactions in RMB represent approximately 4% of total net sales from foreign customers for the fiscal year ended September 30, 2007. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar, adjusted the exchange rate from 8.3 to 8.1 and established a 0.3% maximum daily appreciation against the U.S. Dollar. However, during the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. Dollar exchange can fluctuate, which resulted in a greater RMB appreciation. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in an increase in the cost of our business expenses in China due to the movement of the exchange rates. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Orange County, California

December 3, 2007

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share and Share Data)

	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$27,955	$24,460
Short term investments	7,000	19,355
Restricted cash	2,343	2,161
Accounts receivable, net of allowances of $1,300 and $604	124,313	109,517
Inventories	63,424	56,430
Due from affiliates	—	267
Deferred taxes	4,073	4,346
Income taxes receivable	2,701	—
Other current assets	2,749	1,270

Total current assets	234,558	217,806
Property, plant and equipment, net	133,633	95,231
Restricted cash	135	129
Deferred taxes	2,185	1,187
Goodwill	3,629	3,629
Other assets	3,147	9,063

Total assets	$377,287	$327,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$111,934	$70,143
Accrued liabilities	14,994	13,053
Due to affiliates	30	417
Lines of credit	—	4,000
Other current liabilities	119	80
Income taxes payable	—	669

Total current liabilities	127,077	88,362
Other liabilities	204	318

Total liabilities	127,281	88,680

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized; 24,598,510 and 24,443,371 shares issued and outstanding	2	2
Additional paid-in capital	108,872	105,466
Retained earnings	132,532	129,494
Accumulated other comprehensive income	8,600	3,403

Total stockholders’ equity	250,006	238,365

Total liabilities and stockholders’ equity	$377,287	$327,045

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)

	Years Ended September 30,
	2007	2006	2005
Net sales	$508,147	$504,204	$357,090
Cost of sales	461,376	413,156	277,202

Gross profit	46,771	91,048	79,888

Operating expenses
Research and development	2,499	2,035	883
Sales and marketing	12,544	9,233	8,783
General and administrative	24,216	22,231	17,587
Terminated acquisition expenses	7,821	—	—

Total operating expenses	47,080	33,499	27,253

Operating (loss) income	(309)	57,549	52,635
Other income (expense), net
Interest expense	(311)	(203)	(174)
Interest income	1,540	1,460	688
Other income (expense), net	200	(229)	378

Income before provision for income taxes	1,120	58,577	53,527
Benefit from (provision for) income taxes	1,918	(18,220)	(16,361)

Net income	$3,038	$40,357	$37,166

Net income per share:
Basic	$0.12	$1.66	$1.57
Diluted	$0.12	$1.59	$1.51
Shares used in computing net income per share:
Basic	24,520,040	24,353,854	23,603,935
Diluted	25,164,401	25,315,548	24,593,998

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at September 30, 2004	23,264,835	$2	$89,110	$51,971	$1	$141,084	$25,776

Exercise of stock options	915,049	—	2,996	—	—	2,996
Compensation relating to the modification of stock options	—	—	99	—	—	99
Stock-based compensation income tax benefits	—	—	6,359	—	—	6,359
Net income	—	—	—	37,166	—	37,166	$37,166
Translation adjustment	—	—	—	—	1,337	1,337	1,337

Balance at September 30, 2005	24,179,884	$2	$98,564	$89,137	$1,338	$189,041	$38,503

Exercise of stock options	263,487	—	1,562	—	—	1,562
Stock-based compensation expense	—	—	1,984	—	—	1,984
Stock-based compensation income tax benefits	—	—	3,356	—	—	3,356
Net income	—	—	—	40,357	—	40,357	$40,357
Translation adjustment	—	—	—	—	2,065	2,065	2,065

Balance at September 30, 2006	24,443,371	$2	$105,466	$129,494	$3,403	$238,365	$42,422

Exercise of stock options	155,139	—	638	—	—	638
Stock-based compensation expense			2,715	—	—	2,715
Stock-based compensation income tax benefits			53	—	—	53
Net Income				3,038	—	3,038	$3,038
Translation adjustment					5,197	5,197	5,197

Balance at September 30, 2007	24,598,510	$2	$108,872	$132,532	$8,600	$250,006	$8,235

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities
Net income	$3,038	$40,357	$37,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,447	14,473	11,434
Loss from equity method investee	—	—	40
Provision for doubtful accounts	696	3	351
Income tax benefit related to stock option exercise	—	—	6,359
Deferred income taxes	(725)	(2,423)	678
Stock-based compensation expense	2,715	1,984	99
Loss on disposal of equipment	190	107	136
Changes in operating assets and liabilities
Accounts receivable	(15,492)	(38,032)	(27,158)
Inventories	(6,994)	(11,455)	(5,665)
Due to/from affiliates, net	(120)	237	(5,515)
Other current assets	(1,479)	(345)	(81)
Other assets	4,127	(3,610)	(3,831)
Accounts payable	41,791	12,173	31,585
Accrued liabilities	1,941	2,031	4,901
Income tax payable	(3,370)	923	(6,553)
Other liabilities	(75)	(116)	23

Net cash provided by operating activities	46,690	16,307	43,969

Cash flows from investing activities
Proceeds from sales and (purchases) of short-term investments	12,355	(3,265)	5,475
Cash paid for property and equipment	(55,711)	(34,552)	(24,417)
Purchases of software and capitalized internal-use software	(195)	(461)	(110)
Deposits on property and equipment	(1,713)	(3,217)	1,523
Proceeds from sale of equipment	369	569	2,454
Increase in restricted cash, net	(188)	(157)	(1,830)
Cash paid for acquisition	—	—	(6,406)

Net cash used in investing activities	(45,083)	(41,083)	(23,311)

Cash flows from financing activities
Borrowings on line of credit	—	12,000	4,950
Payments on line of credit	(4,000)	(8,000)	(8,319)
Income tax benefit related to stock option exercise	53	3,356	—
Proceeds from exercise of options	638	1,562	2,996

Net cash (used in) provided by financing activities	(3,309)	8,918	(373)

Effect of exchange rate changes on cash	5,197	2,065	1,337
Net increase (decrease) in cash	3,495	(13,793)	21,622
Cash and cash equivalents at beginning of year	24,460	38,253	16,631

Cash and cash equivalents at end of year	$27,955	$24,460	$38,253

Supplemental disclosure
Interest paid	$248	$68	$187
Income taxes paid	2,073	17,504	9,852

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60%, 61% and 61% of the Company’s outstanding common stock as of September 30, 2007, 2006 and 2005, respectively, allowing Wearnes to exercise operating control over the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China, Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”); one located in the Cayman Islands: M-Flex Cayman Islands Inc.; one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd.; and one located in Arizona, Aurora Optical, Inc. (“Aurora Optical”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of accounts receivable allowances, valuation of inventory, warranty reserves, valuation of the Company’s common stock options and income tax contingencies. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2007 and 2006 consisted of money market funds.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 - 39 years
Machinery and equipment	5 or 10 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 10 years or life of lease

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. As of September 30, 2007 and 2006, there were no such impairments.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The Company reviews the recoverability of the carrying value of goodwill on an annual basis every July, or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the accounting value of the underlying net assets of such reporting unit. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. The Company has one reporting unit for evaluating its goodwill for impairment. As of September 30, 2007 and 2006, there were no such impairments of goodwill, intangible assets or other long-lived assets.

Revenue Recognition

The Company’s revenues, net of allowance for returns, refunds and credits, which are estimated based on historical experience, which the Company refers to as net sales, are generated from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectibility of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training), customer acceptance or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

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

Changes in product warranty accrual for the years ended September 30, 2007, 2006 and 2005 was as follows:

	Warranty Accrual Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at September 30
2007	$1,285	$(4,779)	$5,167	$1,673
2006	1,439	$(3,549)	$3,395	1,285
2005	1,549	(2,892)	2,782	1,439

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended September 30, 2007, 2006 and 2005 was comprised entirely of the Company’s foreign currency translation adjustment.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the years ended September 30, 2007, 2006 and 2005, foreign exchange transaction gains and losses were included in other expenses and were a net gain of $178, a net loss of $306, and a net gain of $52, respectively.

Accounting for Stock-Based Compensation

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation was recognized in the Consolidated Statement of Income for the year ended September 30, 2005 for options granted under the Company’s 1994 Stock Plan (the “1994 Plan”), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of $99 was recognized in the Consolidated Statement of Income for the year ended September 30, 2005 due to the acceleration of the vesting period for certain options granted under the 2004 Stock Incentive Plan (the “2004 Plan”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as allowed under SFAS 123, is no longer an alternative. In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company adopted the alternative transition method provided in FSP 123R-3 regarding the methodology for calculating the tax effects of stock-based compensation pursuant to SFAS123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. See Note 11 for further discussion of stock-based compensation.

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

The following table presents a reconciliation of basic and diluted income per share:

	Years Ended September 30,
	2007	2006	2005
Basic weighted-average number of common shares outstanding	24,520,040	24,353,854	23,603,935
Dilutive effect of outstanding stock options	644,361	961,694	990,063

Diluted weighted-average number of common and potential common shares outstanding	25,164,401	25,315,548	24,593,998

Potential common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	192,384	58,882	—

Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Job Creation Act”). The Job Creation Act provides a deduction for income from qualified domestic production activities which will be phased in from 2006 through 2011. On December 21, 2004, the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”), was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes (“SFAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of the enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2006. M-Flex completed its evaluation of this deduction and concluded there is no material impact on the Company’s current year tax liability. However, the Company is evaluating the impact on future years and currently does not believe it will have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 was effective for the Company beginning January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company will adopt the accounting provisions of FIN 48 as of October 1, 2007. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach and provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 Accounting Changes in Interim Financial Statements, for the correction of an error on financial statements. SAB 108 was effective for the Company for the year ended September 30, 2007 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 (“FAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the provisions of FAS No. 159 will have on its consolidated financial statements.

Reclassification

The Company has reclassified research and development expenses of $883 from general and administrative expenses for the year ended September 30, 2005, to conform to current and prior year presentation.

2. Restricted Cash

Restricted cash consists of funds held in short-term deposits that are legally restricted as to withdrawal. Restricted cash of $2,343 and $2,161 as of September 30, 2007 and 2006, respectively, was on deposit with various banks in China to secure the Company’s customs activities.

The Company also had restricted cash of $135 and $129 as of September 30, 2007 and 2006, respectively, held at the direction of the County of Orange, California, to finance environmental clean-up costs, estimated by the Company and approved by the County, in the event the Company vacates its Anaheim, California manufacturing facilities. The Company is not a party to any environmental claims. As of September 30, 2007, the Company believes the amount held as restricted cash is sufficient to pay environmental clean-up costs that may exist, if any, should the Company vacate its facilities.

3. Related Party Transactions

During the years ended September 30, 2007, 2006 and 2005, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) Wearnes Hollingsworth Corporation; (b) MFS Technology Ltd. (“MFS”); (c) MFS Technologies (M) Sdn. Bhd., a subsidiary of MFS; (d) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes; and (e) Wearnes. As discussed in Note 1, Wearnes owns 60% and 61% of the Company’s common stock as of September 30, 2007 and 2006, respectively. MFS is an indirect subsidiary of Wearnes.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Net amounts due from/to affiliated companies comprise the following:

	September 30,
	2007	2006
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$—	$223
Suzhou Wearnes-Xirlink Electric Co. Ltd.	—	44

	$—	$267

	September 30,
	2007	2006
Due to affiliates
Wearnes	$—	$41
Suzhou Wearnes-Xirlink Electric Co. Ltd.	30	52
Wearnes Hollingsworth Corporation	—	324

	$30	$417

Sales to and purchases from affiliates comprise the following:

	Years Ended September 30,
	2007	2006	2005
Sales to affiliates
MFS	$—	$25	$368

	$—	$25	$368

Purchases from affiliates
MFS	$—	$—	$1,543

	$—	$—	$1,543

4. Composition of Certain Balance Sheet Components

Inventories comprise the following:

	September 30,
	2007	2006
Raw materials and supplies	$25,436	$23,202
Work-in-progress	26,341	18,488
Finished goods	11,647	14,740

	$63,424	$56,430

Property, plant, and equipment, net, comprise the following:

	September 30,
	2007	2006
Land	$4,054	$4,054
Building	39,483	29,042
Machinery and equipment	141,129	96,772
Furniture and fixtures	5,131	3,823
Leasehold improvements	2,703	2,900

	192,500	136,591
Accumulated depreciation and amortization	(58,867)	(41,360)

	$133,633	$95,231

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Depreciation expense for the years ended September 30, 2007, 2006 and 2005, was $19,956, $13,821 and $10,901, respectively.

Included in other assets as of September 30, 2007 and 2006 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the years ended September 30, 2007, 2006 and 2005 was $491, $652 and $533, respectively.

In addition, included in other assets as of September 30, 2007 and 2006 is $1,713 and $3,217, respectively, of deposits on equipment to be purchased.

Accrued liabilities comprise the following:

	September 30,
	2007	2006
Wages and compensation	$7,200	$5,298
Warranty accrual	1,673	1,285
Other taxes	578	328
Other	5,543	6,142

	$14,994	$13,053

5. Investment - Cornerstone

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of September 30, 2007 and 2006 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

The Company periodically reviews this investment for other-than-temporary declines in fair value. Fair value for this investment is evaluated based on several factors including; recent financial information, historical and forecasted financial and business information, and estimates of the fair value of the Cornerstone common stock or potential new investments in Cornerstone by third parties. As of September 30, 2007, there has been no impairment of the investment in Cornerstone.

6. Income Taxes

United States and foreign (loss) income before taxes are as follows:

	Years Ended September 30,
	2007	2006	2005
United States	$(5,261)	$45,685	$38,474
Foreign	6,381	12,892	15,053

	$1,120	$58,577	$53,527

The (benefit from) provision for income taxes consisted of the following components:

	Years Ended September 30,
	2007	2006	2005
Current
Federal	$(2,732)	$16,399	$10,767
State	(69)	2,317	1,295
Foreign	1,608	1,927	3,622

	$(1,193)	$20,643	$15,684

Deferred
Federal	$421	$(1,799)	$(94)
State	(67)	(89)	62
Foreign	(1,079)	(535)	709

	(725)	(2,423)	677

	$(1,918)	$18,220	$16,361

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2007	2006
Deferred tax assets
Inventory	$2,432	$2,854
Depreciation	1,559	657
Stock-based compensation	940	679
Accrued expenses	472	432
Allowance for doubtful accounts	506	227
Warranty reserve	658	503
Capital loss carryforward	59	60
Net operating loss	299	448
Investments	272	276
State taxes	—	548
Other	85	84

Subtotal deferred tax assets	7,282	6,768
Valuation allowance	(331)	(336)

Total deferred tax assets	6,951	6,432

Deferred tax liabilities
Depreciation	(419)	(850)
Amortization	(108)	(48)
State taxes	(166)	—
Other	—	(1)

Total deferred tax liabilities	(693)	(899)

Net deferred tax assets	$6,258	$5,533

The Company established a valuation allowance of approximately $331 and $336 as of September 30, 2007 and 2006, respectively. The valuation allowance is comprised of two components including: capital loss carryforwards generated amounting to $59 generated in fiscal 2005 for which there is an uncertainty regarding the future realization and management has determined that it is more likely than not that these carryforwards will expire unused; deferred income tax benefits of the book losses attributable to the Company’s investment in a partnership amounting to $272 as of September 30, 2007 for which it is more likely than not that it will not receive future tax benefits.

As of September 30, 2007 and 2006, the Company had net operating loss carryforwards for state and foreign tax purposes of approximately $2,572, $797, $0 and $3,517, respectively. These net operating loss carryforwards will begin to expire in 2013 for state tax purposes and 2012 for foreign tax purposes.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

The (benefit from) provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended September 30,
	2007	2006	2005
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(7.9)%	2.5%	1.0%
Foreign tax credit	(96.4)%	(1.6)%	(3.4)%
Foreign rate variance	(152.2)%	(5.3)%	(3.9)%
Nondeductible expenses	4.1%	0.1%	0.1%
Return to provision adjustments	7.2%	0.2%	0.5%
IRS exam	18.9%	0.0%	0.0%
Tax contingency reserve	17.7%	0.0%	0.6%
Other	2.4%	0.2%	0.6%

	(171.2)%	31.1%	30.5%

The Company operates under a tax holiday in China, which had a zero percent tax rate for MFC1 until December 31, 2001. Beginning January 1, 2002, the zero percent tax rate expired for MFC1 and the Company became subject to a tax rate equal to 12% (versus the applicable Chinese tax rate of approximately 27%). This change in the tax holiday is similar to a change in enacted tax rates and has been reflected in the Company’s deferred tax computation as of September 30, 2007 and 2006. MFC1 will continue to be subject to taxes equal to 12% until December 31, 2007. After this time, MFC1 will be subject to the statutory rate of 25%. The Company has obtained two tax holidays for MFC2. The first tax holiday allows for a zero percent tax rate for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. Beginning on February 1, 2006, MFC2 became subject to a tax holiday rate of 12% on approximately 46% of its profits and a tax holiday rate of 0% on approximately 54% of its profits.

Had the Company not received the tax holiday for its operations in China, net income for the years ended September 30, 2007, 2006 and 2005 would have been decreased to the pro forma amounts below:

	Years Ended September 30,
	2007	2006	2005
Net income, as reported	$3,038	$40,357	$37,166
Additional tax in China	(1,520)	(4,373)	(3,532)
Pro forma net income	$1,518	$35,984	$33,634
Net income per share
Basic, as reported	0.12	1.66	1.57
Basic, pro forma	0.06	1.48	1.42
Diluted, as reported	0.12	1.59	1.51
Diluted, pro forma	0.06	1.42	1.37

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $55,643, $48,811 and $36,339 for the years ended September 30, 2007, 2006 and 2005, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

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

The IRS has begun its audit of fiscal year ended September 30, 2005. The Company has identified certain affirmative adjustments during the process of the IRS audit, resulting in additional tax and interest in the amount of $577. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the result of the audit is not expected to have a material impact on the Company’s financial position or results of operations. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution. The Company’s tax contingency reserves are included in the balance sheet with income taxes receivable, or payable, as the case may be.

7. Lines of Credit

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($26,604 at September 30, 2007). The lines of credit will mature in January 2008 and bear interest at LIBOR (5.23% at September 30, 2007) plus 0.85%. As of September 30, 2007, the Company had no borrowings outstanding under these lines of credit.

In July 2007, the Company’s subsidiaries in China renewed and amended their credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, one for 80,000 RMB ($10,642 at September 30, 2007) and one for 75,000 RMB ($9,977 at September 30, 2007). The line of credit will mature in July 2008 and bears interest at a 10% discount of the People’s Bank of China six-month RMB Benchmark Interest Rate (5.6% at September 30, 2007). As of September 30, 2007 and 2006, the Company had no borrowings under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with NLG. Borrowings under this facility will bear interest at LIBOR plus 2.5% correlating with the time period of the borrowing. Each borrowing under the facility matures six months after the borrowing date with respect to such borrowing. During the year ended September 30, 2007, the Company repaid $4,000 on the credit facility. As of September 30, 2007 and 2006, the Company had outstanding borrowings of zero and $4,000, respectively, under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios, and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of September 30, 2007 and 2006, the Company was in compliance with these covenants with NLG.

A summary of the lines of credit follows:

	Amounts Available at September 30, 2007	Amounts Outstanding at September 30,
		2007	2006
Line of credit (BC)	$26,604	$—	$—
Line of credit (SPDB)	20,619	—	—
Line of credit (NLG)	15,000	—	4,000

	$62,223	$—	$4,000

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

Financial information by geographic segment is as follows:

	Years Ended September 30,
	2007	2006	2005
Net sales
United States	$485,088	$477,002	$271,393
China	307,186	251,236	205,109
Eliminations	(284,127)	(224,034)	(119,412)

Total	$508,147	$504,204	$357,090

Operating (loss) income
United States	$(17,884)	$35,900	$19,048
China	17,575	21,649	33,587

Total	$(309)	$57,549	$52,635

Depreciation and amortization
United States	$3,462	$3,510	$2,873
China	16,985	10,963	8,561

Total	$20,447	$14,473	$11,434

	September 30,
	2007	2006
Total assets
United States	$307,661	$252,074
China	236,432	148,868
Eliminations	(166,806)	(73,897)

Total	$377,287	$327,045

Long-lived assets
United States	$20,421	$20,520
China	113,347	74,840

Total	$133,768	$95,360

	Years Ended September 30,
	2007	2006
Capital Expenditures
United States	$1,869	$7,164
China	55,555	30,605

Total	$57,424	$37,769

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

	Years Ended September 30,
	2007	2006	2005
Net sales
Customer—A	43%	68%	55%
Customer—B	18%	3%	2%

	September 30,
	2007	2006	2005
Accounts Receivable
Customer—A	39%	69%	66%
Customer—B	32%	6%	0%

During the years ended September 30, 2007, 2006 and 2005, 57%, 86% and 81%, respectively, of the Company’s net sales were realized from Customer A and its subcontractors. Customer B is a subcontractor of the Company’s second largest customer. During the years ended September 30, 2007, 2006 and 2005, 25%, 5% and 2%, respectively, of the Company’s net sales were realized from the Company’s second largest customer and its subcontractors.

	Years Ended September 30,
	2007	2006	2005
Purchases
Vendor—A	8%	10%	16%
Vendor—B	4%	8%	10%
Vendor—C	5%	3%	11%
Vendor—D	6%	19%	7%
Vendor—E	10%	0%	0%
Vendor—F	22%	4%	0%

	September 30,
	2007	2006	2005
Accounts payable
Vendor—E	11%	0%	0%
Vendor—F	7%	6%	10%

The Company’s customers require the use of materials that have been pre-qualified by them. Any interruption in pre-qualified sources of materials may result in the Company’s inability to timely deliver products to customers.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Years Ended September 30,
	2007	2006	2005
North America	$92,681	$144,946	$44,047
China	185,196	259,892	231,393
Hong Kong	126,037	50,356	45,786
Malaysia	64,237	10,770	9,403
Other Asia-Pacific	23,364	27,342	20,107
Europe	9,094	7,341	3,777
Other foreign	7,538	3,557	2,577

	$508,147	$504,204	$357,090

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in other Asia-Pacific countries include Singapore, Japan, Thailand, Taiwan, the Philippines, Israel and Korea. Sales to customers in Europe include the Netherlands, Austria, Sweden, Hungary, Denmark, Italy, Scotland, Germany, France and the United Kingdom.

Industry

In the years ended September 30, 2007, 2006 and 2005, 91%, 88% and 84% of net sales were derived from sales to companies that provide products or services to the wireless industry. The wireless industry is subject to economic cycles and has experienced period of slowdown in the past.

10. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under non-cancelable operating leases which expire at various dates through 2009. Future minimum lease payments under non-cancelable operating leases at September 30, 2007 are as follows:

Year Ending September 30,	Operating Leases
2008	$577
2009	56
2010	—
2011	—
2012 and after	—

Total	$633

Total rent expense was $1,301, $1,214 and $899 for the years ended September 30, 2007, 2006 and 2005, respectively.

Capital Leases

During the year ended September 30, 2004, the Company recorded a capital lease obligation of $318 related to the acquisition of a new phone system. In addition, during the year ended September 30, 2007 Aurora Optical extended the terms of its equipment capital lease by one year. The Company is obligated to pay $119 and $31 during the years ended September 30, 2008 through 2009, respectively, under the terms of these leases.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Terminated MFS Offer

In March 2006, the Company announced a proposed offer (the “MFS Offer”) to acquire all of the outstanding ordinary shares of MFS, a related party publicly traded in Singapore and a subsidiary of Wearnes. Approval of the shareholders of Wearnes for the MFS Offer was a pre-condition (the “WBL Shareholder Precondition”) to the Company making the MFS Offer. On June 26, 2007, Wearnes announced that its shareholders had voted against tendering its shares of MFS for stock consideration in the MFS Offer, and against voting Wearnes’ M-Flex stock in favor of the MFS Offer. Accordingly, since one of the pre-conditions to the MFS Offer, namely the WBL Shareholder Precondition, would not be met by June 30, 2007, the Company withdrew the Company’s amended Registration Statement on Form S-4 regarding the MFS Offer on June 28, 2007. As a result, $7,821 in deferred transaction costs were expensed during the year ended September 30, 2007.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of September 30, 2007 and 2006, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $8,457 and $8,320, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. The amount of net income restricted by the foregoing for the years ended September 30, 2007, 2006 and 2005 are equal $5,362, $4,979 and 1,664, respectively.

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

11. Stock Option Plans

1994 Stock Plan

In December 1994, the Company adopted the 1994 Plan, which is administered by the Company’s board of directors or a committee thereof (the “administrator”). The 1994 Plan provides for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vest based on periods determined by the administrator, which has been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. The 1994 Plan officially terminated on December 9, 2004. Effective with the adoption of the 2004 Plan the Company ceased granting options under the 1994 Plan.

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

The Company uses the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the year ended September 30, 2007.

Effect on Prior Periods

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the 1994 Plan and the 2004 Plan during fiscal year 2005.

Year Ended September 30, 2005
Net income, as reported	$37,166
Stock-based compensation, intrinsic value method, net of tax	$70
Total stock-based employee compensation expense determined under fair value-based method for all options	$(711)

Pro forma net income	$36,525

Net income per share
Basic, as reported	$1.57
Basic, pro forma	$1.55
Diluted, as reported	$1.51
Diluted, pro forma	$1.49
Shares used in computing net income per share
Basic	23,603,935
Diluted	24,593,998

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

Stock Options

Stock option activity for the years ended September 30, 2007, 2006 and 2005 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2004	2,798,405	$5.58
Granted	177,000	18.37
Exercised	(915,049)	3.28
Forfeited	(78,651)	11.64

Options outstanding at September 30, 2005	1,981,705	$7.65
Exercised	(263,487)	5.94
Forfeited	(12,151)	10.00

Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(127,667)	5.00
Forfeited	(20,860)	10.00

Options outstanding at September 30, 2007	1,557,540	$8.10

The intrinsic value of options exercised during the year ended September 30, 2007 and 2006 was $1,582 and $10,901, respectively. During the years ended September 30, 2007 and 2006, the Company recognized compensation costs of $1,176 and $1,217, respectively, related to stock options. As of September 30, 2007 and 2006 there were stock options exercisable for up to 1,339,190 and 1,215,244 shares of common stock outstanding, respectively. Unearned compensation of $1,109 existed at September 30, 2007, related to non-vested stock options which will be recognized into expense over a weighted average period of 1.17 years.

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of September 30, 2007:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	276,595	1.3	$2.04	—	276,595	$2.04	—	1.3
$3.73—$4.00	380,870	2.0	3.99	—	380,870	3.99	—	2.0
$8.75	18,816	6.9	8.75	114	15,415	8.75	94	6.9
$10.00	663,000	6.7	10.00	3,202	545,362	10.00	2,634	6.7
$16.80—$18.08	94,936	7.7	17.48	—	57,200	17.47	—	7.7
$20.18—$20.81	68,847	7.4	20.59	—	63,748	20.62	—	7.4

	1,503,064		$7.95	$3,316	1,339,190	$7.46	$2,728

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share and Share Data)

Restricted Stock Units

Restricted stock unit activity for the years ended September 30, 2007 and 2006 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2005	—	$—
Granted	88,290	42.86
Forfeited	(1,400)	53.42

Non-vested shares outstanding at September 30, 2006	86,890	$42.69

Granted	190,200	17.80
Vested	(27,472)	47.61
Forfeited	(2,500)	42.79

Non-vested shares outstanding at September 30, 2007	247,118	$22.99

In December 2005, March and September 2006, and March, April, June and July 2007, the Company made restricted stock unit grants equal to 59,990, 10,800, 9,500, 160,500, 6,000, 3,500 and 12,200 shares of the Company’s common stock, respectively, under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees in fiscal year 2006 vest over a period of four years with 25% vested on each of the anniversary dates of the vesting commencement date. In March 2006 and 2007, the Company also made restricted stock unit grants equal to 8,000 shares under the 2004 Plan to certain members of the board of directors. The restricted stock units granted to directors vest upon the earlier of one year after the date of grant or the next regularly scheduled annual meeting of stockholders. With respect to restricted stock unit grants equal to 155,500 of the Company’s common stock made during March 2007, one-third of the units were subject to vesting requirements based on certain financial metrics being achieved by the Company during fiscal 2007, and one-third of the units will vest on each of November 15, 2008 and 2009. The Company did not meet the vesting requirements placed on the March 2007 grant and one-third of the units associated with that grant lapsed in October 2007. With respect to restricted stock unit grants equal to 5,000, 6,000, 3,500 and 12,200 shares of the Company’s common stock made during March, April, June and July 2007, respectively, the restricted stock units will vest over a three year period with one-third vesting on each of the anniversary dates of the grant. No shares are delivered until the employee or director satisfies the vesting schedule.

Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and the number of units management estimates will vest if there are vesting requirements associated with the grant. The unearned compensation is amortized to expense over the vesting period. Unearned compensation related to restricted stock units was $3,569 as of September 30, 2007, and will be recognized into expense over a weighted average vesting period of 2.1 years. During the year ended September 30, 2007 and 2006, the Company recognized compensation expense of $1,539 and $767 related to restricted stock units, respectively. The exercise price of all restricted stock units is zero. The Company anticipates making future grants of restricted stock units in lieu of stock options.

The Company realized a tax benefit of $732 and $474 for the years ended September 30, 2007 and 2006, respectively, related to SFAS 123R.

12. Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s board of directors. Contributions to the Benefit Plan were $151, $145 and $127 for the years ended September 30, 2007, 2006 and 2005, respectively.

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

The useful lives of the intangible assets were determined to be between two and twenty-four months. During the years ended September 30, 2007, 2006 and 2005, $108, $153 and $56 of amortization expense was recognized, respectively. As of September 30, 2007 the net book value of the intangible assets is zero. The consolidated financial statements include the results of the subsidiary from the date of the acquisition. The pro forma revenues, net income and earnings per share for fiscal years 2005 and 2004 would not be materially different from those reported.

14. Subsequent Event

In October 2007, the Company entered into a sub-contract agreement with MFS to purchase flexible printed circuits which will be used in the manufacture of the Company’s finished assemblies.

In October 2007, the Company settled litigation involving Mind Wurx LLC (“Mind Wurx”) and Cornerstone. As a result of the settlement, the Company paid $75, which was recorded as expense during the fiscal year ended September 30, 2007. In addition, the Company returned its interest in Mind Wurx, which had a book value of zero as of September 30, 2007.

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

(In Thousands)

Accounts Receivable Reserves
Balances at September 30, 2004	$250
Charged to operations	2,064
Write-offs	(1,713)

Balances at September 30, 2005	601
Charged to operations	1,879
Write-offs	(1,876)

Balances at September 30, 2006	604
Charged to operations	7,554
Write-offs	(6,858)

Balances at September 30, 2007	$1,300

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this evaluation and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective.

Item 9B.	Other Information

On December 13, 2007, our board of directors and the Special Compensation Committee of our board approved (a) an increase in the calendar year 2008 salaries of our 2008 named executive officers as follows: Philip A. Harding, our chairman and CEO to $400,000; Reza Meshgin, our president and chief operating officer to $375,000; Craig Riedel, our CFO to $209,000; Thomas Lee, our executive vice president of operations to $255,000; and Christine Besnard, our vice president, general counsel and secretary to $260,000 (to be pro-rated based on part-time schedule), and (b) a fiscal year 2008 bonus plan, pursuant to which such executives can obtain a cash bonus, or Bonus, at a target level equal to seventy percent for Messrs. Harding and Meshgin, and fifty percent for Messrs. Riedel and Lee and Ms. Besnard, of such executive’s annual base salary, based upon the attainment of certain goals in fiscal year 2008. In certain specified circumstances, the Bonuses may exceed these percentages.

The bonus plan includes the goals which M-Flex and each such executive must attain in order to be awarded the Bonuses. Fifty-one percent of each such executive’s target Bonus is tied to financial metrics related to our revenue, profit after tax and return on equity. The remaining forty-nine percent of each such executive’s target Bonus is tied to individual goals. Messrs. Harding’s and Meshgin’s individual goals related to capacity and strategic planning, financial metrics, SOX compliance and succession planning. Mr. Lee’s individual goals relate to capacity and strategic planning, succession planning, corporate reorganization initiatives, operational metrics and SOX compliance. Mr. Riedel’s individual goals relate to succession planning, operational reporting, departmental budgeting, SOX compliance, corporate reorganization initiatives and asset management. Ms. Besnard’s individual goals relate to equity plan administration, corporate reorganization initiatives, policy administration, attorney oversight and SOX compliance.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our 2008 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held in March of 2008, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sanford L. Kane (Chairperson), Richard J. Dadamo and Sam Yau. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Our board of directors has determined that Mr. Kane qualifies as an “audit committee financial expert” and “independent” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2008 Proxy Statement under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be contained in the section called “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2008 Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following summarizes our equity compensation plans at September 30, 2007:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,804,658	$6.99	1,506,372
Equity compensation plans not approved by security holders	—	—	—
Total	1,804,658	$6.99	1,506,372

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2008 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2008 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8

(2) Financial Statement Schedule

See Index to Consolidated Financial Statements under Item 8

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.31(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(8)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34 (9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35 (9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36 (9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37 (9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(10)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

14.1(11)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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

(8)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007. Confidential treatment has been granted for certain portions of this agreement.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(10)	Confidential treatment is being requested with respect to portions of this agreement.

(11)	Incorporated by reference to exhibit (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: December 13, 2007	By:	/s/ Philip A. Harding
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

Name	Title	Date

/s/ Philip A. Harding Philip A. Harding	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 13, 2007

/s/ Craig Riedel Craig Riedel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2007

/s/ Peter Blackmore Peter Blackmore	Director	December 12, 2007

/s/ Richard J. Dadamo Richard J. Dadamo	Director	December 12, 2007

/s/ Sanford L. Kane Sanford L. Kane	Director	December 12, 2007

/s/ Huat Seng Lim, Ph.D. Huat Seng Lim, Ph.D.	Director	December 12, 2007

/s/ Choon Seng Tan Choon Seng Tan	Director	December 12, 2007

/s/ Sam Yau Sam Yau	Director	December 12, 2007

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.31(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.32(7)	Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-office dated January 25, 2007

10.33(8)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34 (9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35 (9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36 (9)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37 (9)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(10)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

14.1(11)	Code of Ethics for Senior Officers

21.1	List of Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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

(8)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007. Confidential treatment has been granted for certain portions of this agreement.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(10)	Confidential treatment is being requested with respect to portions of this agreement.

(11)	Incorporated by reference to exhibit (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 20, 2004.