Form 10-Q
period 2007-12-31
MULTI FINELINE ELECTRONIX INC
filed 2008-02-07
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2008 was 24,711,711.

Multi-Fineline Electronix, Inc.

Index

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$32,092	$27,955
Short term investments	10,000	7,000
Restricted cash	2,389	2,343
Accounts receivable, net of allowances of $1,749 and $1,300	134,558	124,313
Inventories	54,882	63,424
Deferred taxes	4,073	4,073
Income tax receivable	1,276	2,701
Other current assets	2,680	2,749

Total current assets	241,950	234,558
Property, plant and equipment, net	134,632	133,633
Restricted cash	135	135
Deferred taxes	4,233	2,185
Goodwill	3,629	3,629
Other assets	4,251	3,147

Total assets	$388,830	$377,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$96,762	$111,934
Accrued liabilities	17,864	14,994
Due to affiliates	74	30
Other current liabilities	348	119

Total current liabilities	115,048	127,077
Other long-term liabilities	5,994	204

Total liabilities	121,042	127,281

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,708,683 and 24,598,510 shares issued and outstanding	2	2
Additional paid-in capital	109,990	108,872
Retained earnings	145,877	132,532
Accumulated other comprehensive income	11,919	8,600

Total stockholders’ equity	267,788	250,006

Total liabilities and stockholders’ equity	$388,830	$377,287

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Net sales	$184,152	$123,887
Cost of sales	153,366	108,880

Gross profit	30,786	15,007

Operating expenses
Research and development	493	589
Sales and marketing	4,617	2,558
General and administrative	6,777	6,966

Total operating expenses	11,887	10,113

Operating income	18,899	4,894
Other income, net
Interest income	359	406
Interest expense	(59)	(173)
Other income, net	349	124

Income before income taxes	19,548	5,251
Provision for income taxes	(5,962)	(1,598)

Net income	$13,586	$3,653

Net income per share
Basic	$0.55	$0.15
Diluted	$0.54	$0.14
Shares used in computing net income per share
Basic	24,654,297	24,452,611
Diluted	25,248,598	25,210,346

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$13,586	$3,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,305	4,279
Provision for doubtful accounts	449	43
Stock-based compensation expense	637	580
Loss on disposal of equipment	98	54
Deferred taxes	(48)	—
Changes in operating assets and liabilities
Accounts receivable	(10,694)	(3,323)
Inventories	8,542	(4,033)
Due to/from affiliates, net	29	(6)
Other current assets	84	(3)
Other assets	312	(1,572)
Accounts payable	(15,172)	5,966
Accrued liabilities	2,870	110
Income tax payable	4,929	1,252
Other current liabilities	(11)	—
Other long-term liabilities	285	76

Net cash provided by operating activities	12,201	7,076

Cash flows from investing activities
Sale (purchase) of short term investments	(3,000)	50
Cash paid for property and equipment	(4,339)	(8,216)
Purchases of software and capitalized internal-use software	(18)	(48)
Deposits on property and equipment	(1,808)	(2,191)
Proceeds from sale of equipment	551	271
Increase in restricted cash, net	(46)	(1,080)

Net cash used in investing activities	(8,660)	(11,214)

Cash flows from financing activities
Proceeds from exercise of stock options	468	98
Income tax benefit related to stock option exercise	13	254

Net cash provided by financing activities	481	352

Effect of exchange rate changes on cash	115	1,242

Net increase (decrease) in cash	4,137	(2,544)
Cash and cash equivalents at beginning of period	27,955	24,460

Cash and cash equivalents at end of period	$32,092	$21,916

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60% of the Company’s outstanding common stock as of December 31 and September 30, 2007, allowing Wearnes to exercise operating control over the Company.

2. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China, Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”); one located in the Cayman Islands: M-Flex Cayman Islands Inc.; one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd.; and one located in Arizona, Aurora Optical, Inc. (“Aurora Optical”). Intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Short-Term Investments

Short-term investments consist of certain marketable debt securities, which consist primarily of auction rate obligation securities of short to intermediate term fixed income securities issued by U.S. government agencies and state municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value, which approximates amortized cost.

Inventories

Inventories are comprised of the following:

	December 31, 2007	September 30, 2007
Raw materials and supplies	$18,501	$25,436
Work-in-progress	22,205	26,341
Finished goods	14,176	11,647

	$54,882	$63,424

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	December 31, 2007	September 30, 2007
Land	$4,054	$4,054
Building	40,558	39,483
Machinery and equipment	147,171	141,129
Furniture and fixtures	5,490	5,131
Leasehold improvements	2,736	2,703

	200,009	192,500
Accumulated depreciation	(65,377)	(58,867)

	$134,632	$133,633

Depreciation expense for the three months ended December 31, 2007 and 2006 was $6,190 and $4,145, respectively.

Included in other assets as of December 31, 2007 and September 30, 2007 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the three months ended December 31, 2007 and 2006 was $115 and $134, respectively.

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

Changes in product warranty accrual for the three months ended December 31, 2007 and 2006 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31,
2007	$1,673	$(2,255)	$2,110	$1,528
2006	$1,285	$(1,507)	$1,851	$1,629

Comprehensive Income

Comprehensive income or loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income or loss for the three months ended December 31, 2007 and 2006 was comprised entirely of the Company’s foreign currency translation adjustment. For the three months ended December 31, 2007 and 2006, comprehensive income was $16,905, and $4,895, respectively.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the three months ended December 31, 2007 and 2006, foreign exchange transaction gains and losses were included in other expenses and were net gains of $176 and $98, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended December 31,
	2007	2006
Basic weighted-average number of common shares outstanding	24,654,297	24,452,611
Dilutive effect of outstanding stock options and restricted stock units	594,301	757,735

Diluted weighted-average number of common and potential common shares outstanding	25,248,598	25,210,346

Potential weighted-average common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	195,782	148,143

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2007 and September 30, 2007, the Company had outstanding purchase commitments related to MFC2 capital projects which totaled $1,472 and $8,457, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2007 and for the year ended September 30, 2007 are equal to $7,537 and $5,362, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 was adopted on October 1, 2007. See Note 8 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements for further discussion including the cumulative effect adjustment of adoption of FIN 48 on October 1, 2007.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

In September 2006, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that FAS 141R will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that FAS 160 will have an impact on its consolidated financial statements.

Significant Concentrations

Net sales to the Company’s customers, which account for more than 10% of the Company’s net sales, are presented below. The Company’s customers consist principally of major U.S. based electronic companies and their subcontractors.

	Three Months Ended December 31,
	2007	2006
Company A	31%	78%
Company B	42%	14%
Company C	14%	0%

In the three months ended December 31, 2007 and 2006, 94% and 91% of net sales were derived from sales to companies that provide products or services to the wireless industry. The wireless industry is subject to economic cycles and has experienced period of slowdown in the past.

3. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007 and 2006, the Company has recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) MFS Technologies (M) Sdn. Bhd., a subsidiary of MFS Technology Ltd. (“MFS”); (c) Wearnes and (d) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns approximately 60% of the Company’s common stock as of December 31 and September 30, 2007, respectively. MFS is an indirect subsidiary of WBL Corporation Limited (“WBL Corporation”).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	December 31, 2007	September 30, 2007
Due from affiliates
MFS Technologies (M) Sdn. Bhd.	$15	$—

	December 31, 2007	September 30, 2007
Due to affiliates
Wearnes	$74	$—
Suzhou Wearnes-Xirlink Electric Co. Ltd.	—	30

	$74	$30

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions. The investment balance as of December 31, 2007 is $450 and is included in other assets in the consolidated balance sheets. The Company accounts for its investment in Cornerstone using the cost method of accounting.

The Company periodically reviews this investment for other-than-temporary declines in fair value. Fair value for the this investment is evaluated based on several factors including; recent financial information, historical and forecasted financial and business information, and estimates of fair value of the Cornerstone comment stock or potential new investments in Cornerstone by third parties. As of December 31, 2007, there has been no impairment of the investment in Cornerstone.

5. LINES OF CREDIT

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($27,380 at December 31, 2007). The lines of credit matured in January 2008 and bore interest at a 10% discount of the People’s Bank of China six-month RMB Benchmark Interest Rate (5.913% at December 31, 2007). As of December 31, 2007 and September 30, 2007, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, 75,000 RMB each ($10,268 each at December 31, 2007). The line of credit will mature in July 2008 and bears interest at a 10% discount of the People’s Bank of China six-month RMB Benchmark Interest Rate (5.913% at December 31, 2007). As of December 31 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“NLG”). Borrowings under this facility will bear interest at LIBOR plus 2.5% correlating with the time period of the borrowing. Each borrowing under the facility matures six months after the borrowing date with respect to such borrowing. As of December 31 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

The Company is required under the line of credit with NLG to maintain certain financial ratios and the facility must be equal as to priority with all other obligations, with certain limited exceptions. In the event the Company defaults under its representations, warranties or covenants in the facility, including the covenants described above, NLG could require the Company to immediately repay all amounts outstanding under the facility and, if the Company were unable to make such payments, could seize the Company’s assets and property. In addition, if the Company defaults under its credit agreements with any other party, the Company will be considered in default under the agreement with NLG. As of December 31 and September 30, 2007, the Company was in compliance with the covenants in the NLG credit facility.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2007	September 30, 2007	December 31, 2007	September 30, 2007
Line of credit (BC)	$27,380	$26,604	$—	$—
Line of credit (SPDB)	20,536	20,619	—	—
Line of credit (NLG)	15,000	15,000	—	—

	$62,916	$62,223	$—	$—

6. SEGMENT INFORMATION

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in two geographical areas: domestic (U.S.) and international (China). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements.

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2007	2006
Net sales
United States	$176,006	$116,764
China	131,554	60,881
Eliminations	(123,408)	(53,758)

Total	$184,152	$123,887

Operating income
United States	6,772	3,437
China	11,614	1,144
Eliminations	513	313

Total	$18,899	$4,894

Depreciation and amortization
United States	731	873
China	5,574	3,406

Total	$6,305	$4,279

Capital expenditures
United States	480	809
China	5,667	9,646

Total	$6,147	$10,455

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	December 31, 2007	September 30, 2007
Total assets
United States	$274,039	$307,661
China	248,594	236,432
Eliminations	(133,803)	(166,806)

Total	$388,830	$377,287

Long-lived assets
United States	19,839	20,421
China	114,928	113,347

Total	$134,767	$133,768

7. STOCK OPTION PLANS

Stock Options

Stock option activity for the three months ended December 31, 2007 and 2006 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	1,557,540	$8.10
Exercised	(95,800)	4.85
Forfeited	(4,555)	17.69

Options outstanding at December 31, 2007	1,457,185	$8.28

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(13,695)	7.10
Forfeited	(5,294)	10.00

Options outstanding at December 31, 2006	1,687,078	$7.89

The intrinsic value of options exercised during the three months ended December 31, 2007 and 2006, was $1,256 and $199, respectively. During the three months ended December 31, 2007 and 2006, the Company recognized compensation expense of $240 and $273 respectively, related to stock options. As of December 31 and September 30, 2007, there were stock options exercisable for up to 1,305,554 and 1,339,190 shares of stock outstanding. Unearned compensation of $848 existed at December 31, 2007, related to non-vested stock options which will be recognized into expense over a weighted average period of 1.0 year.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of December 31, 2007:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	224,555	1.1	$2.05	—	224,555	$2.05	—	1.1
$3.73—$4.00	368,620	1.6	3.99	—	368,620	3.99	—	1.6
$8.75	18,816	6.7	8.75	$162	16,664	8.75	$143	6.7
$10.00	657,207	6.5	10.00	4,824	567,019	10.00	4,162	6.5
$16.80—$18.08	90,510	7.4	17.47	—	63,074	17.47	—	7.4
$20.18—$20.81	64,347	7.2	20.58	—	65,622	20.61	—	7.2

	1,424,055		$8.13	$4,986	1,305,554	$7.82	$4,305

Restricted Stock Units

In December 2007, the Company made restricted stock unit grants equal to 114,100 shares of the Company’s common stock, under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) to certain employees, including executive officers, at no cost to the employee. Each restricted stock unit represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The restricted stock units granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the vesting commencement date. No shares are delivered until the employee satisfies the vesting schedule. Unearned compensation related to the restricted stock units is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $5,080 existed at December 31, 2007, related to non-vested restricted stock units which will be recognized into expense over a weighted average period of 2.35 years. During the three months ended December 31, 2007 and 2006, the Company recognized compensation expense of $397 and $307, respectively, related to restricted stock units. No restricted stock units were granted during the three months ended December 31, 2006. The Company anticipates making future grants of restricted stock units in lieu of stock options.

Restricted stock unit activity for the three months ended December 31, 2007 and 2006 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2007	247,118	$22.99
Granted	114,100	17.62
Vested	(14,373)	38.65
Forfeited	(52,962)	17.88

Non-vested shares outstanding at December 31, 2007	293,883	$21.06

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2006	86,890	$42.49
Vested	(14,697)	38.65
Forfeited	(1,000)	48.99

Non-vested shares outstanding at December 31, 2006	71,193	$43.25

The Company realized a tax benefit of $284 and $151 for the three months ended December 31, 2007 and 2006, respectively, related to FAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. INCOME TAXES

As of October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized a $241 decrease to the October 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. As of the adoption date, the Company had $5,070 of unrecognized tax benefits on the balance sheet, of which $3,317, if recognized, would affect the effective tax rate. The unrecognized tax benefits have not changed significantly during the quarter ended December 31, 2007. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company had accrued $652 and $23 of interest and penalties, respectively, as of the adoption date.

The Company conducts business globally and, as a result, it or more of its subsidiaries files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years through fiscal 2003. The Company is currently being examined by the Internal Revenue Service for fiscal year 2005. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2001.

9. SUBSEQUENT EVENT

In January 2008, the Company entered into credit line agreements with BC, providing for two lines of credit in an aggregate amount of 200,000 RMB (equal to $27,380 at January 24, 2008). The lines of credit will mature in January 2009 and bear interest at LIBOR (5.913% at January 24, 2008).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, net sales, sales, operations, gross margins, including without limitation, our targeted range of gross margins and our achievement of margins within or outside of such range, yields, anticipated cash needs, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size or each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and expansion of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, and the impact of competition and of technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Critical Accounting Policy

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 35-37 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2007. Management believes that at December 31, 2007, there have been no material changes to this information other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on October 1, 2007. See Note 8 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for further discussion including the cumulative effect adjustment of adoption of FIN 48 on October 1, 2007.

Comparison of the Three Months Ended December 31, 2007 and 2006

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the period indicated.

	Three Months Ended December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	83.3	87.9

Gross profit	16.7	12.1

Operating expenses:
Research and development	0.3	0.5
Sales and marketing	2.5	2.1
General and administrative	3.7	5.6

Total operating expenses	6.5	8.2

Operating income	10.2	3.9
Interest income	0.2	0.3
Interest expense	0.0	0.1
Other income / (expense), net	0.2	(0.1)

Income before income taxes	10.6	4.2
Provision for income taxes	3.2	1.3

Net income	7.4%	2.9%

Net Sales. Net sales increased from $123.9 million in the three months ended December 31, 2006 to $184.1 million in the three months ended December 31, 2007. The increase of $60.2 million, or 49%, was primarily attributable to an increase in sales to the wireless sector of $60.8 million, which accounted for approximately 94% and 91% of total net sales for the three months ended December 31, 2007 and 2006, respectively, driven primarily by the ramp up in volume to three of our key customers related to several programs that were established in fiscal 2007. Sales to three customers exceeded 10 percent of net sales during the three months ended December 31, 2007, with sales to two of these customers each exceeding 25 percent of net sales, as compared to two customers who exceeded 10 percent of net sales, with one of these customers exceeding 25% of our net sales for the comparable period in the prior year.

Net sales to the industrial sector, our second largest sector, were $4.8 million for the three months ended December 31, 2007, a decrease of $1.8 million, or 27%, as compared to the comparable period in the prior year, primarily due to order volume decreases. In comparison to the three months ended December 31, 2006, net sales to the consumer products increased $2.2 million for the three months ended December 31, 2007 compared to $6,000 for the comparable period in the prior year, which was driven by new programs established in fiscal 2007.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 83% for the three months ended December 31, 2007 versus 88% for the comparable period in the prior year. The decrease in cost of sales as a percentage of net sales was driven by several factors. The main driver related to significant increases in customer sales volumes with higher margins due to product mix changes, which contributed approximately 85% of the decrease, offset by the impact of price reductions experienced in fiscal year 2007 of approximately 70%. Cost reductions from improved manufacturing yields and efficiencies resulting from operational improvement initiatives and the leveraging of fixed overhead expenses on the higher net sales comprised approximately 40% and 45% of the decrease, respectively.

Gross profit increased to $30.8 million for the three months ended December 31, 2007 versus $15.0 million in the comparable period in the prior year, an increase of 105%. As a percentage of net sales, gross profit increased to 17% for the three months ended December 31, 2007 from 12% in the comparable period in the prior year. While gross margins were above our targeted range of 10 – 15 percent during first quarter of fiscal 2008, we continue to believe that 10 – 15 percent is our sustainable gross margin range, although some quarterly fluctuations outside of the range could occur.

Research and Development. Research and development expenses decreased to $493,000 for the three months ended December 31, 2007 from $589,000 in the comparable period in the prior year, a decrease of 16%. The decrease was primarily due to a decrease in the purchase of materials related to research and development activities. Our research and development activities primarily focus on new technologies, primarily lens applications and low profile camera modules. We expect these expenses to grow as we continue to focus on product development activities.

Sales and Marketing Expense. Sales and marketing expenses increased by $2 million to $4.6 million in the three months ended December 31, 2007 from $2.6 million in the comparable period in the prior year, an increase of 77%. The increase is primarily attributable to a $1.2 million increase in commission expense related to higher average commission rates on new programs and increased sales volumes, as well as a $370,000 increase in customer support expenses related to the expansion of our international sales office activities, particularly our Netherlands sales office. Compensation and benefit expense increased to $1.8 million in the three months ended December 31, 2007 from $1.3 million in the comparable period in the prior year, an increase of 38%. The increase is primarily attributable to the increased engineering headcount in China to support the number of new program ramp-ups during fiscal 2007 and increased sales headcount at our Aurora Optical location.

General and Administrative Expense. General and administrative expense remained constant at $7 million during the three months ended December 31, 2007 and 2006. Although general and administrative expenses remained constant, compensation and benefits expense increased by $900,000 due to an increase in headcount at both our China and U.S. locations to support the growth in sales offset mostly by a decrease in legal fees of $1 million attributable to the terminated acquisition of MFS in the prior year. As a percentage of net sales, general and administrative expenses decreased to 4% of net sales for the three months ended December 31, 2007 from 6% for the comparable period in the prior year. The decrease in percentage of net sales was attributable to the increase in our net sales. We expect general and administrative expense of 4% to be the bottom end of the range.

Interest Income. Interest income decreased to $359,000 for the three months ended December 31, 2007 from $406,000 for the three months ended December 31, 2006. The decrease is primarily attributable to a decrease in the average short-term investment balance invested as compared to the comparable period.

Interest Expense. Interest expense decreased to $59,000 for the three months ended December 31, 2007 from $173,000 for the three months ended December 31, 2006. The decrease is attributable to the $4.0 million line of credit that was outstanding during the three months ended December 31, 2006 which was paid off during fiscal year 2007.

Other Income (Expense), Net. Other income (expense), net increased to income of $349,000 for the three months ended December 31, 2007 from income of $124,000 for the comparable period in the prior year. The increase is attributable primarily to an increase on foreign currency exchange during the three months ended December 31, 2007 versus the comparable period in the prior year. The increase in gain on foreign exchange is due to gains experienced on MFC2 related to the timing of purchases made in U.S. Dollars and recorded in RMB.

Income Taxes. The effective tax rate for the three months ended December 31, 2007 remained relatively consistent at 31% from the comparable period in the prior year.

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

During the three months ended December 31, 2007, net income of $13.6 million, adjusted for depreciation and amortization, loss on equipment disposal, stock-based compensation expense, deferred taxes and provision for doubtful accounts, generated $20.2 million of operating cash. This amount was decreased by $8.0 million used to meet working capital requirements.

Changes in the principal components of working capital for the three months ended December 31, 2007 were as follows:

•

Net accounts receivable increased 8% to $134.6 million at December 31, 2007 from $124.3 million at September 30, 2007. The increase in outstanding accounts receivable was attributable to increased monthly sales during the three months ended December 31, 2007 and a slight decline in our collections experience during the current fiscal quarter.

•

Inventory balance decreased to $54.9 million at December 31, 2007 from $63.4 million at September 30, 2007, a decrease of 13%. The principal reason relates to decreases in raw materials and work-in-progress levels related to improvement in throughput from numerous programs for several key customers during the three months ended December 31, 2007.

•

Accounts payable balance decreased to $96.8 million at December 31, 2007 from $111.9 million at September 30, 2007, a decrease of 14%, as a result of our ramp up of inventories in the prior quarter to support the high-volume production anticipated during the three months ended December 31, 2007.

•

Depreciation and amortization expense was $6.3 million for the three months ended December 31, 2007 versus $4.3 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the three months ended December 31, 2007 were as follows:

•

Net cash used in investing activities was $8.7 million for the three months ended December 31, 2007. Capital expenditures included $4.3 million of capital equipment, and $1.8 million in deposits for fixed asset purchases, which were primarily related to the MFC2 manufacturing capacity expansion. As of December 31, 2007 and September 30, 2007, we had outstanding purchase commitments related to MFC2 capital projects which totaled $1.3 million and $8.5 million, respectively.

•	We invested $3.0 million in short-term investments in the three months ended December 31, 2007.

•	Net cash provided by financing activities was $481,000 for the three months ended December 31, 2007 primarily attributable to proceeds received from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31 and September 30, 2007, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank, Bank of China or NLG. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

We derive a substantial portion of our sales outside of the United States. Approximately $444 million, or 96%, of total shipments to these foreign manufacturers for fiscal 2007 were made in U.S. Dollars. The balance of our net sales are denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 7.7 RMB and 7.4 RMB per U.S. Dollar for the fiscal year ended September 30, 2007 and the three months ended December 31, 2007, respectively. Transactions in RMB represent approximately 4% of total net sales from foreign customers for the fiscal year ended September 30, 2007 and the three months ended December 31, 2007. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar, adjusted the exchange rate from 8.3 to 8.1 and established a 0.3% maximum daily appreciation limit against the U.S. Dollar. However, during the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. Dollar exchange can fluctuate, which resulted in a greater RMB appreciation. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in an increase in the cost of our business expenses in China due to the movement of the exchange rates. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline.

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of a limited number of key customers, which currently includes Apple Inc., Motorola, Inc., Research in Motion and Sony Ericsson. For example, in the first quarter of fiscal year 2008, approximately 95% of our net sales were to these four customers, with sales to three of these customers each exceeding 10%, and sales to two of these customers each exceeding 25%, of our net sales in the quarter. In addition, 91% of our net sales were to three of these customers in fiscal year 2007, with net sales to one of these customers comprising 57%, 82% and 81% of our net sales in fiscal years 2007, 2006 and 2005, respectively.

Several subcontractors of certain of these key customers also have, from time to time, constituted our significant customers. Although generally we assist our customers in the design of their products and the customer directs its subcontractors to purchase products from us, one or more subcontractors could look to another source for the components to be incorporated into the products they supply to the customer. In addition, if the customer were to reduce its orders to any of its subcontractors or if the customer were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could substantially harm our business, financial condition and results of operations. For example, our net sales in fiscal year 2007 were impacted by a significant decline in net sales of 33% to Motorola, compared to the prior year.

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

In addition, even if we are able to increase sales to other customers, we still expect to have a small number of key customers to whom we make significant sales.

We are heavily dependent upon the wireless industry, and in particular, the handset market, and any downturn in this industry may reduce our net sales.

For the three months ended December 31, 2007 and 2006, 94% and 91%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry. In general, the wireless industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

We believe that WBL Corporation and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders, including, for example, as a result of WBL Corporation’s substantial ownership of MFS Technology Ltd., or MFS.

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

One stockholder group beneficially owns 18% of our outstanding common stock, or approximately 46% of the shares not held by WBL Corporation, the “minority interest”, and thus, they may have the ability to control the outcome of any vote requiring the approval of the minority interest.

Stark Investments and its affiliated funds (“Stark”) owns approximately 18% of our outstanding common stock, and owns approximately 46% of our minority interest. Given that Stark effectively has control of over a majority of our minority interest, any related-party transaction that requires the approval of a majority of our minority interest, as is required by our charter in related-party transactions, will require the approval or abstention of Stark.

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

The development and evolution of markets for our flexible printed circuit products depends on industry standards. Our products are designed to conform to current specific industry standards, such as operating temperature range. Competing standards or products may emerge that are preferred by our customers. For example, we foresee a trend toward the usage of rigid flex in addition to, and in some instances in place of, the current flexible printed circuit technology. We will need to make capital expenditures to support technological advances and to develop and manufacture new products and product features that our customers demand. In addition, any new product we introduce may have competing technologies available from which we may have to choose. If we choose technology or a standard that does not become the industry standard, we may be unable to sell those products or we may be unable to obtain a supplier for the raw materials for such products.

We also expect future flex and component assembly solutions to require higher performance specifications, including, for example, higher density circuitry than we have historically produced, and to incorporate new technology, materials and components which may impact manufacturing yields and efficiencies. We may incur higher manufacturing costs if manufacturing processes or standards change, and we may need to replace, modify or design, build and install equipment, all of which would require additional capital expenditures. If our customers were to switch to alternative technologies or adopt new or competing industry standards with which our products are not compatible or fail to adopt standards with which our products are compatible, or if we were unsuccessful in manufacturing or selling products in high volumes that incorporate new technologies (rigid flex, for example), our existing products would become less desirable to our customers and our net sales may decrease.

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

On a global level, we compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe the number of customers in the market may continue to consolidate and the number of suppliers may continue to increase. The competitive landscape in our market is changing rapidly and we may lose our market share if we do not implement operational improvements in response to the evolving marketplace. If we do not compete successfully, our net sales and market share may decline. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow our market share or net sales. To the extent that we are not able to provide regular interaction between our engineers and our customers and potential customers, our business may be harmed. In some cases, our competitors may offer more favorable pricing to potential or existing customers. In addition, we believe more companies are now producing flexible printed circuit boards than before. Such competition could increase pressure on us to lower our prices, which, in turn, would harm our margins and operating results.

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

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our net sales. During the three months ended December 31, 2007, we purchased substantially all materials used to make flexible printed circuits from a limited number of vendors.

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

•

unforeseen changes in regulatory requirements, including without limitation, safety, labor, health or occupational welfare regulations, which could require us to change the manner in which we do business or increase the costs of our doing business. For example, in October 2007, the minimum wage in Suzhou, China was increased from a monthly wage of RMB 750 to RMB 850 with only two weeks’ notice to employers;

•

new labor contractual laws in China, which became effective in January 2008, which make it costly to terminate any employee whose term of employment with us has been renewed three times (most of our employees in China work under an employment contract with a term varying from one to three years). Once we renew the employee’s contract for the third time, if we thereafter desires not to renew such employee’s contract, we must pay the employee one month’s salary for every year of service, unless the termination is for cause;

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. In January 2008, we experienced a lack of electricity on at least one occasion at our China facilities, and expect that we will continue to experience insufficient power supplies in China in the foreseeable future. Although we have purchased several generators for certain of our facilities in China, we do not have generators at all of our China locations and cannot be assured that the generators we do have will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost and availability of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our two primary manufacturing facilities are both located in Suzhou, China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, cold or snow storms, terrorist attacks and wars, could disrupt our manufacturing or operational abilities, which could harm our operations and financial results. Specifically, there have been several recent winter storms in China. If these conditions persist (which is expected), it is possible that our operating results may be adversely impacted for a variety of reasons, including transportation issues, material supply issues, power outages and building integrity issues.

China’s legal and regulatory systems embody uncertainties that could harm our business operations.

Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. In addition, changes in the regulations or policies (or the application of existing regulations or policies) in China generally, or specifically in Suzhou, China, where our factories are located, may affect our ability to conduct or expand our business.

For example, in 2006 the Chinese government announced that the printed circuit board, or PCB, business was no longer considered to be a high-tech industry, and as such, it was no longer an encouraged industry to migrate to, or expand in, China. In addition, in 2007, we were informed that effective December 1, 2007, the production of single-sided flexible printed circuit boards would no longer be considered a high-tech industry. Although these classifications have not affected our operations to date, if the government were to determine that multi-layer flexible printed circuit boards are no longer within the high-tech industry classification, it could adversely affect our ability to maintain or expand operations in China. As another example, in 2007 we were informed that one of our facilities in China may no longer meet the current fire department regulations. If interpretations or changes in the application of the fire code resulted in our need to take immediate corrective action, it could also adversely affect our ability to maintain or expand our operations in Suzhou, China.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which may distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

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

To remain competitive, we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. In addition, we expect that new technology requirements may increase the capital intensity of our business. We may need to raise additional funds through further debt or equity financings. We may not be able to raise additional capital on reasonable terms, or at all. In addition, under the terms of our stockholders agreement with WBL Corporation, WBL Corporation’s approval is required for the issuance of securities that would reduce its effective ownership of us to a level that is below a majority of the outstanding shares of common stock. If WBL Corporation’s approval is required, it is possible that WBL Corporation may not approve any transaction we may seek to complete, which could affect whether we are able to complete such a transaction. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose net sales and market share.

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

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, expired on December 31, 2007, and MFC1 is now subject to an income tax rate of 25%, based on current law.

We have obtained two tax holidays for our second manufacturing facility in China, MFC2. The first tax holiday, which commenced in 2004, allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the original registered capital. The second tax holiday, which commenced in 2006, allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12% on the profits generated from the increased capital. On February 1, 2008, MFC2 became subject to a tax holiday rate of 12% on both the original and increased capital. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2007 and 2006 we realized tax savings of $1.5 million and $4.4 million respectively, for our operations in China.

The National People’s Congress, China’s top legislative body, passed the Unified China Corporate Income Tax Law on March 16, 2007. The new corporate income tax rate decreased from 27% to 25% effective January 1, 2008. Unused tax holidays for existing foreign invested enterprises will be grandfathered until they expire. MFC1’s tax holiday expired on December 31, 2007. MFC2’s first and second tax holidays will expire on December 31, 2008 and 2010, respectively. We have analyzed the tax impact of this law change and concluded that there is no material impact on our consolidated financial position, results of operations or cash flows.

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

Our failure to comply with restrictive covenants in our bank facilities could result in an event of default which, if not satisfied or waived, could preclude us from borrowing money under one or more of these facilities or may result in us being required to repay any borrowings we may have under our facilities from time to time. In addition, our facility with Norddeutsche Landesbank Girozentrale, or NLG, provides that NLG can refuse to honor a draw request from us for any reason and can terminate our facility with them at any time, even if we are in full compliance with the terms of the facility. If we were unable to borrow under these facilities to finance our operations or we were unable to refinance borrowings under our facilities that may come due, our financial condition and results of operations could be harmed.

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

In connection with the terminated conditional offer for the outstanding shares of MFS, we may be sued by WBL Corporation, MFS, or others, including stockholders of us and/or MFS. There is no guarantee that any such suits will be covered by our insurance or that such suits might not result in substantial fines, penalties or adverse judgments against us.

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

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended January 31, 2008, our stock traded between $10.28 and $22.46 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.7 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of December 31, 2007, we had 24.7 million shares of common stock outstanding and 1.3 million shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.33(7)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(9)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(10)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(10)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(9)	Confidential treatment is being requested with respect to portions of this agreement.

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc.,
a Delaware corporation

Date: February 7, 2008	By:	/s/ CRAIG RIEDEL
Craig Riedel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(6)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.18(3)	Uncommitted Revolving Credit Facility Agreement by and between Norddeutsche Landesbank Girozentrale, New York Branch and the company dated July 14, 2005

10.19(3)	Revolving Credit Note dated July 14, 2005 with the Company as Borrower and Norddeutsche Landesbank Girozentrale, New York Branch, as Lender

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(5)	Form of Restricted Stock Unit Agreement

10.33(7)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(9)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(10)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(10)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(9)	Confidential treatment is being requested with respect to portions of this agreement.

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.