Form 10-Q
period 2008-03-31
MULTI FINELINE ELECTRONIX INC
filed 2008-05-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated file  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2008 was 24,867,137.

Multi-Fineline Electronix, Inc.

Index

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$56,017	$27,955
Short term investments	—	7,000
Restricted cash	2,491	2,343
Accounts receivable, net of allowances of $2,354 and $1,300	119,613	124,313
Inventories	50,361	63,424
Deferred taxes	4,073	4,073
Income tax receivable	3,281	2,701
Other current assets	2,609	2,749

Total current assets	238,445	234,558
Property, plant and equipment, net	139,391	133,846
Long-term investments	12,721	—
Restricted cash	137	135
Deferred taxes	2,671	2,185
Goodwill	3,629	3,629
Other assets	2,818	2,934

Total assets	$399,812	$377,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$88,927	$111,934
Accrued liabilities	19,314	14,994
Due to affiliates	1,159	30
Other current liabilities	77	119

Total current liabilities	109,477	127,077
Other long-term liabilities	5,873	204

Total liabilities	115,350	127,281

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,845,467 and 24,598,510 shares issued and outstanding	2	2
Additional paid-in capital	111,634	108,872
Retained earnings	156,301	132,532
Accumulated other comprehensive income	16,525	8,600

Total stockholders’ equity	284,462	250,006

Total liabilities and stockholders’ equity	$399,812	$377,287

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$163,936	$113,406	$348,088	$237,293
Cost of sales	135,009	100,553	288,375	209,433

Gross profit	28,927	12,853	59,713	27,860

Operating expenses
Research and development	588	639	1,081	1,228
Sales and marketing	4,528	2,489	9,145	5,047
General and administrative	7,753	5,462	14,530	12,428

Total operating expenses	12,869	8,590	24,756	18,703

Operating income	16,058	4,263	34,957	9,157
Other income and expense
Interest income	488	301	847	707
Interest expense	12	64	71	237
Other income (expense), net	(2,129)	54	(1,780)	178

Income before provision for income taxes	14,405	4,554	33,953	9,805
Provision for income taxes	(3,981)	(1,488)	(9,943)	(3,086)

Net income	$10,424	$3,066	$24,010	$6,719

Net income per share
Basic	$0.42	$0.13	$0.97	$0.27
Diluted	$0.41	$0.12	$0.95	$0.27
Shares used in computing net income per share
Basic	24,760,848	24,502,871	24,706,958	24,477,412
Diluted	25,390,410	25,146,270	25,282,228	25,160,254

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$24,010	$6,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	13,935	8,951
Provision for doubtful accounts	1,052	(555)
Deferred taxes	—	16
Stock-based compensation expense	1,510	1,483
Impairment of cost investment	450	—
Loss on disposal of equipment	161	46
Changes in operating assets and liabilities
Accounts receivable	4,582	4,000
Inventories	16,307	(3,494)
Due to/from affiliates, net	1,987	22
Other current assets	(2,131)	332
Other assets	1,546	(2,631)
Accounts payable	(28,053)	(7,672)
Accrued liabilities	1,561	(1,025)
Income tax payable	7,888	2,554
Other current liabilities	(283)	77
Other liabilities	152	(46)

Net cash provided by operating activities	44,674	8,777

Cash flows from investing activities
Sale (purchase) of long term investments	(6,300)	3,750
Cash paid for property and equipment	(11,451)	(16,405)
Purchases of software and capitalized internal-use software	(83)	(96)
Deposits on property and equipment	(695)	(999)
Proceeds from sale of equipment	191	300
Decrease (increase) in restricted cash, net	19	(80)

Net cash used in investing activities	(18,319)	(13,530)

Cash flows from financing activities
Payments on line of credit	—	(2,000)
Proceeds from exercise of stock options	1,227	300
Income tax benefit related to stock option exercise	25	277

Net cash (used in) provided by financing activities	1,252	(1,423)

Effect of exchange rate changes on cash	455	2,175

Net increase in cash	28,062	4,001
Cash and cash equivalents at beginning of period	27,955	24,460

Cash and cash equivalents at end of period	$56,017	$20,459

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60% of the Company’s outstanding common stock as of March 31, 2008 and September 30, 2007, allowing Wearnes to exercise operating control over the Company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Investments

The Company’s long-term investments represent auction rate securities in debt obligations, which are collateralized by student loans. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The Company has recently experienced several failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula defined in the security. Consequently, the investments are not currently liquid through the normal auction process; however, all of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. As of March 31, 2008, the fair value of these securities of $12.7 million was determined using a model that calculates the present value of the expected future cash flows from the securities and other indications of value resulting in a temporary impairment charge of $0.6 million recorded as a component of other comprehensive income included in stockholders’ equity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. The Company has historically classified these securities as short-term investments. However, based on the current lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008, the Company re-classified these investments as long-term assets.

The Company reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP Statement on Financial Accounting Standard (“SFAS”) 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments, to determine the classification of the impairment as “temporary” or “other-than-temporary.” The Company believes that the impairment of its auction rate securities investments is temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

component of stockholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral.

Inventories

Inventories are comprised of the following:

	March 31, 2008	September 30, 2007
Raw materials and supplies	$16,044	$25,436
Work-in-progress	21,003	26,341
Finished goods	13,314	11,647

	$50,361	$63,424

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2008	September 30, 2007
Land	$4,054	$4,054
Building	44,568	39,483
Machinery and equipment	152,471	130,506
Furniture and fixtures	5,776	5,129
Leasehold improvements	2,585	2,606
Construction-in-progress	4,468	10,935

	213,922	192,713
Accumulated depreciation	(74,531)	(58,867)

	$139,391	$133,846

Depreciation expense for the six months ended March 31, 2008 and 2007 was $13,598 and $8,683, respectively.

Included in other assets as of March 31, 2008 and September 30, 2007 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the six months ended March 31, 2008 and 2007 was $337 and $268, respectively.

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

Changes in product warranty accrual for the three months ended March 31, 2008 and 2007 were as follows:

	Warranty Accrual Balance at December 31,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2008	$1,528	$(629)	$175	$1,074
2007	$1,629	$(1,621)	$1,791	$1,799

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Changes in product warranty accrual for the six months ended March 31, 2008 and 2007 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2008	$1,673	$(2,885)	$2,286	$1,074
2007	$1,285	$(3,128)	$3,642	$1,799

Comprehensive Income

Comprehensive income or loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income or loss consists of the Company’s foreign currency translation adjustment and the temporary impairment charge related to the Company’s auction rate securities. The following table summarizes the Company’s comprehensive income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$10,424	$3,066	$24,010	$6,719
Other comprehensive (loss) income:
Translation adjustment	5,185	933	8,504	2,175
Unrealized loss on auction rate securities	(579)	—	(579)	—

Total other comprehensive income	4,606	933	7,925	2,175

Total comprehensive income	$15,030	$3,999	$31,935	$8,894

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. Foreign exchange transaction gains and losses were included in other expenses and were net loss of $1,743 and $1,567 for the three and six months ended March 31, 2008, respectively, and net gains of $21 and $119, for the three and six months ended March 31, 2007, respectively.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic weighted-average number of common shares outstanding	24,760,848	24,502,871	24,706,958	24,477,412
Dilutive effect of outstanding stock options and restricted stock units	629,562	643,399	575,270	682,842

Diluted weighted-average number of common and potential common shares outstanding	25,390,410	25,146,270	25,282,228	25,160,254

Potential weighted-average common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	163,530	225,619	152,817	197,142

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management currently believes will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of March 31, 2008 and September 30, 2007, the Company had outstanding purchase commitments related to MFC1 and MFC2 which totaled $7,727 and $8,457, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the six months ended March 31, 2008 and for the year ended September 30, 2007 are equal to $7,844 and $5,362, respectively.

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

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), Fair Value Measurement. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt FAS 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. The Company is currently evaluating the impact of the provisions of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. FAS 159 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159 on its consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, which is October 1, 2009 for the Company. The Company does not believe that FAS 141R will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company beginning October 1, 2009. The Company does not believe that FAS 160 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning October 1, 2009 for the Company, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that FAS 161 will have an impact on its consolidated financial statements.

Significant Concentrations

For the three months ended March 31, 2008, customers A, B and D represented 19%, 58% and 10%, respectively, of the Company’s net sales. For the three months ended March 31, 2007, customers A and B represented 68% and 17%, respectively, of the Company’s net sales. For the six months ended March 31, 2008 customers A, B and C represented 25%, 50% and 11%, respectively, of the Company’s net sales. For the six months ended March 31, 2007, customers A and B represented 73% and 15%, respectively, of the Company’s net sales. The Company’s customers consist principally of major electronic companies and their subcontractors.

In the three and six months ended March 31, 2008 and 2007, 93%, 94%, 90% and 90%, respectively, of net sales were derived from sales to companies that provide products or services to the wireless industry. The wireless industry is subject to economic cycles and has experienced period of slowdown in the past.

3. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2008 and 2007, the Company has recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS Technology Ltd. (“MFS”); (b) Wearnes Technology Solutions PTE. Ltd., a subsidiary of Wearnes; (c) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS Technology Ltd.; (d) Wearnes Global (Suzhou) Co. Ltd., a subsidiary of Wearnes; and (e) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns approximately 60% of the Company’s common stock as of March 31, 2008 and September 30, 2007, respectively. MFS is an indirect subsidiary of WBL Corporation Limited (“WBL Corporation”).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	March 31, 2008	September 30, 2007
Due from affiliates:
MFS Technologies (Hunan) Co. Ltd.	$975	$—
Due to affiliates:
Wearnes Technology Solutions PTE. Ltd.	$2	$—
MFS Technologies (Hunan) Co. Ltd.	1,021
Wearnes Global (Suzhou) Co. Ltd.	136
Suzhou Wearnes-Xirlink Electric Co. Ltd.	—	30

	$1,159	$30

During the three and six months ended March 31, 2008, the Company sold to and purchased from MFS Technologies (Hunan) Co. Ltd. $982 and $1,021, respectively.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions.

The Company accounts for its investment in Cornerstone using the cost method of accounting and periodically reviews the investment for other-than-temporary declines in fair value, as defined in SFAS 115-1 and 124-1, The Meaning of Other Than-Temporary-Impairment and Its Application to Certain Investments. Fair value for this investment is evaluated based on several factors including: recent financial information, cash position, historical and forecasted financial and business information, and estimates of fair value of the Cornerstone common stock or potential new investments in Cornerstone by third parties. Based on the information acquired through these sources, the Company believes that the value of this investment experienced a decline in value during the second quarter of fiscal year 2008 that is other-than-temporary, which resulted in a recognized loss of $450 that was included in other income (expense), net for the three and six months ended March 31, 2008.

5. LINES OF CREDIT

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($28,495 at March 31, 2008). The lines of credit will mature in January 2009 and bear interest at a 10% discount of the People’s Bank of China (“PBOC”) six-month RMB Benchmark Interest Rate (5.913% at March 31, 2008). As of March 31, 2008 and September 30, 2007, the Company had no borrowings outstanding under these lines of credit.

The Company maintains a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, 75,000 RMB each ($10,685 each at March 31, 2008). The line of credit will mature in July 2008 and bears interest at a 10% discount of the PBOC six-month RMB Benchmark Interest Rate (5.913% at March 31, 2008). As of March 31, 2008 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“Nord”). Borrowings under this facility bore interest at LIBOR plus 2.5% correlating with the time period of the borrowing. Each borrowing under the facility matured six months after the borrowing date with respect to such borrowing. On March 31, 2008, the Company and Nord mutually agreed to terminate this credit facility. As of March 31, 2008 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2008	September 30, 2007	March 31, 2008	September 30, 2007
Line of credit (BC)	$28,495	$26,604	$—	$—
Line of credit (SPDB)	21,370	20,619	—	—
Line of credit (NLG)	—	15,000	—	—

	$49,865	$62,223	$—	$—

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

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales
United States	$159,532	$110,043	$335,539	$226,807
China	119,055	62,875	250,608	123,756
Eliminations	(114,651)	(59,512)	(238,059)	(113,270)

Total	$163,936	$113,406	$348,088	$237,293

Operating income
United States	$3,333	$(606)	$10,105	$2,831
China	12,659	4,998	24,273	6,142
Eliminations	66	(129)	579	184

Total	$16,058	$4,263	$34,957	$9,157

Depreciation and amortization
United States	$954	$886	$1,685	$1,759
China	6,676	3,786	12,250	7,192

Total	$7,630	$4,672	$13,935	$8,951

Capital expenditures
United States	$516	$312	$996	$1,121
China	4,788	6,733	10,455	16,379

Total	$5,304	$7,045	$11,451	$17,500

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

	March 31, 2008	September 30, 2007
Total assets
United States	$287,689	$307,661
China	165,669	236,432
Eliminations	(53,546)	(166,806)

Total	$399,812	$377,287

Long-lived assets
United States	$20,076	$20,421
China	119,452	113,347

Total	$139,528	$133,768

7. EQUITY INCENTIVE PLANS

Stock Options

Stock option activity for the six months ended March 31, 2008 and 2007 under the Company’s 1994 Stock Plan and 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	1,557,540	$8.10
Exercised	(223,184)	5.48
Forfeited	(23,706)	15.51

Options outstanding at March 31, 2008	1,310,650	$8.36

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,706,067	$7.89
Exercised	(77,810)	3.88
Forfeited	(5,294)	10.00

Options outstanding at March 31, 2007	1,622,963	$7.89

The intrinsic value of options exercised during the three and six months ended March 31, 2008 and 2007, was $1,826, $3,082, $972 and $1,171, respectively. During the three and six months ended March 31, 2008 and 2007, the Company recognized compensation expense of $275, $516, $573 and $847, respectively, related to stock options. As of March 31, 2008 and September 30, 2007, there were stock options exercisable for up to 1,231,789 and 1,339,190 shares of stock outstanding. Unearned compensation of $563 existed at March 31, 2008, related to non-vested stock options which will be recognized into expense over a weighted average period of 0.8 year.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable, as adjusted for the expected forfeiture rate, as of March 31, 2008:

Fully vested and expected to vest					Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years
$2.00—$2.07	178,025	0.8	$2.06	—	178,025	$2.06	—	0.8
$3.73—$4.00	345,155	1.4	3.99	—	345,155	3.99	—	1.4
$8.75	9,400	6.4	8.75	$94	7,914	8.75	$79	6.4
$10.00	587,476	6.2	10.00	5,152	573,081	10.00	5,026	6.2
$16.80—$18.08	79,629	7.2	17.46	104	60,117	17.47	78	7.2
$20.18—$20.81	61,647	6.9	20.59	—	67,497	20.60	—	6.9

	1,261,332		$8.22	$5,350	1,231,789	$8.11	$5,183

Restricted Stock Units

In December and March 2007 and February and March 2008, the Company made restricted stock unit (“RSU”) grants equal to 114,100, 160,500, 53,500, and 40,043 shares, respectively, of the Company’s common stock, under the 2004 Plan to certain employees, including executive officers, and directors at no cost to the individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. The RSUs granted to directors vest upon the earlier to occur of (i) the Company’s next annual stockholders’ meeting or (ii) the anniversary date of the grant date; provided that one director grant made in 2008 vests over a period of three years with one-third vesting on each of the anniversary dates of the grant date. No shares are delivered until the individual satisfies the vesting schedule. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $6,145 existed at March 31, 2008, related to non-vested RSUs which will be recognized into expense over a weighted average period of 2.5 years. During the three and six months ended March 21, 2008 and 2007, the Company recognized compensation expense of $598, $994, $330 and $636, respectively, related to RSUs. The Company anticipates making future grants of RSUs in lieu of stock options.

Restricted stock unit activity for the six months ended March 31, 2008 and 2007 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2007	247,118	$22.99
Granted	207,643	16.38
Vested	(23,773)	33.25
Forfeited	(64,780)	17.92

Non-vested shares outstanding at March 31, 2008	366,208	$20.70

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2006	86,890	$42.69
Granted	168,500	18.08
Vested	(13,097)	41.41
Forfeited	(1,000)	48.99

Non-vested shares outstanding at March 31, 2007	241,293	$25.55

The Company realized a tax benefit of $153, $457, $258 and $409 for the three and six months ended March 31, 2008 and 2007, respectively, related to FAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”).

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. INCOME TAXES

As of October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized a $241 decrease to the October 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. As of the adoption date, the Company had $5,070 of unrecognized tax benefits on the balance sheet, of which $3,317, if recognized, would affect the effective tax rate. The unrecognized tax benefits have not changed significantly during the six months ended March 31, 2008. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company had accrued $652 and $23 of interest and penalties, respectively, as of the adoption date.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years through fiscal 2003. The Company is currently being examined by the Internal Revenue Service for fiscal year 2005. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2001.

The Company currently enjoys tax holidays and other tax incentives for their operations in China. The tax holiday rate of 12% for the Company’s first manufacturing facility in China, MFC1, expired on December 31, 2007, and MFC1 is now subject to an income tax rate of 25%, based on current law.

The Company has obtained two tax holidays for its second manufacturing facility in China, MFC2. The first tax holiday, which commenced in 2004, allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12.5% on the profits generated from the original registered capital. The second tax holiday, which commenced in 2006, allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12.5% on the profits generated from the increased capital. On February 1, 2008, MFC2 became subject to a tax holiday rate of 12.5% on both the original and increased capital. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and of technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Critical Accounting Policy

Information with respect to our critical accounting policies that we believe has the most significant effect on our reported results and requires subjective or complex judgments of management is contained on pages 35-37 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2007. Management believes that at March 31, 2008, there have been no material changes to this information other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on October 1, 2007. See Note 8 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for further discussion including the cumulative effect adjustment of adoption of FIN 48 on October 1, 2007.

Comparison of the Three Months Ended March 31, 2008 and 2007

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	82.4	88.7

Gross profit	17.6	11.3

Operating expenses:
Research and development	0.3	0.6
Sales and marketing	2.8	2.2
General and administrative	4.7	4.8

Total operating expenses	7.9	7.6

Operating income	9.8	3.7
Interest income	0.3	0.3
Interest expense	0.0	0.0
Other income/(expense), net	(1.3)	0.0

Income before income taxes	8.8	4.0
Provision for income taxes	2.4	1.3

Net income	6.4%	2.7%

Net Sales. Net sales increased from $113.4 million in the three months ended March 31, 2007 to $163.9 million in the three months ended March 31, 2008. The increase of $50.5 million, or 45%, was primarily attributable to increased unit volume shipments to the wireless sector of $51.0 million, which accounted for approximately 94% and 91% of total net sales for the three months ended March 31, 2008 and 2007, respectively. The increase was driven primarily by the ramp up in volume to one of our key customers related to several programs that were established in fiscal 2007, offset by a decrease in volume from another of our key customers. Sales to three customers equaled or exceeded 10 percent of net sales each during the three months ended March 31, 2008, as compared to two customers in the comparable period in the prior year. Sales to one customer exceeded 25 percent of net sales during the three months ended March 31, 2008 and 2007.

Net sales to the industrial sector, our second largest sector, were $5.1 million for the three months ended March 31, 2008, a decrease of $1.1 million, or 18%, as compared to the comparable period in the prior year, primarily due to unit volume decreases. Net sales to the consumer products sector were $504,000 for the three months ended March 31, 2008, as compared to $38,000 for the comparable period in the prior year.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 82% for the three months ended March 31, 2008 versus 89% for the comparable period in the prior year. The decrease of 7% in cost of sales as a percentage of net sales was driven by several factors. The main driver, a reduction of 7%, related to significant increases in customer sales volumes with higher margins due to product mix changes, offset by the impact of price reductions experienced in fiscal year 2007 of approximately 2%. The leveraging of fixed overhead expenses on the higher net sales contributed a further reduction of approximately 2%.

Gross profit increased to $28.9 million for the three months ended March 31, 2008 versus $12.9 million in the comparable period in the prior year, an increase of 124%. As a percentage of net sales, gross profit increased to 18% for the three months ended March 31, 2008 from 11% in the comparable period in the prior year for the reasons identified above. While gross margins were above our targeted range of 10 – 15% during the second quarter of fiscal 2008, we continue to believe that 10 – 15% is our sustainable gross margin range, although some quarterly fluctuations outside of this range will occur.

Research and Development. Research and development expenses decreased to $588,000 for the three months ended March 31, 2008 from $639,000 in the comparable period in the prior year, a decrease of 8%. The decrease was primarily due to a decrease in professional fees related to research and development activities. Our research and development activities primarily focus on new flexible printed circuit process and materials technologies, lens applications and low profile camera modules. We expect these expenses to grow as we continue to focus on product development activities.

Sales and Marketing Expense. Sales and marketing expenses increased by $2.0 million to $4.5 million in the three months ended March 31, 2008 from $2.5 million in the comparable period in the prior year, an increase of 80%. The increase is primarily attributable to a $1.2 million increase in commission expense related to higher average commission rates on new programs and increased sales volumes, as well as a $135,000 increase in customer support expenses related to the expansion of our international sales office activities, particularly our Netherlands sales office. Compensation and benefit expense increased to $1.8 million in the three months ended March 31, 2008 from $1.1 million in the comparable period in the prior year, an increase of 64%. The increase is primarily attributable to the increased headcount in China and the U.S. to support the number of new program ramp-ups during fiscal 2007 and increased sales headcount at our Aurora Optical location.

General and Administrative Expense. General and administrative expense increased by $2.3 million to $7.8 million in the three months ended March 31, 2008 from $5.5 million in the comparable period in the prior year, an increase of 42%. The increase is primarily attributable to an increase in compensation and benefits expense of $300,000 due to an increase in headcount at our U.S. location to support the growth in sales, $600,000 of bonus expense on the increased net income, $900,000 increase in provision for doubtful accounts, which consisted of an increase in the current year of $430,000 and the recovery of $500,000 in the prior year comparable quarter, and $1.0 million increase in professional fees for information technology, operational and strategic consulting. This increase was offset by a decrease of $400,000 in legal fees attributable to the terminated acquisition of MFS Technology Ltd. (“MFS”) in the prior year. As a percentage of net sales, general and administrative expenses remained constant at 5% for the three months ended March 31, 2008 as compared to the comparable period in the prior year.

Interest Income. Interest income increased to $488,000 for the three months ended March 31, 2008 from $301,000 for the three months ended March 31, 2007. The increase is primarily attributable to an increase in the average cash balances available for investment as compared to the comparable period.

Interest Expense. Interest expense decreased to $12,000 for the three months ended March 31, 2008 from $64,000 for the three months ended March 31, 2007. The decrease is attributable to the $2.0 million line of credit that was outstanding during the three months ended March 31, 2007, which was paid off during fiscal year 2007.

Other Income (Expense), Net. Other income (expense), net increased to net expense of $2.1 million for the three months ended March 31, 2008 from net income of $54,000 for the comparable period in the prior year. The change from net income to net expense was primarily attributable to a net increase on foreign currency exchange losses of $1.8 million experienced during the three months ended March 31, 2008 versus the comparable period in the prior year and impairment of a cost investment of $450,000 during the three months ended March 31, 2008. The increase in net losses from foreign exchange is due to the devaluation of the U.S. Dollar versus the Chinese Renminbi (the “RMB”) and other foreign currencies and the timing of purchases and receipts made in U.S. Dollars and recorded in RMB.

Income Taxes. The effective tax rate for the three months ended March 31, 2008 was 28% versus 33% for the comparable period of the prior year. The lower effective tax rate was due primarily to a higher percentage of pre-tax income generated in China, a lower tax jurisdiction.

Comparison of the Six Months Ended March 31, 2008 and 2007

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated.

	Six Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	82.8	88.3

Gross profit	17.2	11.7

Operating expenses:
Research and development	0.3	0.5
Sales and marketing	2.6	2.1
General and administrative	4.2	5.3

Total operating expenses	7.1	7.9

Operating income	10.1	3.8
Interest income	0.2	0.3

	Six Months Ended March 31,
	2008	2007
Interest expense	0.0	0.1
Other income/(expense), net	(0.5)	0.1

Income before income taxes	9.8	4.1
Provision for income taxes	2.9	1.3

Net income	6.9%	2.8%

Net Sales. Net sales increased from $237.3 million in the six months ended March 31, 2007 to $348.1 million in the six months ended March 31, 2008. The increase of $110.8 million, or 47%, was primarily attributable to increased unit volume shipments to the wireless sector of $111.8 million, which accounted for approximately 94% and 91% of total net sales for the six months ended March 31, 2008 and 2007, respectively. The increase was driven primarily by the ramp up in volume to three of our key customers related to several programs that were established in fiscal 2007 offset somewhat by a decrease in volume from our other key customer. Sales to three customers exceeded 10 percent of net sales each during the six months ended March 31, 2008, with sales to two of these customers each exceeding 25 percent of net sales, as compared to two customers who exceeded 10 percent of net sales each, with one of these customers exceeding 25% of our net sales each, for the comparable period in the prior year.

Net sales to the industrial sector, our second largest sector, were $9.9 million for the six months ended March 31, 2008, a decrease of $2.9 million, or 23%, as compared to the comparable period in the prior year, primarily due to unit volume decreases. In comparison to the six months ended March 31, 2007, net sales to the consumer products increased $2.7 million for the six months ended March 31, 2008 from $44,000 for the comparable period in the prior year, which was driven by unit volume increases for new programs established in fiscal 2007.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 83% for the six months ended March 31, 2008 versus 88% for the comparable period in the prior year. The decrease in cost of sales of 5% as a percentage of net sales was driven by several factors. The main driver which contributed a reduction of 7%, related to significant increases in customer sales volumes with higher margins due to product mix changes, offset by the impact of price reductions experienced in fiscal year 2007 of approximately 4%. The leveraging of fixed overhead expenses on the higher net sales contributed a further increase of approximately 2%.

Gross profit increased to $59.7 million for the three months ended March 31, 2008 versus $27.9 million in the comparable period in the prior year, an increase of 114%. As a percentage of net sales, gross profit increased to 17% for the six months ended March 31, 2008 from 12% in the comparable period in the prior year for the reasons identified above.

Research and Development. Research and development expenses decreased to $1.1 million for the six months ended March 31, 2008 from $1.2 million in the comparable period in the prior year, a decrease of 8%. The decrease was primarily due to a decrease in professional fees and purchased materials related to research and development activities, offset somewhat by increased compensation costs related to an increase in headcount. Our research and development activities primarily focus on new flexible printed circuit process and materials technologies, as well as lens applications and low profile camera modules. We expect these expenses to grow as we continue to focus on product development activities.

Sales and Marketing Expense. Sales and marketing expenses increased by $4.0 million to $9.1 million in the six months ended March 31, 2008 from $5.1 million in the comparable period in the prior year, an increase of 78%. The increase is primarily attributable to a $2.4 million increase in commission expense related to higher average commission rates on new programs and increased sales volumes, as well as a $375,000 increase in customer support expenses related to the expansion of our international sales office activities, particularly our Netherlands sales office. Compensation and benefit expense increased to $3.6 million in the six months ended March 31, 2008 from $2.4 million in the comparable period in the prior year, an increase of 50%. The increase is primarily attributable to the increased engineering headcount in China to support the number of new program ramp ups during fiscal 2007 and increased sales headcount at our Aurora Optical and Anaheim locations.

General and Administrative Expense. General and administrative expense increased by $2.1 million to $14.5 million in the six months ended March 31, 2008 from $12.4 million in the comparable period in the prior year, an increase of 17%. The increase is primarily attributable to increase in compensation and benefits expense of $500,000 due to the increase in headcount at our U.S. locations to support the growth in sales, $1.0 million of bonus expense on the increased net income, $1.5 million increase in professional fees for information technology, operational and strategic consulting, and $900,000 increase in provision for doubtful accounts, which consisted of an increase in the current year of $430,000 and the reversal of a provision of $500,000 in the prior year comparable quarter. This was offset by a decrease of $1.5 million in legal fees attributable to the terminated acquisition of MFS in the prior year. As a percentage of net sales, general and administrative expenses decreased to 4% of net sales for the six months ended March 31, 2008 from 5% for the comparable period in the prior year, attributable to the favorable leveraging impact on our operating expenses from the increased net sales.

Interest Income. Interest income increased to $847,000 for the six months ended March 31, 2008 from $707,000 for the six months ended March 31, 2007. The increase is primarily attributable to an increase in the average cash balances available for investment as compared to the comparable period.

Interest Expense. Interest expense decreased to $71,000 for the six months ended March 31, 2008 from $237,000 for the six months ended March 31, 2007. The decrease is attributable to use of our line of credit in fiscal year 2007, which was paid off in the fourth quarter of our fiscal year 2007.

Other Income (Expense), Net. Other income (expense), net increased to net expense of $1.8 million for the six months ended March 31, 2008 from net income of $178,000 for the comparable period in the prior year. The change from net income to net expense was primarily attributable to a net increase on foreign currency exchange losses of $1.7 million experienced during the six months ended March 31, 2008 versus the comparable period in the prior year and impairment of a cost investment of $450,000 during the six months ended March 31, 2008. The increase in net losses from foreign exchange is due to the accelerated devaluation of the U.S. Dollar versus the RMB and other foreign currencies and the timing of purchases and receipts made in U.S. Dollars and recorded in RMB.

Income Taxes. The effective tax rate for the six months ended March 31, 2008 was 29% versus 31% for the comparable period of the prior year. The lower effective tax rate was due primarily to a higher percentage of pre-tax income generated in China, a lower tax jurisdiction.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. At March 31, 2008, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank, Bank of China or Norddeutsche Landesbank Girozentrale (“Nord”), and on March 31, 2008, we mutually terminated the Nord credit facility. Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

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

During the six months ended March 31, 2008, net income of $24.0 million, adjusted for depreciation and amortization, loss on equipment disposal, impairment of cost investment, stock-based compensation expense, deferred taxes and provision for doubtful accounts, generated $41.1 million of operating cash. This amount was increased by $3.6 million generated from working capital.

Changes in the principal components of working capital for the six months ended March 31, 2008 were as follows:

•

Net accounts receivable decreased 4% to $119.6 million at March 31, 2008 from $124.3 million at September 30, 2007. The decrease in outstanding accounts receivable was attributable to a slight improvement in our collections experience during the current fiscal quarter.

•

Inventory balance decreased to $50.4 million at March 31, 2008 from $63.4 million at September 30, 2007, a decrease of 21%. The principal reason relates to the higher level of inventory balances available at September 30, 2007 to support the high volume production requirements experienced in our fiscal 2008 first quarter and decreases in raw materials and work-in-progress levels related to improvement in throughput from numerous programs for several key customers during the six months ended March 31, 2008.

•

Accounts payable balance decreased to $88.9 million at March 31, 2008 from $111.9 million at September 30, 2007, a decrease of 21%, as a result of the high level of purchases made in the quarter ended September 30, 2007 to support the high volume production requirements experienced in our fiscal 2008 first quarter.

•

Depreciation and amortization expense was $13.9 million for the six months ended March 31, 2008 versus $9.0 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the six months ended March 31, 2008 were as follows:

•

Net cash used in investing activities was $18.3 million for the six months ended March 31, 2008. Capital expenditures included $11.4 million of capital equipment, and $695,000 in deposits for fixed asset purchases, which were primarily related to the MFC2 manufacturing capacity expansion. As of March 31, 2008 and September 30, 2007, we had outstanding purchase commitments primarily related to MFC2 capital projects which totaled $7.7 million and $8.5 million, respectively.

•

We invested $9.0 million in long-term investments in the six months ended March 31, 2008. Purchases of investments and proceeds from sale of investments are attributable to auction rate securities, which are classified as available-for-sale. Refer to Note 2 for more details about our auction rate securities, which totaled $12.7 million as of March 31, 2008, net of a temporary impairment charge of $0.6 million recorded as a component of other comprehensive income included in stockholders’ equity.

•	Net cash provided by financing activities was $1.3 million for the six months ended March 31, 2008, primarily attributable to proceeds received from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2008 and September 30, 2007, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank, Bank of China or Norddeutsche Landesbank Girozentrale (“Nord”), and on March 31, 2008, we mutually terminated the Nord credit facility. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

We derive a substantial portion of our sales outside of the United States. Approximately $444 million, or 96%, of total shipments to these foreign manufacturers for fiscal 2007 were made in U.S. Dollars. The balance of our net sales is denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 7.7 RMB and 7.2 RMB per U.S. Dollar for the fiscal year ended September 30, 2007 and the six months ended March 31, 2008, respectively. Transactions in RMB represent approximately 4% of total net sales from foreign customers for the fiscal year ended September 30, 2007 and the six months ended March 31, 2008. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. Dollar, adjusted the exchange rate from 8.3 to 8.1 and established a 0.3% maximum daily appreciation limit against the U.S. Dollar. However, during the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. Dollar exchange can fluctuate, which resulted in a greater RMB appreciation. We expect the RMB appreciation against the U.S. Dollar to continue to increase, and possibly accelerate further in the future, which will result in an increase in the cost of our business expenses in China due to the movement of the exchange rates. Therefore, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March of 2008, auctions for auction rate securities held by us failed. An auction fails when there is insufficient demand. However, a failed auction does not represent a default by the issuer. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. In anticipation of liquidity returning in the market, we have the intent and ability to hold these investments. However, due to the current absence of a liquid market, we have reclassified our investments in auction rate securities from current assets to non-current assets in our consolidated condensed balance sheet. When liquidity for these types of investments returns in the market, we intend to sell these investments or reclassify them back to current assets. We do not believe that the lack of liquidity relating to auction rate securities will have an impact on our ability to fund operations.

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. As of March 31, 2008, the fair value of our auction rate securities of $12.7 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, resulting in a temporary impairment charge of $600,000 recorded as a component of other comprehensive income included in stockholders’ equity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

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

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of a limited number of key customers, which currently includes Apple Inc., Motorola, Inc., Research in Motion and Sony Ericsson. For example, in the second quarter of fiscal year 2008, approximately 95% of our net sales were to these four customers, with sales to three of these customers each exceeding 10%, and sales to one of these exceeding 25%, of our net sales in the quarter. In addition, 91% of our net sales were to three of these customers in fiscal year 2007, with net sales to one of these customers comprising 57%, 82% and 81% of our net sales in fiscal years 2007, 2006 and 2005, respectively.

Several subcontractors of certain of these key customers also have, from time to time, constituted significant customers of ours. Although generally we assist our customers in the design of their products and the customer directs its subcontractors to purchase products from us, one or more subcontractors could look to another source to supply their products to their customer. In addition, if the customer were to reduce its orders to any of its subcontractors or if the customer were to choose another flexible printed circuit assembly manufacturer to supply any portion of its products, it could reduce the orders that these customers place with us, which could substantially harm our business, financial condition and results of operations. For example, our net sales in fiscal year 2007 were impacted by a significant decline in net sales of 33% to Motorola, compared to the prior year.

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

For the three months ended March 31, 2008 and 2007, 93% and 90%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry. In general, the wireless industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

Our customers have and may continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the timing or magnitude of these orders. We cannot guarantee that we will continue to receive any orders from our customers, and our net sales will be harmed if we are unable to obtain a sufficient number of orders from, or ship a sufficient number of products to, customers in each quarter. In addition, our customers may cancel, change or delay product purchase orders, with little or no advance notice to us, for a variety of reasons, including changes in their prospects, the success of their products in the market and the overall economic forecast. Business practices of certain customers may change from sales on a purchase order basis to sales on a master purchase contract basis, which may affect the way we do business with those customers.

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

Delayed, reduced or canceled orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials, components or equipment, because we are often required, and in the past year we have experienced a trend where we are more often being required, to purchase materials, components and equipment before a customer becomes contractually committed to an order in order to be able to timely deliver such order to the customer. In addition, delayed, reduced or canceled orders may result in write-offs of obsolete inventory and the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled. For example, in fiscal 2006, we incurred a net $3 million in write-downs as a result of the bankruptcy of one of our customers, which had a material impact on our earnings in the fourth quarter of fiscal year 2006 (although a certain portion of this amount was recovered in the second and third quarters of fiscal 2007).

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

WBL Corporation beneficially owns 60% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 55% of our current outstanding stock. Given that WBL Corporation has the ability to block any proposed issuance of shares that would reduce its effective ownership to less than a majority of our common stock, measured on an effective ownership basis, WBL Corporation could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock.

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

We believe one stockholder group beneficially owns 18% of our outstanding common stock, or approximately 45% of the shares not held by WBL Corporation, the “minority interest”, and thus, they may have the ability to control the outcome of any vote requiring the approval of the minority interest.

We believe Stark Investments and its affiliated funds, or Stark, owns approximately 18% of our outstanding common stock, and owns approximately 45% of our minority interest. Given that Stark effectively has control of over a majority of our minority interest, any related-party transaction that requires the approval of a majority of our minority interest, as is required by our charter for related-party transactions, will require the approval or possibly the abstention of Stark.

If we are unable to attract or retain personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We are heavily dependent on our current executive officers and management. We believe that our success is highly dependent on the contributions of Reza Meshgin, our president and chief executive officer, and Philip A. Harding, the chairman of our board of directors. We do not have employment contracts with Mr. Meshgin or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

In addition, due to the expansion of companies into the flex market and increased competition in the flex market, we anticipate that our employees may be heavily recruited by our competitors. Furthermore, we believe an increase in the number of manufacturers in Suzhou, China and the surrounding areas has increased the competition for qualified employees and we are experiencing a significant employee turn over rate in our facilities in China, where we have a large number of employees, which number has been increasing significantly over the past several years. The costs of retaining such employees, in China, and the location of certain of our facilities in the United States may make it difficult to recruit qualified employees at those facilities.

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

If we cannot achieve expected yields in the manufacture of our products, we may incur higher per unit costs, lower or no profits and reduced product availability and may be subject to substantial penalties by our customers. Low yields may result from, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, or the learning curve experienced during the initial and ramp up stages of new product introduction. Any reduction in our ability to timely deliver products to customers could adversely affect our customer relationships and make it more difficult to sustain and grow our business. In addition, reduced yields can significantly harm our gross margins thereby contributing to lower profitability or even losses. Further, we have not yet manufactured camera modules in high-volume production, and we may encounter difficulties in doing so. Any such difficulties could harm our ability to sustain or grow our business.

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

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual or semi-annual basis. Due to increased competition, customers have recently exerted significant pricing pressure on us, which has negatively affected our profitability. We may lose our market share if we do not participate in such negotiations; furthermore, changes in contract terms, including price reduction activities, may result in lower margins for us and the extension of payment terms for our customers, which could negatively affect our cash flow. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

Significant product failures could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Return rates on our products may fluctuate, and we have recently experienced an increase in our return rate. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our flexible printed circuit or assembly products was to occur, we may experience a rate of failure in our products that would result in significant delays in product shipments, cancellation of orders, substantial penalties from our customers and their customers, substantial repair or replacement costs and potential damage to our reputation.

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

At times, there are worldwide shortages of the components and raw materials used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use components that have been pre-qualified by them, which further limits the supply of components available to us and frequently results in our need to seek components from a limited number of suppliers. In addition, suppliers of certain of our components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such components. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we were unable to receive raw materials or components on a timely or cost-effective basis. In addition, our operations and gross margins may be negatively impacted if materials or components do not meet our or our customers’ specifications, even if our customer had specified from whom we must purchase such materials or components.

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006, we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our net sales. During the three months ended March 31, 2008, we purchased substantially all materials used to make flexible printed circuits from a limited number of vendors.

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

•

foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB, which has consistently appreciated against the U.S. Dollar since the fourth quarter of our fiscal 2005. During the third quarter of fiscal 2007, the People’s Bank of China increased the rate at which the RMB/U.S. Dollar exchange can fluctuate, which resulted in greater RMB appreciation during the current quarter. We expect the RMB appreciation against the U.S. Dollar to continue to increase in the future, which will result in the increase in the cost of our business in China due to the movement in the exchange rates;

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

•

new labor contractual laws in China, which became effective in January 2008, which make it costly to terminate any employee whose term of employment with us has been renewed three times (most of our employees in China work under an employment contract with a term varying from one to three years). Once we renew the employee’s contract for the third time, if we thereafter desire not to renew such employee’s contract, we must pay the employee one month’s salary for every year of service, unless the termination is for cause;

•

potential increases in real estate-related costs and potential disruption of our business, including the loss of use of capital expenditures we may have made to our facilities if any of our landlords cancel any of our leases. For example, for certain of our facilities in China, our landlord has the right to cancel the lease(s) on as little as four to six months’ notice. If it were to exercise such right, we would be required to locate new space on relatively short notice, could be required to fund capital expenditures for any such new space, and could lose the benefit of capital expenditures (that may be in the millions of dollars) that we have made to such facilities;

•	disruptions or shortages in the supply of electricity or other utilities;

•

the occurrence of natural disasters or other acts of force majeure which may disrupt or otherwise impede communications between our facilities and may cause our facilities not to have access to the systems or information required to operate the business;

•

potential risks associated with loss, theft or damage of our property or property of our customers. For example, some of our customers have entrusted us with proprietary equipment to be used in the manufacture and testing of the products we make for them. In some instances, we face potentially millions of dollars in financial exposure to those customers if such equipment is lost, damaged or stolen. Although we take precautions against such loss, theft or damage, and we may insure against a portion of these risks, such insurance is expensive, may not be applicable to any loss we may experience and, even if applicable, may not be sufficient to cover any such loss. Further, deductibles for such insurance may be substantial and may adversely affect our operations if we were to experience a loss, even if insured; and

•	public health emergencies such as SARS and avian flu.

Any of these factors could harm our international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. In January 2008, we experienced a lack of electricity on at least one occasion at our China facilities, and we could continue to experience insufficient power supplies in China in the foreseeable future. Although we have purchased several generators for certain of our facilities in China, we do not have generators at all of our China locations and cannot be assured that the generators we do have will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost and availability of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our two primary manufacturing facilities are both located in Suzhou, China. Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, cold or snow storms, terrorist attacks and wars, could disrupt our manufacturing or operational abilities, which could harm our operations and financial results. For example, in early calendar year 2008, there were several severe winter storms in China. These types of conditions could adversely impact our operating results for a variety of reasons, including transportation issues, material supply issues, power outages and building integrity issues.

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

For example, in 2006 the Chinese government announced that the printed circuit board, or PCB, business was no longer considered to be a high-tech industry, and as such, it was no longer an encouraged industry to migrate to, or expand in, China. In addition, in 2007, we were informed that effective December 1, 2007, the production of single-sided flexible printed circuit boards would no longer be considered a high-tech industry. Although we do not believe that these classifications have affected our operations to date, if the government were to determine that multi-layer flexible printed circuit boards were no longer within the high-tech industry classification, it could adversely affect our ability to maintain or expand operations in China. As another example, in 2007 we were informed that one of our facilities in China may no longer meet the current fire department regulations. If interpretations or changes in the application of the fire code resulted in our need to take immediate corrective action, it could also adversely affect our ability to maintain or expand our operations at that facility and or increase our costs.

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

If we continue to experience growth in our operations, our manufacturing facilities, operational and financial systems, procedures and controls may need to be expanded, which may distract our management team from our business plan and involve increased expenses. Our success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•	the ability to timely and in a cost-effective manner hire and retain employees, particularly in our Suzhou, China locations;

•	the ability of our management to predict accurately increases or decreases in demand for our products and manage our manufacturing capacity appropriately;

•	maintaining our cost structure at an appropriate level based on the net sales we generate;

•	managing multiple, concurrent manufacturing expansion projects;

•	the ability to ramp up and manage multiple new programs concurrently;

•	higher over-time and scrap rates often associated with periods of growth;

•	implementing and improving operational and financial systems, procedures and controls, including our computer systems;

•	managing operations in multiple locations and multiple time zones;

•

the ability to timely and in a cost-effective manner increase our manufacturing capacity and build new manufacturing facilities in order to meet customer demands, the failure of either of which could cause customers to take their business to our competitors; and

•	the ability to acquire customers in a new line of business.

If we do not effectively manage any growth we might experience, and deliver on any increase in orders we might receive, in addition to losing a growth opportunity, we may lose the customer and its orders altogether, which could adversely affect our net sales and income.

The Sarbanes-Oxley Act and other rules and regulations may increase the time and costs of certain activities.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our financial compliance costs and have made some activities more time-consuming and costly. We believe that these rules and regulations have also affected the cost of our director and officer liability insurance, and, from time to time, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Although we continue to evaluate and monitor developments with respect to these rules, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We recorded an unrealized temporary impairment charge against stockholders’ equity during the quarter ended March 31, 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in the future.

Our investments consist of auction rate obligation securities issued by state agencies, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (every twenty-eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interest at par. As a result of current negative conditions in the global credit markets, during our second quarter of fiscal 2008, auctions for investment in these securities, including the auction rate securities we hold, failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and we determined to reclassify these investments as long-term investments instead of short-term investments during the quarter. Our long-term investments at March 31, 2008 represented $12.7 million of auction rate securities net of a temporary impairment charge of $0.6 million against other comprehensive income component of stockholders’ equity.

We determined the fair value of these securities using a model that calculates the present value of the expected future cash flows from the securities and other indications of value. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. If the current market conditions deteriorate further such that these investments remain illiquid or recovery in market values does not occur, the value of these securities may decline further such that we may be required to record additional unrealized or realized losses for impairment, with such losses recorded against other comprehensive income component of stockholders’ equity or against income.

We cannot predict whether or if future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of our auction rate securities.

We are subject to the risk of increased income and other taxes in China.

We currently enjoy tax holidays and other tax incentives for our operations in China. The tax holiday rate of 12% for our first manufacturing facility in China, MFC1, expired on December 31, 2007, and MFC1 is now subject to an income tax rate of 25%, based on current law.

We have obtained two tax holidays for our second manufacturing facility in China, MFC2. The first tax holiday, which commenced in 2004, allows for tax-free operation for the first two years (beginning in the first year of profitability) followed by three years of operation at a reduced rate of income tax equal to 12.5% on the profits generated from the original registered capital. The second tax holiday, which commenced in 2006, allows for tax-free operation for the first two years followed by three years of operation at a reduced rate of income tax equal to 12.5% on the profits generated from the increased capital. On February 1, 2008, MFC2 became subject to a tax holiday rate of 12.5% on both the original and increased capital. However, these tax holidays may be challenged, modified or even eliminated by taxing authorities or changes in law. For the fiscal years ended September 30, 2007 and 2006 we realized tax savings of $1.5 million and $4.4 million respectively, for our operations in China.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $137,000 and $135,000 of restricted cash for the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

In addition, the Singapore Securities Industry Council, or the SIC, may review whether the actions of our board of directors and special committee of our board of directors are, from the Singapore regulatory perspective, reasonable and appropriate in light of the developments and circumstances. Any such review, if it commences, likely will involve a significant distraction to management. Further, if the SIC determines that our board of directors or special committee did not act appropriately, it may impose sanctions or fines or censures on us, which may further distract our management and harm our business.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended April 30, 2008, our stock traded between $10.28 and $23.44 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 24.9 million shares of common stock outstanding, approximately 19.3 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our ability to sell our products at specific prices, our effectiveness in managing manufacturing processes and costs and the degree to which we are able to utilize our available manufacturing capacity. Historically, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, at times partially as a result of seasonality of our major customers and the markets that we serve. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below our expectations or the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of March 31, 2008, we had 24.8 million shares of common stock outstanding and 1.2 million shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 11, 2008. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect three directors. All such nominees were elected.

The matters voted at the meeting and the results were as follows:

Election of Directors:

To elect three directors to serve for a term to expire at the Annual Meeting in 2011 or until their successors are elected and qualified.

	For	Withheld
Philip A. Harding	23,469,986	118,129
Sam Yau	23,077,307	510,808
Linda Y.C. Lim, Ph.D.	23,479,189	108,926

Ratification of Appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending September 30, 2008:

For	Against	Abstain
23,544,560	40,724	2,831

Approval of the amendment and restatement of the Company’s Amended and Restated 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
19,389,706	479,476	9,340	3,709,593

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(4)	Form of Restricted Stock Unit Agreement

10.33(6)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(8)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(5)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 24, 2008.

(6)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007. Confidential treatment has been granted for certain portions of this agreement.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(8)

Incorporated by reference to exhibit (with the same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2007. Confidential treatment is being requested with respect to portions of this agreement.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date:	May 8, 2008	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(4)	Form of Restricted Stock Unit Agreement

10.33(6)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.34(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.35(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.36(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.37(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co. Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2007

10.38(8)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

(5)	Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 24, 2008.

(6)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2007. Confidential treatment has been granted for certain portions of this agreement.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2007.

(8)

Incorporated by reference to exhibit (with the same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2007. Confidential treatment is being requested with respect to portions of this agreement.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2008.