Form 10-Q
period 2008-06-30
MULTI FINELINE ELECTRONIX INC
filed 2008-08-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 1, 2008 was 24,973,970.

Multi-Fineline Electronix, Inc.

Index

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2008	September 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$56,588	$27,955
Short term investments	—	7,000
Restricted cash	2,554	2,343
Accounts receivable, net of allowances of $1,863 and $1,300	125,004	124,313
Inventories	43,082	63,424
Deferred taxes	4,073	4,073
Income tax receivable	3,281	2,701
Other current assets	3,010	2,749

Total current assets	237,592	234,558
Property, plant and equipment, net	151,607	133,846
Long-term investments	12,479	—
Restricted cash	137	135
Deferred taxes	2,703	2,185
Goodwill	3,629	3,629
Other assets	5,249	2,934

Total assets	$413,396	$377,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$85,482	$111,934
Accrued liabilities	21,539	14,994
Due to affiliates	2,146	30
Other current liabilities	32	119

Total current liabilities	109,199	127,077
Other long-term liabilities	5,945	204

Total liabilities	115,144	127,281

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,949,946 and 24,598,510 shares issued and outstanding	2	2
Additional paid-in capital	113,452	108,872
Retained earnings	165,131	132,532
Accumulated other comprehensive income	19,667	8,600

Total stockholders’ equity	298,252	250,006

Total liabilities and stockholders’ equity	$413,396	$377,287

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$167,623	$104,138	$515,710	$341,431
Cost of sales	144,450	99,355	432,824	308,788

Gross profit	23,173	4,783	82,886	32,643

Operating expenses
Research and development	638	570	1,719	1,798
Sales and marketing	5,056	3,263	14,201	8,310
General and administrative	7,622	5,606	22,151	18,034
Terminated acquisition expenses	—	7,821	—	7,821

Total operating expenses	13,316	17,260	38,071	35,963

Operating income (loss)	9,857	(12,477)	44,815	(3,320)
Other income and (expense)
Interest income	437	454	1,284	1,161
Interest expense	(33)	(40)	(103)	(277)
Other income (expense), net	48	457	(1,733)	635

Income (loss) before provision for income taxes	10,309	(11,606)	44,263	(1,801)
Benefit from/(provision for) income taxes	(1,480)	4,894	(11,423)	1,808

Net income (loss)	$8,829	$(6,712)	$32,840	$7

Net income per share
Basic	$0.35	$(0.27)	$1.33	$0.00
Diluted	$0.34	$(0.27)	$1.29	$0.00
Shares used in computing net income (loss) per share
Basic	24,907,085	24,551,861	24,773,436	24,502,256
Diluted	25,624,415	24,551,861	25,362,032	25,158,017

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$32,840	$7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,248	14,395
Provision for doubtful accounts	559	78
Deferred taxes	(32)	16
Stock-based compensation expense	2,515	2,285
Impairment of cost investment	450	—
Loss on disposal of equipment	451	50
Changes in operating assets and liabilities
Accounts receivable	(160)	20,502
Inventories	24,359	(10,082)
Due to/from affiliates, net	3,064	96
Other current assets	(1,968)	187
Other assets	704	4,229
Accounts payable	(33,209)	6,548
Accrued liabilities	4,717	(689)
Income tax payable	6,768	(2,787)
Other current liabilities	(327)	57
Other liabilities	222	(65)

Net cash provided by operating activities	62,201	34,827

Cash flows from investing activities
Sale (purchase) of long-term investments	(5,479)	18,355
Cash paid for property and equipment	(27,380)	(36,097)
Purchases of software and capitalized internal-use software	(366)	(153)
Deposits on property and equipment	(2,592)	(4,167)
Proceeds from sale of equipment	198	317
Increase (decrease) in restricted cash, net	14	(263)

Net cash used in investing activities	(35,605)	(22,008)

Cash flows from financing activities
Payments on line of credit	—	(4,000)
Proceeds from exercise of stock options	2,002	475
Income tax (provision) benefit related to stock option exercise	64	(42)

Net cash provided by (used in) provided by financing activities	2,066	(3,567)

Effect of exchange rate changes on cash	(29)	3,749

Net increase in cash	28,633	13,001
Cash and cash equivalents at beginning of period	27,955	24,460

Cash and cash equivalents at end of period	$56,588	$37,461

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 59% and 60% of the Company’s outstanding common stock as of June 30, 2008 and September 30, 2007, respectively, allowing Wearnes to exercise operating control over the Company.

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

Investments

The Company’s long-term investments represent auction rate securities in debt obligations, which are collateralized by student loans. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The Company has recently experienced several failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula defined in the security. Consequently, the investments are not currently liquid through the normal auction process; however, all of the Company’s auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. As of June 30, 2008, the fair value of these securities of $12.5 million was determined using a model that calculates the present value of the expected future cash flows from the securities and other indications of value resulting in a temporary impairment charge of $0.8 million recorded as a component of other comprehensive income included in stockholders’ equity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength. Market variables utilized in developing the model include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity. The Company has historically classified these securities as short-term investments. However, based on the current lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008, the Company re-classified these investments as long-term assets.

The Company reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP Statement on Financial Accounting Standard (“SFAS”) 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments, to determine the classification of the impairment as “temporary” or “other-than-temporary.” The Company believes that the impairment of its auction rate securities investments is temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions and the assessment of the credit quality of the underlying collateral. The Company intends to hold the auction rate securities until it is able to recover the full investment value, which is estimated to take longer than twelve months.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Inventories

Inventories are comprised of the following:

	June 30, 2008	September 30, 2007
Raw materials and supplies	$13,695	$25,436
Work-in-progress	18,610	26,341
Finished goods	10,777	11,647

	$43,082	$63,424

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	June 30, 2008	September 30, 2007
Land	$4,054	$4,054
Building	48,242	39,483
Machinery and equipment	164,510	130,506
Furniture and fixtures	6,113	5,129
Leasehold improvements	2,566	2,606
Construction-in-progress	8,721	10,935

	234,206	192,713
Accumulated depreciation	(82,599)	(58,867)

	$151,607	$133,846

Depreciation expense for the three and nine months ended June 30, 2008 and 2007 was $7,338, $20,773, $5,320 and $13,998, respectively.

Included in other assets as of June 30, 2008 and September 30, 2007 is capitalized purchased software and internally developed software costs. Amortization of software costs and intangibles for the three and nine months ended June 30, 2008 and 2007 was $179, $475, $124 and $397, respectively.

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

Changes in product warranty accrual for the three months ended June 30, 2008 and 2007 were as follows:

	Warranty Accrual Balance at March 31,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30,
2008	$1,074	$(735)	$1,047	$1,386
2007	$1,799	$(657)	$439	$1,581

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Changes in product warranty accrual for the nine months ended June 30, 2008 and 2007 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30,
2008	$1,673	$(3,620)	$3,333	$1,386
2007	$1,285	$(3,785)	$4,081	$1,581

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,829	$(6,712)	$32,840	$7
Other comprehensive (loss) income:
Translation adjustment	3,384	1,574	11,888	3,749
Unrealized loss on auction rate securities	(242)	—	(821)	—

Total other comprehensive income	3,142	1,574	11,067	3,749

Total comprehensive income	$11,971	$(5,138)	$43,907	$3,756

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. Foreign exchange transaction gains and losses were included in other expenses and were net loss of $71 and $1,638 for the three and nine months ended June 30, 2008, respectively, and net gains of $460 and net losses of $149, for the three and nine months ended June 30, 2007, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic weighted-average number of common shares outstanding	24,907,085	24,551,861	24,773,436	24,502,256
Dilutive effect of outstanding stock options and restricted stock units	717,330	—	588,596	655,761

Diluted weighted-average number of common and potential common shares outstanding	25,624,415	24,551,861	25,362,032	25,158,017

Potential weighted-average common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	80,421	851,982	132,482	198,100

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business, the outcome of which the Company’s management currently believes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of June 30, 2008 and September 30, 2007, the Company had outstanding purchase commitments related to MFC1 and MFC2 which totaled $17,135 and $8,457, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of retained, subject to certain cumulative limits. These restrictions on retained earnings for the nine month period ended June 30, 2008 and for the year ended September 30, 2007 are equal to $8,027 and $5,362, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 was adopted on October 1, 2007. See Note 8 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements for further discussion including the cumulative impact adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), Fair Value Measurement. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt FAS 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. The Company is currently evaluating the impact of the provisions of FAS 157 will have on its consolidated financial statements. FAS 157 is effective for the Company beginning October 1, 2008.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under generally accepted accounting principles in the United States (“U.S. GAAP”). FAS 159 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, which is October 1, 2009 for the Company. The Company is currently evaluating the impact of the provisions of FAS 141R on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning November 15, 2008 for the Company, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that FAS 161 will have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact the provisions of FAS 162 will have on its consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Significant Concentrations

Net sales to the Company’s customers who account for more than 10% of the Company’s net sales are presented below. The Company’s customers consist principally of major electronic companies and their subcontractors.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Customer A	17%	50%	23%	66%
Customer B	50%	25%	50%	17%
Customer C	12%	6%	11%	2%
Customer D	15%	10%	11%	6%

In the three and nine months ended June 30, 2008 and 2007, 93%, 94%, 91% and 91%, respectively, of net sales were derived from sales to companies that provide products or services to the wireless industry. The wireless industry is subject to economic cycles and has experienced period of slowdown in the past.

3. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2008 and 2007, the Company recognized revenue and recorded purchases and other payments from the following affiliated companies: (a) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS Technology Ltd. (“MFS”); (b) Wearnes Technology Solutions PTE. Ltd., a subsidiary of Wearnes; (c) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS Technology Ltd.; (d) Wearnes Global (Suzhou) Co. Ltd., a subsidiary of Wearnes; and (e) Suzhou Wearnes-Xirlink Electric Co. Ltd., a subsidiary of Wearnes. As discussed in Note 1, Wearnes owns approximately 59% of the Company’s common stock as of June 30, 2008 and 60% as of September 30, 2007, respectively. MFS is a subsidiary of WBL Corporation Limited (“WBL Corporation”).

Net amounts due from/to affiliated companies comprise the following:

	June 30, 2008	September 30, 2007
Due from affiliates:
MFS Technologies (Hunan) Co. Ltd.	$1,535	$—

	$1,535	$—

Due to affiliates:
Wearnes Technology Solutions PTE. Ltd.	$—	$—
MFS Technologies (Hunan) Co. Ltd.	2,118	—
Wearnes Global (Suzhou) Co. Ltd.	28	—
Suzhou Wearnes-Xirlink Electric Co. Ltd.	—	30

	$2,146	$30

During the three and nine months ended June 30, 2008 and 2007, the Company purchased from MFS Technologies (Hunan) Co. Ltd. $2,931, $3,088, 0 and $0, respectively.

4. EQUITY INVESTMENT

In June 2004, the Company entered into a definitive agreement with Cornerstone Equipment Management, Inc. (“Cornerstone”), in which the Company agreed to invest $450 in exchange for shares equal to approximately 14% of the ownership of Cornerstone. In addition, the Company agreed to provide certain services to Cornerstone at the Company’s standard terms and conditions.

The Company accounts for its investment in Cornerstone using the cost method of accounting and periodically reviews the investment for other-than-temporary declines in fair value, as defined in SFAS 115-1 and 124-1, The Meaning of Other Than-Temporary-Impairment and Its Application to Certain Investments. Fair value for this investment is evaluated based on several factors including: recent financial information, cash position, historical and forecasted financial and business information, and estimates of fair value of the Cornerstone common stock or potential new investments in Cornerstone by third parties. Based on the information acquired through these sources, the Company believes that the value of this investment experienced a decline in value during the second quarter of fiscal year 2008 that is other-than-temporary, which resulted in a recognized loss of $450 that was included in other income (expense), net for the nine months ended June 30, 2008.

5. LINES OF CREDIT

In January 2007, the Company entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($29,158 at June 30, 2008). The lines of credit will mature in January 2009 and bear interest at a 10% discount of the People’s Bank of China (“PBOC”) six-month RMB Benchmark Interest Rate (5.913% at June 30, 2008). The credit facility documents contain covenants restricting the pledging of assets. As of June 30, 2008 and September 30, 2007, the Company had no borrowings outstanding under these lines of credit.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company maintained a line of credit with Shanghai Pudong Development Bank (“SPDB”). The line of credit has two borrowing facilities, 75,000 RMB each ($10,934 each at June 30, 2008). The line of credit matured on July 31, 2008 and bore interest at a 10% discount of the PBOC six-month RMB Benchmark Interest Rate (5.913% at June 30, 2008). The credit facility documents contained covenants restricting the pledging of assets. As of June 30, 2008 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

In July 2005, the Company entered into a $15,000 credit facility with Norddeutsche Landesbank Girozentrale (“Nord”). Borrowings under this facility bore interest at LIBOR plus 2.5% correlating with the time period of the borrowing. Each borrowing under the facility matured six months after the borrowing date with respect to such borrowing. On June 30, 2008, the Company and Nord mutually agreed to terminate this credit facility. As of June 30, 2008 and September 30, 2007, the Company had no borrowings outstanding under this line of credit.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2008	September 30, 2007	June 30, 2008	September 30, 2007
Line of credit (BC)	$29,158	$26,604	$—	$—
Line of credit (SPDB)	21,868	20,619	—	—
Line of credit (NLG)	—	15,000	—	—

	$51,026	$62,223	$—	$—

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

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales
United States	$165,021	$96,695	$500,560	$323,502
China	115,960	66,476	366,568	190,232
Eliminations	(113,358)	(59,033)	(351,418)	(172,303)

Total	$167,623	$104,138	$515,710	$341,431

Operating income
United States	$4,899	$(15,167)	$16,054	$(12,152)
China	4,865	2,690	28,088	8,832
Eliminations	93	(0)	672	(0)

Total	$9,857	$(12,477)	$44,814	$(3,320)

Depreciation and amortization
United States	$795	$872	$2,480	$2,631
China	6,722	4,572	18,768	11,764

Total	$7,517	$5,444	$21,248	$14,395

Capital expenditures
United States	$156	$490	$1,152	$1,611
China	21,546	22,427	33,028	38,806

Total	$21,702	$22,917	$34,180	$40,417

	June 30, 2008	September 30, 2007
Total assets
United States	$292,978	$307,661
China	182,860	236,432
Eliminations	(62,442)	(166,806)

Total	$413,396	$377,287

Long-lived assets
United States	$19,665	$20,634
China	132,080	113,347

Total	$151,745	$133,981

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

7. EQUITY INCENTIVE PLANS

Stock Options

Stock option activity for the nine months ended June 30, 2008 under the Company’s 1994 Stock Plan and 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	1,557,540	$8.10
Exercised	(321,829)	6.21
Forfeited	(23,706)	15.51

Options outstanding at June 30, 2008	1,212,005	$8.40

The intrinsic value of options exercised during the three and nine months ended June 30, 2008 and 2007, was $1,223, $4,305, $232 and $1,403, respectively. During the three and nine months ended June 30, 2008 and 2007, the Company recognized compensation expense of $273, $751 $338 and $885, respectively, related to stock options. As of June 30, 2008 and September 30, 2007, there were stock options exercisable for up to 1,191,224 and 1,339,190 shares of stock outstanding. Unearned compensation of $289 existed at June 30, 2008, related to non-vested stock options which will be recognized into expense over a weighted average period of 0.9 year.

The following table summarizes information about stock options outstanding and exercisable, as of June 30, 2008:

	Fully vested and expected to vest				Fully vested options
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in Years)
$2.07	116,495	0.6	$2.07	$2,239	116,495	$2.07	$2,239	0.6
$3.73—$4.00	345,155	1.1	3.99	5,968	345,155	3.99	5,968	1.1
$8.75	10,000	6.2	8.75	125	9,164	8.75	115	6.2
$10.00	616,355	6.0	10.00	6,955	616,355	10.00	6,955	6.0
$16.80—$18.08	79,000	6.9	17.41	306	59,055	17.41	229	6.9
$20.81	45,000	6.7	20.81	21	45,000	20.81	21	6.7

	1,212,005		$8.40	$15,614	1,191,224	$8.25	$15,527

Restricted Stock Units

The Company made non-performance-based and performance-based restricted stock unit (“RSU”) grants during the three and nine months ended June 30, 2008 and 2007 equal to 46,700, 254,343, 9,500 and 178,000, respectively, of the Company’s common stock under the 2004 Plan to certain employees, including executive officers, and directors at no cost to the individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The non-performance-based RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. The non-performance-based RSUs granted to directors vest upon the earlier to occur of (i) the Company’s next annual stockholders’ meeting or (ii) the anniversary date of the grant date; provided that one director grant made in 2008 vests over a period of three years with one-third vesting on each of the anniversary dates of the grant date. No shares are delivered until the individual satisfies the vesting schedule. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $6,415 existed at June 30, 2008, related to non-vested RSUs which will be recognized into expense over a weighted average period of 2.3 years. During the three and nine months ended June 30, 2008 and 2007, the Company recognized compensation expense of $732, $1,764, $464 and $1,100 respectively, related to RSUs. The Company anticipates making future grants of RSUs in lieu of stock options.

Performance-Based Restricted Stock Units

On June 11, 2008, the Company’s Board of Directors approved the grant of 22,000 performance-based RSUs to certain employees, including executive officers, under the 2004 Plan. These performance-based RSU’s vest and become fully exercisable subject to the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through March 31, 2011. In accordance with SFAS No. 123(R) Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”), at the end of each reporting period, the Company evaluates the probability that the performance-based RSUs granted will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restricted stock unit activity for the nine months ended June 30, 2008 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2007	247,118	$22.99
Granted	254,343	19.19
Vested	(29,607)	31.62
Forfeited	(72,113)	17.78

Non-vested shares outstanding at June 30, 2008	399,741	$20.88

The Company realized a tax benefit of $311, $748, $209 and $618 for the three and nine months ended June 30, 2008 and 2007, respectively, related to FAS 123R.

The following table summarizes information about restricted stock units outstanding, as of June 30, 2008:

Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$15.27 - $19.88	304,078	9.3	$18.12
$20.04 - $25.84	62,268	6.6	22.83
$38.65	28,595	7.4	38.65
$64.50 - $65.47	4,800	1.3	64.50

	399,741	8.7	$20.88

8. INCOME TAXES

As of October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized a $241 decrease to the October 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. As of the adoption date, the Company had $5,070 of unrecognized tax benefits on the balance sheet, of which $3,317, if recognized, would affect the effective tax rate. The unrecognized tax benefits have not changed significantly during the nine months ended June 30, 2008. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, quantification of such change cannot be estimated at this time.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company has accrued $652 and $23 of interest and penalties, respectively, as of the adoption date.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. federal and various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2004. The Company is currently being examined by the Internal Revenue Service for fiscal year 2005. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2002.

The Company currently enjoys tax holidays and other tax incentives for its operations in China. The tax holiday rate of 12% for the Company’s first manufacturing facility in China, MFC1, expired on December 31, 2007, and MFC1 is now subject to an income tax rate of 25%, based on current law.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands, Except Share and Per Share Data)

(unaudited)

9. SUBSEQUENT EVENTS

In late July 2008, the Company began implementing a plan to close down the Tucson facility of its Aurora Optical subsidiary in order to consolidate the research and development and other design activities of such subsidiary into the Company’s corporate headquarters in Anaheim, California, with an expected closure date of approximately the end of calendar 2008. Based on this, the Company determined that it was more likely than not that certain of the related assets, which consist primarily of a Company-owned building and manufacturing equipment for lens molding, will be sold or otherwise disposed of before the end of their previously-estimated useful life. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is in the process of performing an impairment analysis of the facility which will be sold and certain of the related equipment which will be sold or disposed of. The Company anticipates that the fair value of such assets will be less than their carrying value. Consequently, the Company expects to write such assets down to their fair value. In addition there will be costs related to the restructuring of the Tucson operations, including severance and relocation costs. As such, the Company expects to record an impairment and restructuring charge related to the consolidation of the Tucson facility activities of between $1.5 and $2.0 million, net of tax, during the fourth quarter of fiscal 2008.

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

Critical Accounting Policy

Information with respect to our critical accounting policies that we believe has the most significant effect on our reported results and requires subjective or complex judgments of management is contained on pages 35-37 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2007. Management believes that at June 30, 2008, there have been no material changes to this information other than the adoption of FIN 48. See Note 8 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for further discussion including the cumulative effect adjustment of adoption of FIN 48 on October 1, 2007.

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	86.2	95.4

Gross profit	13.8	4.6

Operating expenses:
Research and development	0.4	0.6
Sales and marketing	3.0	3.1
General and administrative	4.5	5.4
Terminated acquisition costs	—	7.5

Total operating expenses	7.9	16.6

Operating income (loss)	5.9	(12.0)
Interest income	0.3	0.4
Interest expense	0.0	0.0
Other income/(expense), net	0.0	0.4

Income before income taxes	6.2	(11.2)
(Provision for) benefit from income taxes	(0.9)	4.7

Net income	5.3%	(6.5)%

Net Sales. Net sales increased from $104.1 million for the three months ended June 30, 2007 to $167.6 million for the three months ended June 30, 2008. The increase of $63.5 million, or 61%, for was primarily attributable to an increase in net sales to the wireless sector of $61.5 million, which accounted for approximately 93% and 91%, respectively, of total net sales for each of the three months ended June 30, 2008 and 2007, a 65% increase over the comparable period of the prior year. The increase in wireless net sales is largely due to the ramp up of new programs and unit volume shipment increases to three customers offset by declines in unit volume shipments to a fourth customer. Sales to our four largest customers represented 50%, 17%, 15% and 12% of total sales for the quarter ended June 30, 2008. These four customers together represented 94% and 90% of our total net sales in the three months ended June 30, 2008 and 2007, respectively.

Net sales to the industrial sector, our second largest sector, were $5.5 million for the three months ended June 30, 2008, a decrease of $0.8 million, or 13%, as compared to the comparable period in the prior year, primarily due to order volume decreases. In comparison to the three months ended June 30, 2007, net sales to the computer/data storage sector increased 21% to $2.5 million for the three months ended June 30, 2008. Net sales to the medical sector increased 75%, or $915,000, for the three months ended June 30, 2008 versus the comparable period in the prior year.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 86% for the three months ended June 30, 2008 versus 95% for the comparable period in the prior year. The decrease of 9% in cost of sales as a percentage of net sales was driven by several factors. The main driver, a reduction of 10%, related to significant increases in customer sales volumes with higher margins due to product mix changes and yield improvements which contributed 3%. The favorable leveraging of fixed overhead expenses on the higher net sales contributed a further reduction of approximately 2%. These improvements were offset by the impact of increased labor costs, price reductions and inefficiency impacts of approximately 6%.

Gross profit increased to $23.2 million for the three months ended June 30, 2008 versus $4.8 million in the comparable period in the prior year, an increase of 383%. As a percentage of net sales, gross profit increased to 14% for the three months ended June 30, 2008 from 5% in the comparable period in the prior year for the reasons identified above. We continue to believe that 10 – 15% is our sustainable gross margin range, although some quarterly fluctuations outside of this range will occur.

Research and Development. Research and development expenses increased to $638,000 for the three months ended June 30, 2008 from $570,000 for the three months ended June 30, 2007, an increase of 12%, but decreased as a percentage of net sales as a result of a rise in net sales of 61% as compared to the same period in the prior year. The increase is primarily due to our increasing focus on new technologies. Our research and development activities primarily focus on new flexible printed circuit process and materials technologies, as well as lens applications and low profile camera modules. We expect these expenses to grow on an absolute basis as we continue to focus on product development activities.

Sales and Marketing Expense. Sales representatives’ commissions and other sales related expense increased to $5.1 million for the three months ended June 30, 2008 from $3.3 million for the comparable period in the prior year, primarily as a result of higher commissions on the significantly increased quarterly sales and a higher average commission rate on new programs which resulted in $1.1 million of additional commission expense. Compensation and benefit expense increased $467,000 over the comparable period in the prior year. The increase in compensation and benefits was primarily due to headcount additions in our U.S. and China facilities in order to support our increased business volumes. In addition, customer support expenses increased by $103,000 due to the expansion of our international sales offices. Travel expenses also increased by $151,000. As a percentage of net sales, sales and marketing expense remained relatively unchanged as increased spending was offset by the leveraging against the higher sales volumes.

General and Administrative Expense. General and administrative expense increased to $7.6 million for the three months ended June 30, 2008 from $5.6 million for the comparable period in the prior year. An increase in compensation and benefit expense of $1.3 million, related to headcount additions, increased bonus expense on the improved financial performance, and stock compensation expense related to restricted stock unit grants, as well as increased IT related expenses of $207,000 and professional fees of $187,000 was offset by reduced legal fees of $440,000. As a percentage of net sales, general and administrative expenses remained constant at 5% for the three months ended June 30, 2008 as compared to the comparable period in the prior year. We anticipate that general and administrative expense for the fourth quarter of fiscal 2008 will increase as a result of the restructuring associated with our Aurora Optical subsidiary. See Note 9 “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Terminated Acquisition Costs. During the three months ended June 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the acquisition of MFS Technologies Pte. Ltd. (the “MFS Offer”). No similar charges were recorded during the current year.

Interest Income. Interest income remained relatively unchanged at $437,000 for the three months ended June 30, 2008 from $454,000 for the three months ended June 30, 2007 as the impact of higher cash balances available for investment was offset by reduced average interest rates.

Interest Expense. Interest expense decreased slightly to $33,000 for the three months ended June 30, 2008 from $40,000 for the three months ended June 30, 2007.

Other Income (Expense), Net. Other income (expense), net decreased to income of $48,000 for the three months ended June 30, 2008 from income of $457,000 for the comparable period in the prior year. The decrease is attributable primarily to increased foreign currency exchange losses during the three months ended June 30, 2008 versus the comparable period in the prior year. The decrease in gain on foreign exchange is due to the impact of the devaluation of the U.S. dollar against the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended June 30, 2008 was a provision of 14% versus a benefit of 42% for the comparable period in the prior year. The higher effective tax rate in the current year was mainly due to the improved pre-tax profit performance in the current fiscal year and the level of income generated in China, a lower tax jurisdiction. The prior year tax rate benefited from a discrete U.S. tax benefit of $3.0 million related to the write-off of deferred transaction costs as a result of the termination of the MFS Offer, the tax benefit of losses generated in the U.S., and income generated in China, a lower tax jurisdiction.

Comparison of the Nine Months Ended June 30, 2008 and 2007

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	83.9	90.4

Gross profit	16.1	9.6

Operating expenses:
Research and development	0.3	0.5
Sales and marketing	2.8	2.5
General and administrative	4.3	5.3
Terminated acquisition costs		2.3

Total operating expenses	7.4	10.6

Operating income (loss)	8.7	(1.0)

Interest income	0.2	0.3
Interest expense	0.0	0.0
Other income/(expense), net	(0.3)	0.2

Income (loss) before income taxes	8.6	(0.5)
(Provision for) benefit from income taxes	(2.2)	0.5

Net income	6.4%	0.0%

Net Sales. Net sales increased from $341.4 million for the nine months ended June 30, 2007 to $515.7 million for the nine months ended June 30, 2008. The increase of $174.3 million, or 51% was primarily attributable to an increase in net sales to the wireless sector of $171.4 million, or 55%, which accounted for approximately 94% and 91% of total net sales for the nine months ended June 30, 2008 and 2007, respectively. The increase in wireless net sales is largely due to the ramp up of new programs and unit volume shipment increases to three customers offset by declines in unit volume shipments to a fourth customer. Sales to our four largest customers represented 50%, 23%, 11% and 11% of total sales for the nine months ended June 30, 2008. These four customers together represented 95% and 92% of our total net sales in the nine months ended June 30, 2008 and 2007, respectively.

Net sales to the industrial sector, our second largest sector, decreased 19% or $3.7 million, to $15.4 million for the nine months ended June 30, 2008, versus $19.1 million in the comparable period in the prior year. The decrease in the industrial sector is primarily attributable to volume decreases. Net sales to the computer/data storage sector remained relatively unchanged at $6.4 million for the nine months ended June 30, 2008 and 2007. Net sales to the medical sector increased by 44% to $4.8 million for the nine months ended June 30, 2008 versus the comparable period in the prior year. Net sales to the consumer products sector increased, to $3.3 million for the nine months ended June 30, 2008, versus $0.2 million in the comparable period in the prior year. The increase in the consumer products sector is primarily attributable to a new program for one of our largest customers.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 84% for the nine months ended June 30, 2008 versus 90% for the comparable period in the prior year. The decrease in cost of sales of 6% as a percentage of net sales was driven by several factors. The main driver, a reduction of 7%, related to significant increases in customer sales volumes with higher margins due to product mix changes. The favorable leveraging of fixed overhead expenses on the higher net sales contributed a further reduction of approximately 2%. These improvements were offset by the impact of increased labor costs, price reductions and inefficiency impacts of approximately 3%.

Gross profit increased to $82.9 million for the nine months ended June 30, 2008 versus $32.6 million in the comparable period in the prior year, an increase of 154%. As a percentage of net sales, gross profit increased to 16% for the nine months ended June 30, 2008 from 10% in the comparable period in the prior year for the reasons identified above.

Research and Development Expense. Research and development expense declined by $0.1 million to $1.7 million for the nine months ended June 30, 2008 from $1.8 million in the comparable period in the prior year, a decrease of 4%. The decrease was primarily due to a decrease in professional fees and materials purchases related to several projects. Our research and development activities primarily focus on new flexible printed circuit process and materials technologies, as well as, lens applications and low profile camera modules.

Sales and Marketing Expense. Sales and marketing expense increased by $5.9 million to $14.2 million for the nine months ended June 30, 2008 from $8.3 million for the comparable period in the prior year, an increase of 71%. The increase is primarily due to a $3.6 million increase in commission expense related to the significantly higher net sales volume and a higher average commission rate, a $1.5 million increase in compensation and benefits due to increased headcount and higher bonus and stock compensation expense, a $481,000 increase in customer support expenses related to the expansion of our international sales offices, and increased travel of $371,000. As a percentage of net sales, sales and marketing expenses increased to 3% of net sales for the nine months ended June 30, 2008 from 2% for the comparable period in the prior year.

General and Administrative Expense. General and administrative expense increased by $4.2 million to $22.2 million for the nine months ended June 30, 2008 from $18.0 million for the comparable period in the prior year, an increase of 23%. The increase was primarily due to increased compensation and benefits costs of $3.2 million comprised primarily of $1.2 million due to headcount additions and wage increases, $1.7 million higher bonus expense on the increased net income, $286,000 of increased stock compensation expense related to restricted stock unit grants, $1.5 million increase in professional fees for various strategic and information technology related projects, increased IT related expenses of $357,000, increased depreciation expense of $399,000 and $900,000 increase in provision for doubtful accounts, which consisted of an increase in the current year of $430,000 and the recovery of a bad debt of $500,000 in the prior year comparable quarter. This was offset by a $2.0 million decrease in legal fees related to the termination of the MFS Offer in the prior year. As a percentage of net sales, general and administrative expenses decreased to 4% of net sales for the nine months ended June 30, 2008 from 5% for the comparable period in the prior year, attributable to the favorable leveraging impact on our operating expenses from the increased net sales.

Terminated Acquisition Costs. During the nine months ended June 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the MFS Offer. No similar charges were recorded during the comparable period in the current year.

Interest Income. Interest income increased slightly to $1.3 million for the nine months ended June 30, 2008 from $1.2 million for the nine months ended June 30, 2007 as the impact of higher cash balances available for investment was offset by reduced average interest rates.

Interest Expense. Interest expense decreased to $103,000 for the nine months ended June 30, 2008 from $277,000 for the nine months ended June 30, 2007. The decrease is attributable to use of our line of credit in fiscal year 2007, which was paid off in the fourth quarter of fiscal year 2007.

Other Income (Expense), Net. Other income/(expense), net decreased to expense of $1.7 million for the nine months ended June 30, 2008 from income of $635,000 for the comparable period in the prior year. The change from net income to net expense was primarily attributable to a net increase on foreign currency exchange losses of $1.6 million experienced during the nine months ended June 30, 2008 versus the comparable period in the prior year and impairment of a cost investment of $450,000 during the nine months ended June 30, 2008. The increase in net losses from foreign exchange is due to the accelerated devaluation of the U.S. dollar versus the RMB and other foreign currencies and the timing of purchases and receipts made in U.S. dollars and recorded in RMB.

Income Taxes. The effective tax rate for the nine months ended June 30, 2008 was a provision of 26% versus a benefit of 100% for the comparable period of the prior year. The higher effective tax rate in the current year was mainly due to the improved pre-tax profit performance in the current fiscal year and the level of income generated in China, a lower tax jurisdiction. The prior year tax rate benefited from a discrete U.S. tax benefit of $3.0 million related to the write-off of deferred transaction costs as a result of the termination of the MFS Offer, the tax benefit of losses generated in the U.S., and income generated in China, a lower tax jurisdiction.

During the fourth quarter, we expect to continue our international restructuring efforts and transition various business functions to Singapore to better align these activities with our Asian operations. This restructuring is expected to result in a fourth quarter non-recurring tax charge of $6 to $8 million. In addition to enhanced operational efficiencies, this restructuring is expected to reduce our future effective tax rate, with partial benefits expected to begin as early as fiscal 2009.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. At June 30, 2008, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank and Bank of China. On March 31, 2008, we mutually terminated our credit facility with Norddeutsche Landesbank Girozentrale (“Nord”). Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

The Company’s subsidiaries in China are in final negotiations and expect to enter into credit line agreements with SPDB, providing for two borrowing facilities of RMB 75 million (equal to $10.97 million each at July 31, 2008). The credit lines will mature in July 2009 and for so long as the borrowing subsidiary has at least U.S. $3 million on deposit with SPDB, the interest rate will be LIBOR (4.478% at July 31, 2008), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the PBoC and if there is no such rule, as determined by SPDB.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth beyond the next twelve months; however, there can be no assurance that these funds will be sufficient and unexpected events may result in our need to raise additional capital.

During the nine months ended June 30, 2008, net income of $32.8 million, adjusted for depreciation and amortization, loss on equipment disposal, impairment of cost investment, stock-based compensation expense, deferred taxes and provision for doubtful accounts, generated $58.0 million of operating cash. This amount was increased by $4.2 million generated from working capital.

Changes in the principal components of working capital for the nine months ended June 30, 2008 were as follows:

•	Net accounts receivable increased 1% to $125.0 million at June 30, 2008 from $124.3 million at September 30, 2007.

•

Inventory balance decreased 32% to $43.0 million at June 30, 2008 from $63.4 million at September 30, 2007. The principal reason relates to the higher level of inventory balances available at September 30, 2007 to support the high volume production requirements experienced in our fiscal 2008 first quarter and decreases in raw materials, work-in-progress and finished goods levels related to improvement in throughput from numerous programs for several key customers during the nine months ended June 30, 2008.

•

Accounts payable balance decreased 24% to $85.4 million at June 30, 2008 from $111.9 million at September 30, 2007, as a result of the high level of purchases made in the quarter ended September 30, 2007 to support the high volume production requirements experienced in our fiscal 2008 first quarter.

•

Depreciation and amortization expense was $21.2 million for the nine months ended June 30, 2008 versus $14.4 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the nine months ended June 30, 2008 were as follows:

•

Net cash used in investing activities was $35.6 million for the nine months ended June 30, 2008. Capital expenditures included $27.4 million of capital equipment, and $2.6 million in deposits for fixed asset purchases, which were primarily related to MFC1 and MFC2 manufacturing capacity expansion. As of June 30, 2008 and September 30, 2007, we had outstanding purchase commitments primarily related to MFC2 capital projects which totaled $17.1 million and $8.5 million, respectively.

•

We invested $9.0 million in long-term investments in the nine months ended June 30, 2008. Purchases of investments and proceeds from sale of investments are attributable to auction rate securities, which are classified as available-for-sale. Refer to Note 2 for more details about our auction rate securities, which totaled $12.5 million as of June 30, 2008, net of a temporary impairment charge of $0.8 million recorded as a component of other comprehensive income included in stockholders’ equity.

•	Net cash provided by financing activities was $2.1 million for the nine months ended June 30, 2008, primarily attributable to proceeds received from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2008 and September 30, 2007, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank and Bank of China. On March 31, 2008, we mutually terminated our credit facility with Nord. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

We derive a substantial portion of our sales outside the United States. Approximately $444 million, or 96%, of total shipments to these foreign manufacturers for fiscal 2007 were made in U.S. dollars. The balance of our net sales is denominated in Chinese Renminbi, or RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 7.7 RMB and 7.1 RMB per U.S. dollar for the fiscal year ended September 30, 2007 and the nine months ended June 30, 2008, respectively. Transactions in RMB represent approximately 4% and 3%, respectively of total net sales from foreign customers for the fiscal year ended September 30, 2007 and the nine months ended June 30, 2008. In July 2005, the People’s Bank of China, or PBOC, terminated the fixed exchange rate between the RMB and the U.S. dollar, adjusted the exchange rate from 8.3 to 8.1 and established a 0.3% maximum daily appreciation limit against the U.S. dollar. However, during the third quarter of fiscal 2007, the PBOC increased the rate at which the RMB/U.S. dollar exchange can fluctuate, which resulted in a greater RMB appreciation. We expect the RMB appreciation against the U.S. dollar to continue to increase, and possibly accelerate further in the future, which will result in an increase in the cost of our business expenses in China due to the movement of the exchange rates. Therefore, we are vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. As of June 30, 2008, the fair value of our auction rate securities of $12.5 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, resulting in a temporary impairment charge of $821,000 recorded as a component of other comprehensive income included in stockholders’ equity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the past several years, a substantial portion of our net sales has been derived from products that have been incorporated into products that are manufactured by or on behalf of a limited number of key customers, which currently includes Apple Inc., Motorola, Inc., Research in Motion and Sony Ericsson. For example, in the third quarter of fiscal year 2008, approximately 94% of our net sales were to these four customers, with sales to all four of these customers each exceeding 10% of our net sales in the quarter. In addition, 91% of our net sales were to these four customers in fiscal year 2007, with net sales to one of these customers comprising 57%, 82% and 81% of our net sales in fiscal years 2007, 2006 and 2005, respectively.

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

For the three months ended June 30, 2008 and 2007, 93% and 91%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry. In general, the wireless industry is subject to economic cycles and has experienced in the past, and is likely to experience in the future, periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize the industry as a whole. The wireless industry also generally is subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in the wireless market or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

WBL Corporation beneficially owns 59% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation beneficially owns 59% of our outstanding common stock. As a result of WBL Corporation’s ownership interest and its influence over the composition of our board of directors, WBL Corporation has influence over our management, operations and potential significant corporate actions. For example, so long as WBL Corporation continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL Corporation effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL Corporation’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock. As defined in this stockholders agreement, WBL Corporation is deemed to effectively own approximately 55% of our current outstanding stock. Given that WBL Corporation has the ability to block any proposed issuance of shares that would reduce its effective ownership to less than a majority of our common stock, measured on an effective ownership basis, WBL Corporation could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock.

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

We believe that our success is highly dependent on our current executive officers and management team. We do not have an employment contract with Reza Meshgin, our president and chief executive officers, or any of other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

We deal with a limited number of large customers who are able to exert significant pressure on us, both in terms of pricing and contract terms. We enter into price reduction negotiations with these customers on a periodic basis, typically annually, semi-annually or quarterly. We also renegotiate the terms of our contracts, which specify, among other items, quality requirements, liability and indemnification thresholds and payment terms, with many of our customers on an annual or semi-annual basis. Due to increased competition, customers from time to time exert significant pricing pressure on us, which negatively affects our profitability. We may lose our market share if we do not participate in such negotiations; furthermore, changes in contract terms, including price reduction activities, may result in lower margins for us and the extension of payment terms for our customers, which could negatively affect our cash flow. Our selling prices are also affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products and our products’ life cycles. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

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

At times, there are worldwide shortages of the components and raw materials used in the fabrication of flexible printed circuits and imaging solutions. Our customers require that we use components that have been pre-qualified by them, which further limits the supply of components available to us and frequently results in our need to seek components from a limited number of suppliers. In addition, suppliers of certain of our components may consider us too small of a customer to sell to directly, which could require us to buy through distributors, which could increase the cost of such components. Price increases for flex materials we use to produce our products may also be negatively impacted by the increase in oil prices. We generally do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on short-term supply contracts with third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. Our operations would be negatively impacted if we were unable to receive raw materials or components on a timely or cost-effective basis. In addition, our operations and gross margins may be negatively impacted if materials or components do not meet our or our customers’ specifications, even if our customer had specified from whom we must purchase such materials or components.

Given the rapid increase in demand for flexible printed circuits and imaging solutions, a worldwide shortage for these materials may exist from time to time. In the past, a similar shortage for flexible printed circuit materials required that we qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006 we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods, and we may not be successful in managing any shortage of raw materials or components that we may experience, which would decrease our net sales. During the three months ended June 30, 2008, we purchased substantially all materials used to make flexible printed circuits from a limited number of vendors.

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

•

foreign currency exchange rate fluctuations that render our prices uncompetitive or increase our cost of doing business, specifically the Chinese RMB, which has consistently appreciated against the U.S. dollar since the fourth quarter of our fiscal year 2005. During the third quarter of fiscal 2007, the People’s Bank of China increased the rate at which the RMB/U.S. dollar exchange can fluctuate, which resulted in greater RMB appreciation during the current quarter. We expect the RMB appreciation against the U.S. dollar to continue to increase in the future, which will result in the increase in the cost of our business in China due to the movement in the exchange rates;

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

•

unforeseen changes in regulatory requirements, including without limitation, safety, labor, health or occupational welfare regulations, which could require us to change the manner in which we do business or increase the costs of our doing business. For example, in October 2007, the minimum wage in Suzhou, China was increased from a monthly wage of RMB 750 to RMB 850 with only two weeks’ notice to employers and we expect an increase in the minimum wage this October as well, again with minimal or no notice;

•

new labor contract laws in China, which became effective in January 2008, which make it costly to terminate any employee whose term of employment with us has been renewed three times (most of our employees in China work under an employment contract with a term varying from one to three years). Once we renew the employee’s contract for the third time, if we thereafter desire not to renew such employee’s contract, we must pay the employee one month’s salary for every year of service, unless the termination is for cause;

•

potential increases in real estate-related costs and potential disruption of our business, including the loss of use of capital expenditures we may have made to our facilities if any of our landlords cancel any of our leases. For example, for certain of our facilities in China, our landlord has the right to cancel the lease(s) on as little as four to nine months’ notice. If it were to exercise such right, we would be required to locate new space on relatively short notice, could be required to fund capital expenditures for any such new space, and could lose the benefit of capital expenditures (that may be in the millions of dollars) that we have made to such facilities;

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

In addition, we cannot be sure of the disruption that may be caused to manufacturing in China as a result of the 2008 Summer Olympics being held in Beijing. The Chinese government has announced various policies which seek to minimize pollution or which may otherwise affect day-to-day business operations during the Beijing Olympics to be held during August 2008. Although to date these policies do not appear to adversely affect our business, certain of our suppliers or customers may be affected by these policies, which could adversely impact our production or sales. In addition, the presence of a large number of foreign visitors in China may disrupt the conduct of business in China and the ability to timely and efficiently ship goods out of China. Any of these factors could harm our international sales and operations significantly.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China, or if there is a natural disaster or other catastrophic event in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. In January 2008, we experienced a lack of electricity on at least one occasion at our China facilities, and we could continue to experience insufficient power supplies in China in the foreseeable future. In particular, we have received notice that there may be power interruptions throughout China during the Summer Olympic Games in Beijing, China. Although we have purchased several generators for certain of our facilities in China, we do not have generators at all of our China locations and cannot be assured that the generators we do have will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost and availability of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our manufacturing costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

We recorded an unrealized temporary impairment charge against stockholders’ equity during the quarters ended March 31, 2008 and June 30, 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in the future.

Our investments consist of auction rate obligation securities issued by state agencies, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (every twenty-eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interest at par. As a result of current negative conditions in the global credit markets, during our third quarter of fiscal 2008, auctions for investment in these securities, including the auction rate securities we hold, continued to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and we determined to reclassify these investments as long-term investments instead of short-term investments during the second quarter. Our long-term investments at June 30, 2008 represented $12.5 million of auction rate securities net of a temporary impairment charge of $0.8 million against other comprehensive income component of stockholders’ equity.

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

We are subject to the risk of increased income tax rates and other taxes.

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

We are implementing a corporate reorganization designed to maximize the use of our intangible property and streamline our operations to be more closely aligned with our Asian operations. As a result of this reorganization, we expect to incur expenses, including a one-time tax expense of between $6-$8 million, but expect to be able to obtain favorable tax treatment in future years. There is no assurance that any such benefits may be realized.

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

Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data for materials used in our manufacturing processes. We reserved $137,000 and $135,000 of restricted cash for the quarter ended June 30, 2008 and the fiscal year ended September 30, 2007, respectively, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities.

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

The trading price of our common stock could fluctuate, and has fluctuated, due to the factors discussed in this report and elsewhere in our SEC filings. For example, during the 12 months ended July 30, 2008, our stock traded between $29.21 and $9.70 per share. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 25 million shares of common stock outstanding, approximately 14.8 million of those shares are held by a few investors. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of June 30, 2008, we had approximately 25 million shares of common stock outstanding and 1.2 million shares subject to unexercised options that are fully vested. All of these shares are eligible for resale, subject to certain volume limitations. To the extent any major stockholder sells its shares into the market, the market price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(4)	Form of Restricted Stock Unit Agreement

10.33(6)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.38(7)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(8)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(8)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 5, 2008	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company

3.4(2)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents

10.2(1)	1994 Stock Plan of the Company, as amended

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated

10.4(1)	Corporate Services Agreement dated as of June 4, 2004 by and between the Company and Wearnes Brothers Services (Private) Limited

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited

10.21(4)	Form of Restricted Stock Unit Agreement

10.33(6)	Corporate Supply Agreement between Multi-Fineline Electronix, Inc. and Motorola, Inc. dated October 1, 2006

10.38(7)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006

10.39(8)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

10.40(8)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Suzhou Wuzhong Sub-branch dated January 24, 2008

31.1	Section 302 Certification by the Company’s chief executive officer

31.2	Section 302 Certification by the Company’s principal financial officer

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer

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