Form 10-Q
period 2008-12-31
MULTI FINELINE ELECTRONIX INC
filed 2009-02-09
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2009 was 25,035,086.

Multi-Fineline Electronix, Inc.

Index

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$71,498	$62,090
Restricted cash	60	1
Accounts receivable, net of allowances of $1,287 and $1,520	149,284	162,419
Inventories	44,958	59,774
Deferred taxes	6,571	6,571
Income tax receivable	1,114	3,445
Assets held for sale	3,527	—
Other current assets	2,541	2,983

Total current assets	279,553	297,283
Property, plant and equipment, net	153,659	160,217
Land use right	2,943	—
Long-term investments	11,084	12,138
Restricted cash	203	203
Deferred taxes	5,089	4,964
Goodwill	7,868	3,629
Intangible assets, net of amortization	6,738	—
Other assets	7,848	9,176

Total assets	$474,985	$487,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$97,118	$128,642
Accrued liabilities	22,955	22,938
Due to affiliates	833	3,138
Other current liabilities	3,557	8,665

Total current liabilities	124,463	163,383
Notes payable	10,415	—
Other long-term liabilities	15,238	13,909

Total liabilities	150,116	177,292

Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,155,472 and 25,011,649 shares issued and outstanding	2	2
Additional paid-in capital	116,972	116,100
Retained earnings	186,862	172,770
Accumulated other comprehensive income	21,033	21,446

Total stockholders’ equity	324,869	310,318

Total liabilities and stockholders’ equity	$474,985	$487,610

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2008	2007
Net sales	$216,630	$184,152
Cost of sales	183,557	153,366

Gross profit	33,073	30,786

Operating expenses
Research and development	1,171	493
Sales and marketing	5,335	4,617
General and administrative	7,019	6,777
Restructuring costs	311	—

Total operating expenses	13,836	11,887

Operating income	19,237	18,899
Other income/expense
Interest income	386	359
Interest expense	(18)	(59)
Other (expense) income, net	(1,482)	349

Income before income taxes	18,123	19,548
Provision for income taxes	(4,032)	(5,962)

Net income	$14,091	$13,586

Net income per share
Basic	$0.56	$0.55
Diluted	$0.56	$0.54
Shares used in computing net income per share
Basic	25,066,968	24,654,297
Diluted	25,290,875	25,248,598

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$14,091	$13,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,732	6,305
Provision for doubtful accounts	(233)	449
Stock-based compensation expense	710	637
Impairment of long term investments	1,054	—
Restructuring costs	311	—
Loss on disposal of equipment	72	98
Deferred taxes	(124)	(48)
Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	13,022	(10,694)
Inventories	15,400	8,542
Due to/from affiliates, net	(1,870)	29
Other current assets	(610)	84
Other assets	1.858	312
Accounts payable	(31,647)	(15,172)
Accrued liabilities	(92)	2,870
Income taxes payable	(2,781)	4,929
Other current liabilities	(8)	(11)
Other long-term liabilities	1,345	285

Net cash provided by operating activities	20,230	12,201

Cash flows from investing activities
Purchase of short term investments	—	(3,000)
Cash paid for property and equipment	(5,841)	(4,339)
Purchases of software	(441)	(18)
Purchase of land use right	(2,943)	—
Deposits on property and equipment	(816)	(1,808)
Proceeds from sale of equipment	15	551
Increase in restricted cash	(59)	(46)
Acquisition of subsidiary, net of cash acquired	(872)	—

Net cash used in investing activities	(10,957)	(8,660)

Cash flows from financing activities
Proceeds from exercise of stock options	164	468
Income tax (charge) benefit related to stock option exercise	—	13

Net cash provided by financing activities	164	481

Effect of exchange rate changes on cash	(29)	115

Net increase in cash	9,408	4,137
Cash and cash equivalents at beginning of period	62,090	27,955

Cash and cash equivalents at end of period	$71,498	$32,092

Non cash transactions:
Issuance of notes payable connected with acquisition	$10,399	$—

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 59% of the Company’s outstanding common stock as of December 31 and September 30, 2008, allowing Wearnes to exercise operating control over the Company.

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”), and MFLEX Chengdu Co., Ltd.; one located in the Cayman Islands: M-Flex Cayman Islands Inc.; one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd.; one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: Pelikon Limited (“Pelikon”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Investments

The Company’s long-term investments represent auction rate securities in debt obligations, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In fiscal 2008, the Company began experiencing failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength of the bond issuer. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity. The Company has historically classified these securities as short-term investments. However, based on the lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008, the Company re-classified these investments as long-term assets. As of December 31, 2008, the fair value of these securities of $11,084 was determined using a model that calculates the present value of the expected future cash flows from the securities and other indications of value, using the factors previously described.

The Company reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP Statement on Financial Accounting Standard (“SFAS”) 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments, to determine the classification of the impairment as “temporary” or “other-than-temporary.” The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions and the assessment of the credit quality of the underlying collateral. The Company analyzes changes and

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

trends in the financial and credit markets and specific factors that impact student loan based auction rate securities on an on-going basis. Most notably the rates on 90 day treasuries fell sharply due to the high market interest in these securities as being a “safe” investment. The interest rate caps on many of the student loan issues are structured such that the spread of 120 basis points added to the 90 day treasury rate makes the current yield on these issues extremely low, thereby making them unattractive compared to most other alternative debt issues available in the marketplace. Due to these changing circumstances, during the year ended September 30, 2008, the Company determined that the impairment of its investments was of an other-than-temporary nature. During the three months ended December 31, 2008 and 2007, the Company recorded impairment charges of $1,054 and $0, respectively.

Inventories

Inventories are comprised of the following:

	December 31, 2008	September 30, 2008
Raw materials and supplies	$17,288	$21,503
Work-in-progress	17,778	24,729
Finished goods	9,892	13,542

	$44,958	$59,774

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	December 31, 2008	September 30, 2008
Land	$3,730	$4,054
Building	32,913	37,530
Machinery and equipment	191,997	192,188
Furniture and fixtures	1,821	1,750
Leasehold improvements	17,868	16,552

	248,329	252,074
Accumulated depreciation	(94,670)	(91,857)

	$153,659	$160,217

Depreciation expense for the three months ended December 31, 2008 and 2007 was $9,497 and $6,190, respectively.

Included in other assets as of December 31, 2008 and September 30, 2008 is capitalized purchased software and internally developed software costs. Amortization of software costs for the three months ended December 31, 2008 and 2007 was $173 and $115, respectively. Amortization of intangible assets for the three months ended December 31, 2008 and 2007 were $62 and $0 respectively.

Goodwill and long-lived intangible assets

The Company considers this to be one of the critical accounting estimates used in the preparation of its financial statements, and believes the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in the Company’s analysis, the resulting change could have a material adverse impact on the Company’s consolidated results of operations and statement of position. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, the Company typically utilizes valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

quarter ended December 31, 2008, the Company’s stock price, along with that of its competitors and the stock market in general, declined, resulting in the Company’s market capitalization falling below its book value. The Company considers this decline temporary and based on general economic conditions, and not based on any events or conditions specific to the Company. As such, the Company determined that no goodwill impairment was required. However, the Company will consider goodwill impairment in the future if the Company’s stock price falls again, an action which could have a material impact on the Company’s results of operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicates that the carrying amount of an asset may not be fully recoverable. During the quarter ended December 31, 2008, the market value of the Company, as determined by its publicly traded share price, fell below the carrying value of its assets. Due to this event the Company undertook a review to determine whether a further impairment test should be performed. As part of this review, the Company considered a number of factors including the length and severity of the decline in stock price and the underlying reasons. In addition, other factors such as the current operating performance of the Company, cash flow position and business outlook were considered. Based on its review, the Company determined that the decline in fair value had only recently occurred, was heavily influenced by outside factors impacting the overall financial markets and its operating performance and business outlook were favorable. Therefore no impairment of long-lived assets was considered to have occurred.

Warranty

The Company warrants its products from two to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in product warranty accrual for the three months ended December 31, 2008 and 2007 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31,
2008	$2,601	$(576)	$1,156	$3,181
2007	$1,673	$(2,255)	$2,110	$1,528

Comprehensive Income

Comprehensive income or loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three months ended December 31, 2008 and 2007 was comprised entirely of the Company’s foreign currency translation adjustment and is summarized in the following table:

	Three months ended December 31,
	2008	2007
Net Income	$14,091	$13,586
Other comprehensive income:	—	—
Translation adjustment	(413)	3,319

Total other comprehensive income	(413)	3,319

Total comprehensive income	$13,678	$16,905

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency or U.S. Dollars. Foreign currency balances are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for statement of operation amounts. Currency translation adjustments are recorded in other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the three months ended December 31, 2008 and 2007, foreign exchange transaction gains and losses were included in other expenses and were a net loss of $597 and a net gain of $176, respectively.

Net Income Per Share-Basic and Diluted

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities is determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended December 31,
	2008	2007
Basic weighted-average number of common shares outstanding	25,066,968	24,654,297
Dilutive effect of outstanding stock options and restricted stock units	223,907	594,301

Diluted weighted-average number of common and potential common shares outstanding	25,290,875	25,248,598

Potential weighted-average common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	443,587	195,782

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business; the outcome of which the Company’s management currently believes will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2008 and September 30, 2008, the Company had outstanding purchase commitments primarily related to capital equipment projects which totaled $4,781 and $9,203, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2008 and for the year ended September 30, 2008 are equal to $8,106.

On December 5, 2008, the Company’s board of directors (“Board”) approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represents nine percent of the Company’s common stock outstanding as of November 30, 2008, as reported on the Company’s most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of October 1, 2008, and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the Company. SFAS 141R will have an impact on the Company’s accounting for business combinations completed after October 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 for the Company, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have an impact on its consolidated financial statements.

Significant Concentrations

Net sales to the Company’s four largest original equipment manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, are presented below:

	Three Months Ended December 31,
	2008	2007
OEM A	9%	31%
OEM B	20%	42%
OEM C	34%	14%
OEM D	33%	9%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In the three months ended December 31, 2008 and 2007, 69% and 94% of net sales were derived from sales to companies that provide products or services to the wireless industry. In the three months ended December 31, 2008 and 2007, 27% and 1% of net sales were derived from sales to companies in the consumer products industry. Both industries have been subject to economic cycles and have experienced periods of slowdown in the past.

3. Acquisition of Pelikon

On December 10, 2008, the Company completed the acquisition of Pelikon Limited (“Pelikon”), a privately held technology company focused on the development of printed segmented electroluminescent displays and keypads principally for cell phones, but with potential future application to other electronic devices. The initial consideration of $10,399 included $5,542 in unsecured promissory notes payable to all former shareholders (the “Sellers”) of Pelikon (the “Sellers Promissory Notes”) and $4,857 in unsecured promissory notes payable to certain unsecured debt holders of Pelikon (the “Lender Promissory Notes”). The Sellers Promissory Notes and Lender Promissory Notes accrue interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest thereon is due and payable on December 10, 2010. The Sellers Promissory Notes are subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Share Purchase Agreement between the parties (the “Agreement”).

In addition to the initial consideration, the Sellers may receive contingent consideration (the “Contingent Consideration”) based on the net amount of sales for certain products, during calendar years 2009 and 2010 (each calendar year, an “Earn-Out Period”), conditional upon certain sales levels being achieved during the applicable calendar year (each, an “Earn-Out Target”). Any Contingent Consideration paid shall not exceed $2,190 in 2009 and $7,236 in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods, as applicable. Any Contingent Consideration payable is subject to reduction, on a dollar for dollar basis, in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Agreement and the aggregate principal amount and accrued interest under the Sellers Promissory Notes is not sufficient to cover such damages.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the initial consideration at the date of acquisition. Should Contingent Consideration be paid under the terms of the Agreement, such payments will be recorded as an increase in goodwill.

The total purchase price of Pelikon was as follows:

Fair value of notes issued to Selling Shareholders	$5,542
Fair value of notes issued to Lenders	4,857
Direct transaction fees and expenses	892
Cash acquired	(20)

Total purchase price	$11,271

The above purchase price has been allocated based on the fair value of assets acquired and liabilities assumed and was allocated as follows:

Inventories	$128
Current assets	136
Property, plant and equipment	494
Intangible assets	6,800
Goodwill	4,239
Accounts payable	(336)
Current liabilities	(190)

Net assets acquired	$11,271

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In connection with the acquisition of Pelikon, the Company recorded $6,800 of identifiable intangible assets related to Pelikon’s intellectual property. Such intellectual property was assigned a straight-line amortization period of five years, which approximates amortization via the economic consumption method. No in–process research and development assets were purchased or written-off as part of this acquisition. The acquisition of Pelikon was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

Pelikon’s results of operations for the period December 10, 2008 through December 31, 2008, are included in the combined operating results of the Company.

4. Related party transactions

During the three months ended December 31, 2008 and 2007, the Company recognized revenue and recorded purchases from and made other payments to the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS; and (c) Wearnes Electronics Malaysia Sdn. Bhd. (“WEM”). As discussed in Note 1, Wearnes owns 59% and 60% of the Company’s common stock as of September 30, 2008 and 2007, respectively. MFS is an indirect subsidiary of Wearnes.

During the three months ended December 31, 2008 and 2007, the Company purchased $2,503 and $0, respectively, from MFS and sold $88 and $113 respectively, to MFS Technologies (Hunan) Co. Ltd.

Net amounts due from/to affiliated companies comprise the following:

	December 31, 2008	September 30, 2008
Due from affiliates
MFS Technologies (Hunan) Co. Ltd.	$77	$1,130

	$77	$1,130

	December 31, 2008	September 30, 2008
Due to affiliates
MFS	$833	$3,138

	$833	$3,138

5. Goodwill and intangible assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. Goodwill allocated to the Company’s business segments as of December 31, 2008, and changes in the carrying amount of goodwill for the three months ended December 31, 2008, were as follows:

(in thousands)	Balance at September 30, 2008	Pelikon Acquisition	Balance at December 31, 2008
Goodwill	$3,629	$4,239	$7,868

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Intangible Assets

The Company’s intangible assets as of September 30, 2008, and December 31, 2008, were as follows:

(in thousands)	Balance at September 30, 2008	Intellectual Property Acquired	Accumulated Amortization (1)	Balance at December 31, 2008
Intangible Assets	$—	$6,800	$(62)	$6,738

(1)	Amortization for December 10, 2008 thru December 31, 2008.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of December 31, 2008, over the estimated useful life of five years is as follows:

Fiscal Years	(in thousands)
2009 (remaining 9 months)	$1,022
2010	1,360
2011	1,360
2012	1,360
2013	1,360
Thereafter	276

Total	$6,738

6. Long term debt

On December 10, 2008 and in connection with the acquisition of Pelikon, the Company issued the Sellers Promissory Notes totaling $5,542 and the Lender Promissory Notes totaling $4,857. The Sellers Promissory Notes and Lender Promissory Notes accrue interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest is due and payable on December 9, 2010. The Sellers Promissory Notes are subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Agreement.

Long-term debt consists of (in thousands):	December 31, 2008
Sellers Promissory Notes payable for the purchase of 100% of the equity interest in Pelikon	$5,542
Lender Promissory Notes payable to debt holders of Pelikon, plus accrued interest	4,873

Total Long-Term Debt	$10,415
Less: Current Portion	—

Long-Term Debt net of Current Portion	$10,415

Notes payable has been recorded at acquisition cost. In determining the fair value of notes payable, management has considered such factors as nonperformance risk and credit risk and believes the fair value of notes payable approximates the carrying amount as of December 31, 2008 due to the short time period the notes have been issued.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

7. Lines of credit

In January 2008, the Company’s subsidiaries in China entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate of 200,000 RMB ($29,263 at December 31, 2008). The lines of credit matured in January 2009 and bore interest at LIBOR (1.425% at December 31, 2008). The credit facilities contained covenants restricting the pledging of assets. As of December 31, 2008 and September 30, 2008, the Company had no borrowings outstanding under these, or their predecessor lines of credit.

In July 2008, the Company’s subsidiaries in China entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,974 each at December 31, 2008). The lines of credit will mature in July 2009 and pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate under the applicable credit line will be LIBOR (1.425% at December 31, 2008), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the People’s Bank of China (“PBOC”) and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of specified events. These specified events include: (i) a significant adjustment in a country’s currency policy; (ii) significant change in MFC1 or MFC2’s financial position, business environment or marketplace or that of the Company as guarantor; (iii) MFC 1 or MFC2 undergo a significant organizational change such as merger, termination, or divestiture; (iv) MFC1 or MFC2 do not use the facility according to the agreed terms or violate the terms of the facility; (v) there is damage or loss to pledged assets or hidden assets, withdrawn funds; (vi) MFC1 or MFC2 fail to meet its debt obligations; and (vii) other occasions or situations where in the analysis of SPDB, situations would lead to the reduction of MFC1 or MFC2’s debt re-payment ability. As of December 31, 2008 and September 30, 2008, the Company had no borrowings outstanding under these lines of credit.

A summary of the lines of credit follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2008	September 30, 2008	December 31, 2008	September 30, 2008
Lines of credit (BC)	$29,263	$29,333	$—	$—
Lines of credit (SPDB)	21,948	22,000	—	—

	$51,211	$51,333	$—	$—

8. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China Singapore and Other (includes Malaysia and United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Total asset and net sales amounts include intra-company balances and/or transactions which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2008	2007
Net sales
United States	$138,496	$176,006
Singapore	72,945	—
Other	3	—
China	150,557	131,554
Eliminations	(145,371)	(123,408)

Total	$216,630	$184,152

Operating income
United States	$(327)	$6,772
Singapore	7,277	—
Other	(808)	—
China	13,019	11,614
Eliminations	76	513

Total	$19,237	$18,899

Depreciation and amortization
United States	$713	$731
Singapore	5	—
Other	145	—
China	8,869	5,574

Total	$9,732	$6,305

Capital expenditures
United States	$1,973	$480
Singapore	7	—
Other	990	—
China	5,815	5,667

Total	$8,785	$6,147

	December 31, 2008	September 30, 2008
Total assets
United States	$323,121	$382,229
Singapore	125,100	59,999
Other	13,107	—
China	191,791	204,250
Eliminations	(178,134)	(158,868)

Total	$474,985	$487,610

Long-lived assets
United States	17,577	20,422
Singapore	87	85
Other	1,502	—
China	137,639	139,913

Total	$156,805	$160,420

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

9. Equity incentive plans

Stock Options

Stock option activity for the three months ended December 31, 2008 under the Company’s 1994 Stock Plan and 2004 Plan Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	1,155,412	$8.66
Exercised	(70,253)	2.33
Forfeited	(3,753)	16.80

Options outstanding at December 31, 2008	1,081,406	$9.04

Exercisable at December 31, 2008	1,075,087	$8.94

Vested and expected to vest at December 31, 2008	1,080,967	$9.04

The intrinsic value of options exercised during the three months ended December 31, 2008 and 2007, was $516 and $1,256, respectively. During the three months ended December 31, 2008 and 2007, the Company recognized compensation expense of $39 and $240 respectively, related to stock options. Unearned compensation of $94 existed at December 31, 2008, related to non-vested stock options which will be recognized into expense over a weighted average period of 0.4 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

Outstanding					Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in Years)
$3.73—$4.00	345,155	0.6	$3.99	$2,656	345,155	$3.99	$2,656	0.6
$8.75	10,000	5.7	8.75	30	10,000	8.75	30	5.7
$10.00	606,004	5.5	10.00	1,024	606,004	10.00	1,024	5.5
$16.80—$18.08	75,247	6.4	17.44	—	68,928	17.41	—	6.4
$20.81	45,000	6.2	20.81	—	45,000	20.81	—	6.2

	1,081,406		$9.04	$3,710	1,075,087	$8.94	$3,710

Restricted Stock Units

During the three months ended December 31, 2008 and 2007, the Company made non-performance-based restricted stock unit (“RSU”) grants equal to 137,793 and 114,100, respectively, shares of the Company’s common stock under the 2004 Plan to certain employees, including executive officers, at no cost to the employee. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the vesting commencement date. No shares are delivered until the employee satisfies the vesting schedule. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $5,956 existed at December 31, 2008, related to non-vested RSUs which will be recognized into expense over a weighted average period of 2.2 years. During the three months ended December 31, 2008 and 2007, the Company recognized compensation expense of $646 and $397, respectively, related to RSUs. The Company currently anticipates making future grants of RSUs in lieu of stock options.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Performance-Based Restricted Stock Units

On June 11, 2008, the Company’s Board approved the grant of 22,000 performance-based RSUs to certain employees, including executive officers, under the 2004 Plan. These performance-based RSU’s vest and become fully exercisable subject to the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through March 31, 2011. In accordance with SFAS No. 123R, at the end of each reporting period, the Company evaluates the probability that the performance-based RSUs granted will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of the quarter ended December 31, 2008, the Company reviewed each of the underlying performance targets related to its outstanding performance based RSU grants and determined that it was not probable that 9,000 of the performance based RSU’s will vest.

RSU activity for the three months ended December 31, 2008 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2008	404,731	$20.87
Granted	137,793	10.64
Vested	(73,570)	20.22
Forfeited	(10,767)	29.60

Non-vested shares outstanding at December 31, 2008	458,187	$17.70

The Company realized a tax benefit of $251 and $284 for the three months ended December 31, 2008 and 2007, respectively.

The following table summarizes information about RSUs outstanding, as of December 31, 2008:

Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant-Date Fair Value
$10.44 – $19.88	375,734	9.3	$15.46
$20.04 – $25.84	59,893	9.2	22.97
$38.65	20,560	6.9	38.65
$64.50	2,000	7.2	64.50

	458,187	9.2	$17.70

Stock Appreciation Rights

On December 5, 2008, the Company’s Board approved defined dollar value stock appreciation rights to be settled in Company common stock (“SSARs”) of $2,225, for certain employees, including executive officers, under the 2004 Plan. These SSARs will be granted in four tranches (on December 5, 2008, and March 5, June 5 and September 4, 2009, subject to certain requirements being met – each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR will have a base appreciation amount that is equal to the closing price of a share of the Company’s common stock, on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs that will be received by each participant, on

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

each grant date, will be determined by dividing one-fourth of the defined dollar value set for each grantee by the closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

On exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Future compensation expense will be equal to the whole number of shares issued multiplied by the fair market value per share on the exercise date.

In accordance with SFAS No. 123R, SSARs are treated as equity awards. The Company measures the initial compensation element of the award at the time of grant and the expense is recognized over the service period (the vesting period). The fair value of SSAR awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

December 5, 2008
Weighted-average fair value of grants	$10.76
Risk-free interest rate	1.61%
Dividend yield	0.0%
Expected volatility	73.55%
Expected life in months	36

Based on the initial grant on December 5, 2008, the Company estimated the initial compensation expense at $256 to be recognized over the three year vesting period. During the three months ended December 31, 2008, the Company recognized compensation expense of $25. Unearned compensation expense for the quarter ended December 31, 2008, was $231, related to non-vested SSARs.

10. Income taxes

As of December 31, 2008, the liability for income taxes associated with uncertain tax positions increased to $14,084 from $12,900 at September 30, 2008. As of December 31, 2008 and September 30, 2008, these liabilities can be reduced by $6,776 and $6,710, respectively, of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $7,308 at December 31, 2008 and $6,190 at September 30, 2008, if recognized, would favorably affect the Company’s effective tax rate. Changes to interest during the quarter were immaterial. The Company expects a reduction of approximately $2,800 of unrecognized tax benefits within the next twelve months, primarily due to the expiration of statutes of limitation and audit settlement. The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of other changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax holidays and other tax incentives for its operations in China and Singapore. The Company has obtained two tax holidays for its second manufacturing facility in China, MFC2. The first tax holiday rate of 12.5% expired on December 31, 2008. Beginning on January 1, 2009, MFC2 will be subject to a tax holiday rate of 12.5% on approximately 39% of its profit and the statutory tax rate of 25% on approximately 61% of its profits. MFC2 will continue to enjoy its second tax holiday rate of 12.5% on approximately 39% of its profit until December 31, 2010. The Company has also obtained a tax incentive for its operations in Singapore, and MFLEX Singapore will be subject to taxes at a tax rate of 10% of its profits. However, these tax holidays and incentives may be challenged, modified or even eliminated by taxing authorities or changes in law.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

11. Restructuring and long-lived asset impairment

At the end of the fourth quarter of fiscal 2008, due to the closure of the Tucson, Arizona facility of Aurora Optical, the Company completed its long-lived asset impairment analysis and a restructuring cost analysis in accordance with the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

Long-Lived Asset Impairment

Based on the Company’s analysis of the net book value and fair market value of the Aurora Optical assets which were planned for sale, after deducting the net book value of assets being transferred to the Company’s Anaheim facility, the Company determined that the remaining assets of Aurora Optical were impaired, and recorded a pre-tax impairment charge of $2,000 as of September 30, 2008, including $1,300 related to buildings, $600 for machinery and equipment and $100 for other assets. There were no impairments to long-lived assets for the quarter ended December 31, 2008. During the three months ended December 31, 2008, $3,527 of land and building and manufacturing equipment was classified to assets held for sale.

Restructuring

Based on the Company’s analysis, a pre-tax restructuring charge composed of severance, relocation, and other costs related to the closure of Aurora Optical was estimated at $540, of which $180 was recorded in the fourth quarter of 2008, with the remainder of $360 expected to be recorded as incurred in the first quarter of fiscal 2009.

The $180 recorded in fiscal 2008 related to severance and outplacement charges had been accrued as of September 30, 2008. During the first quarter of fiscal 2009, adjustments were made to reduce the original restructuring estimate by $49. The following table reflects the movement activity of the restructuring reserve for the quarter ended December 31, 2008. There were no restructuring costs for the quarter ended December 31, 2007.

	Balance at September 30, 2008	Additions	Utilized	Balance at December 31, 2008
Restructuring Cost	$180	$311	$(293)	$198

12. Fair Value Measurements

On October 1, 2008, the Company adopted SFAS No. 157. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, Effective Date of SFAS 157 (“Staff Position 157-2”), the Company deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures available for sale auction rate securities (“ARS”) as long-term investments at fair value. The ARS had an aggregate fair value of $11.1 million at December 31, 2008, and $12.2 million at September 30, 2008. The fair value of these investments is determined using models that consider various assumptions including current market prices of the underlying securities, contractual terms of the underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors. Please refer to Note 2 for factors used in the fair value measurement of the Company’s investments.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Long term debt

Under the guidance of SFAS 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of its financial instruments, including debt instruments. The Company, as a result of the acquisition of Pelikon, issued promissory notes as consideration for the purchase of 100% of the equity shares of Pelikon. The Agreement established three pools of notes used as consideration: (1) Sellers Promissory Notes, (2) Lender Promissory Notes and (3) the Contingent Consideration Note. The Seller Promissory Notes and Lender Promissory Notes are due December 10, 2010 and accrue interest at six percent annually. The Contingent Consideration Note is binding on MFLEX Singapore (the maker of the note), is payable to the Sellers (former shareholders of Pelikon) only if Pelikon achieves unit sales/shipping targets specified in the Agreement, and is non-interest bearing. The fair value of the notes is estimated using projected future cash out flows based on the specific terms of each note pool, its own unobservable inputs that are not corroborated by market data, and is classified within Level 3 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

Item Asset/Liability (In Thousands)	Using Significant Other Observable Inputs (Level 2)
Long Term Investments	$11,084

13. Subsequent events

In January 2009, the Company entered into credit line agreements with BC, providing for two lines of credit in an aggregate amount of 200,000 RMB (equal to $29,239 at January 25, 2009). The lines of credit will mature in January 2010 and bear interest at a rate determined by the People’s Bank of China (Central Bank).

On December 5, 2008, the Company’s Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represents nine percent of the Company’s common stock outstanding as of November 30, 2008, as reported on the Company’s most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of January 31, 2009, the Company had repurchased a total of 120,386 shares for a total value of $1,994 pursuant to a 10b5-1 plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, consumer products, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Motorola, Inc. and Sony Ericsson Mobile Communications and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Tech Full, and Flextronics International Ltd.

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 26-28 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2008.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. We consider this to be one of the critical accounting estimates used in the preparation of its financial statements, and believe the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on our consolidated results of operations and statement of position. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the quarter ended December 31, 2008, our stock price, along with that of our competitors and the stock market in general, declined, resulting in our market capitalization falling below our book value. We consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to us. As such, we determined that no goodwill impairment was required. However, we will consider goodwill impairment in the future if our stock price falls again, an action which could have a material impact on our results of operations.

Comparison of the Three Months Ended December 31, 2008 and 2007

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	84.7	83.3

Gross profit	15.3	16.7

Operating expenses:
Research and development	0.5	0.3
Sales and marketing	2.5	2.5
General and administrative	3.3	3.7
Restructuring Expenses	0.1	0.0

Total operating expenses	6.4	6.5

Operating income	8.9	10.2
Interest income	0.2	0.2
Interest expense	0.0	0.0
Other income / (expense), net	(0.7)	0.2

Income before income taxes	8.4	10.6
Provision for income taxes	1.9	3.2

Net income	6.5%	7.4%

Net Sales. Net sales increased to $216.6 million for the three months ended December 31, 2008, from $184.1 million in the three months ended December 31, 2007. The increase of $32.5 million, or 18%, was primarily attributable to an increase in overall average unit prices resulting from added material content, and increased sales to the consumer products sector of $55.6 million, driven primarily by the ramp up in unit volume shipments to one of our key customers related to several programs that were started in fiscal 2008. This sector accounted for approximately 27% and 1% of total net sales for the three months ended December 31, 2008 and 2007, respectively, and is a result of our on-going efforts to diversify both our customers and market sectors.

Net sales to the wireless sector decreased to $149.5 million for the three months ended December 31, 2008, from $173.7 million in the three months ended December 31, 2007. The decrease of $24.2 million or 14% versus the comparable period of the prior year was primarily due to the end of life of a high volume program begun during the prior year for one customer and reduced unit volume shipments to another customer. Sales to the wireless sector comprised 69% and 94% of total net sales for the three months ended December 31, 2008 and 2007, respectively. Net sales to the industrial sector were $3.8 million for the three months ended December 31, 2008, a decrease of $1.0 million, or 20%, as compared to the comparable period in the prior year, primarily due to order volume decreases.

Sales to three customers exceeded 10% of total net sales, with two of such customers exceeding 25% during the three months ended December 31, 2008 and 2007.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85% for the three months ended December 31, 2008, versus 83% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales was driven by several factors. The main driver related to higher material content on new programs and increased labor and overhead spending on the higher business volumes. These increases were partially offset by cost reductions from improved manufacturing yields resulting from operational improvement initiatives and the benefit of operating at optimum capacity levels during the quarter.

Gross profit increased to $33.1 million for the three months ended December 31, 2008, versus $30.8 million in the comparable period in the prior year, an increase of 7% as a result of the leveraging impact on the higher net sales volume. As a percentage of net sales, gross profit decreased to 15% for the three months ended December 31, 2008, from 17% in the comparable period in the prior year.

Research and Development. Research and development expenses increased to $1.2 million for the three months ended December 31, 2008, from $493,000 in the comparable period in the prior year, an increase of 138%. The increase was primarily due to an increase in compensation and benefits expenses related to increased headcount and bonus accruals. Our research and development activities focus on new technologies, primarily those which are expected to provide for additional miniaturization and cost reduction of our products, and also allow us to further differentiate ourselves from our competition. We expect these expenses to continue to grow as we focus on expanding our product development activities.

Sales and Marketing Expense. Sales and marketing expenses increased by $718,000 to $5.4 million in the three months ended December 31, 2008, from $4.6 million in the comparable period in the prior year, an increase of 17%. As a percentage of net sales, sales and marketing expense was consistent with the comparable period of the prior year at 2.5%. The absolute dollar increase is primarily attributable to an $897,000 increase in compensation and benefit expense due to headcount, salary and bonus increases, offset by a $428,000 decrease in commission expense related to a lower average commission rates on new programs. As a percentage of net sales, we expect sales and marketing expenses to increase in our next fiscal quarter.

General and Administrative Expense. General and administrative expense increased to $7.0 million during the three months ended December 31, 2008, from $6.8 million for the comparable period in the prior year, an increase of $200,000 or 4%. As a percentage of net sales, general and administrative expense declined to 3.3% versus 3.7% for the comparable period of the prior year. The absolute dollar increase was primarily attributable to an increase in compensation and benefits expense of approximately $508,000 as a result of headcount and salary increases and increased stock compensation expense, offset by reductions in other expense categories. As a percentage of net sales, we expect our general and administrative expense to increase in our next fiscal quarter.

Restructuring Cost. During the three months ended December 31, 2008, we recorded a restructuring charge of $311,000 related to the restructuring of our wholly owned subsidiary, Aurora Optical in Tucson, Arizona. No charges were recorded during the comparable period of the prior fiscal year. Going forward, we believe that we can achieve approximately $2 to $3 million dollars per year in cost savings resulting from reduced compensation and benefit cost, reduced overhead and other operating expenses.

Interest Income. Interest income increased to $386,000 for the three months ended December 31, 2008, from $359,000 for the three months ended December 31, 2007. The increase is primarily attributable to an increase in the average amounts available for investment offset by a decline in interest rates.

Interest Expense. Interest expense decreased to $18,000 for the three months ended December 31, 2008, from $59,000 for the three months ended December 31, 2007.

Other Income (Expense), Net. Other income (expense), net changed to an expense of $1.5 million for the three months ended December 31, 2008, from income of $349,000 for the comparable period in the prior year. This change from income to expense is attributable primarily to $1.1 million recorded in the current period related to the impairment of our auction rate securities. During the three months ended December 31, 2007 there were no impairments of our auction rate securities. The remaining change is attributable to foreign exchange losses as a result of the weakening of the U.S. dollar against foreign currencies.

Income Taxes. The effective tax rate for the three months ended December 31, 2008, was 22% versus 31% for the comparable period in the prior year. The tax rate declined as a result of our international restructuring efforts and the migration of technology to further strengthen our Asian operations and enhance our operational efficiencies.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. Continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next 12 months. We also believe we will have sufficient capital to fund our operations without the need to derive cash from the sale of our auction rate securities; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity.

During the three months ended December 31, 2008, net income of $14.1 million, adjusted for depreciation and amortization, loss on equipment disposal, stock-based compensation expense, deferred taxes and provision for doubtful accounts, generated $25.6 million of operating cash. This amount was decreased by $5.4 million used to meet working capital requirements.

Changes in the principal components of working capital for the three months ended December 31, 2008 were as follows:

•

Net accounts receivable decreased eight percent to $149.3 million at December 31, 2008 from $162.4 million at September 30, 2008. The decrease in outstanding accounts receivable was primarily attributable to improved collections experience during the three months ended December 31, 2008.

•

Inventory decreased 25% to $45.0 million at December 31, 2008, from $59.8 million at September 30, 2008. The principal reason for the decrease relates to reduced inventory deliveries at the end of the quarter related to scheduled holidays, improvement in throughput for several high-volume programs for key customers and the implementation of just-in-time delivery arrangements with raw material vendors during the three months ended December 31, 2008.

•

Accounts payable decreased 25% to $97.1 million at December 31, 2008, from $128.6 million at September 30, 2008, as a result of vendor payments made for the increased purchases made in the prior quarter in support of first fiscal quarter shipment levels anticipated during the three months ended December 31, 2008, and reduced inventory deliveries at the end of the quarter.

•

Depreciation and amortization expense was $9.7 million for the three months ended December 31, 2008, versus $6.3 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the three months ended December 31, 2008, were as follows:

•

Net cash used in investing activities was $11.0 million for the three months ended December 31, 2008. Capital expenditures included $5.9 million of capital equipment, and $816,000 in deposits for fixed asset purchases, which were primarily related to manufacturing capacity expansion and research and development, $2.9 million for the purchase of land use rights in China, and $441,000 for purchased software. Cash used in investing activities also included $872,000 paid for the acquisition of Pelikon, net of cash received.

As of December 31, 2008, and September 30, 2008, we had outstanding purchase commitments related to expansion activities at various locations in Suzhou, China, and for research and development equipment-related purchases at our Anaheim, California facility which totaled $4.8 million and $9.2 million, respectively. In conjunction with the Company’s acquisition of Pelikon, additional Contingent Consideration may be paid based on the net amount of sales for certain products, during calendar years 2009 and 2010. Any Contingent Consideration paid shall not exceed $2,190 in 2009 and $7,236 in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods. During the month of January 2009, the Company repurchased a total of 120,386 shares for a total value of $2.0 million pursuant to a 10b5-1 plan.

•	Net cash provided by financing activities was $164,000 for the three months ended December 31, 2008, primarily attributable to proceeds from stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2008, no amounts were outstanding under our loan agreements with Shanghai Pudong Development Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $179 million, or 97%, of total shipments to these foreign manufacturers for the quarter ended December 31, 2008, were made in U.S. Dollars. The balance of our net sales is denominated in RMB. The exchange rate for the RMB to the U.S. Dollar has been an average of 6.8 RMB per U.S. Dollar for the quarter ended December 31, 2008. In July 2005, the People’s Bank of China (“PBOC”) terminated the fixed exchange rate between the RMB and the U.S. Dollar, adjusted the exchange rate from 8.3 to 8.1 and established a 0.3% maximum daily appreciation against the U.S. Dollar. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. Dollars, eliminating much of the need to hedge; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. Dollar.

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

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As of December 31, 2008, the fair value of our auction rate securities of $11.1 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, and as a consequence of our belief that the impairment is of an other than temporary nature, we have recorded aggregate charges of $2.2 million in our results of operations.

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

Risks Related to Our Business

We are heavily dependent upon the wireless and consumer products industries, and any downturn in these industries may reduce our net sales.

For the three months ended December 31, 2008 and 2007, 69% and 94% respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets; and for the three months ended December 31, 2008, approximately 27% of our net sales were derived from sales to companies that provide products to the consumer products industry. In general, the wireless and consumer products industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion LTD and Sony Ericsson. For the three months ended December 31, 2008, approximately 96% of our net sales were to these four customers in the aggregate. In addition, 45%, 57% and 86% of our net sales in each of the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were to one customer (not the same customer in each of the three years). The loss of one of these major customers or a significant reduction in sales to any of them would seriously harm our business. For example, our net sales in fiscal year 2007 were impacted by a significant decline in net sales of 33% to Motorola compared to the prior year. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay liquidated damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

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

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new products and product features to meet our customers’ needs, including advanced technologies such as rigid flex and high density interconnects. However, any new technology and products adopted or developed by us may not be selected by existing or potential customers. Our customers could decide to switch to alternative technologies, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we choose to focus on new technology or a standard that is ultimately not accepted by the industry and/or does not become the industry standard, we may be unable to sell those products. If we are unable to obtain customer qualifications for new products or product features, cannot qualify our products for high-volume production quantities or do not execute our operational and strategic plans for new products or advanced technologies in a timely manner, our net sales may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures.

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

Furthermore, we have experienced higher than average employee turnover in our facilities in China. A large number of our employees work in our facilities in China, and our costs associated with hiring these employees have increased over the past several years. The high turnover rate and our difficulty in retaining employees have resulted in an increase in our expenses related to recruitment and training of qualified employees, and a continuation of this trend could result in even higher costs for us.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer, and from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, during one such shortage of flexible printed circuit materials we had to qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006 we experienced component shortages which resulted in delayed shipments to customers. We expect that these delays could occur in future periods. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers of certain of our components may consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

Our manufacturing and shipping costs may also be impacted by fluctuations in the cost of oil and gas. Any fluctuations in the supply or prices of these commodities could have an adverse effect on our profit margins and financial condition.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, England, The Netherlands, China, Malaysia and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

We have been engaged in a number of manufacturing expansion projects, including a new MFC3 manufacturing facility, the addition of satellite facilities in Suzhou, China and the establishment of manufacturing functions in Malaysia. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations. Although we have made the decision to modify our original plans for the new MFC3 manufacturing facility given the current economic environment, and we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins. For example, during fiscal 2008 we incurred a one-time tax expense of approximately $7.3 million in connection with the transition of technology, although we expect to be able to obtain favorable tax treatment in future years.

Our management team may have difficulty managing our manufacturing expansion projects or otherwise managing any growth in our business that we may experience. Risks associated with managing expansion and growth may include those related to:

•	managing multiple, concurrent major manufacturing expansion projects in China and Malaysia;

•	hiring and retaining employees, particularly in China;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;

•	managing increased employment costs and scrap rates often associated with periods of growth;

•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;

•	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems;

•	cost overruns and charges related to our expansion activities; and

•	managing expanding operations in multiple locations and multiple time zones.

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

Wearnes and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, sales or distributions by Wearnes of our common stock and the exercise by Wearnes of its ability to influence our management and affairs. In general, our certificate of incorporation does not contain any provision that is designed to facilitate resolution of actual or potential conflicts of interest. If any conflict of interest is not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

Wearnes is currently unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that Wearnes’ stockholders or the relevant regulators may not approve the proposed corporate action.

Wearnes’ ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of Wearnes as defined by the rules of the Singapore Exchange at any time that we submit a matter for the approval of our stockholders, Wearnes may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require Wearnes to obtain its stockholders’ approval include an amendment of our certificate of incorporation, a sale of all or substantially all of our assets, a merger or reorganization transaction, and certain issuances of our capital stock.

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

In addition, continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. We encountered a situation in which we were unable to sell our auction rate securities, as more fully described above in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.” This instability also could affect the prices at which we could make any such sales, which also could adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital, if needed.

We included an other-than-temporary impairment charge in our consolidated statement of income during the quarter ended December 31, 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in the future.

Our investments consist of auction rate obligation securities issued by state agencies, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (every twenty-eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interest at par. As a result of current negative conditions in the global credit markets, during the second quarter of our fiscal 2008, auctions for investment in these securities, including the auction rate securities we hold, continued to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and we determined to reclassify these investments as long-term investments instead of short-term investments during the second quarter. Our long-term investments at December 31, 2008 represented $11.1 million of auction rate securities net of the cumulative other-than-temporary impairment charge of $2.2 million which has been recorded in the consolidated statements of income.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax holidays and other tax incentives for certain of our operations in Asia, including a tax holiday for our second manufacturing facility in China, MFC2, and a tax incentive for our facility in Singapore. However, any tax holidays we may receive may be challenged, modified or even eliminated by taxing authorities or changes in law. Our taxes could increase if tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March of 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits.

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

In December 2008, Multi-Fineline Electronix Singapore Pte. Ltd., one of our wholly owned subsidiaries, acquired all of the issued ordinary shares of Pelikon Limited (“Pelikon”), a privately held technology company focused on the development of printed segmented electroluminescent displays and keypads, from the shareholders of Pelikon. As part of our business strategy, we intend to continue to consider acquisitions of companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the three months ended December 31, 2008, our common stock traded between $14.93 and $7.40 per share. Factors that could affect the trading price of our common stock include:

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.41(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.42(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.43(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.44(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited (the “Company”), Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2008.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

(10)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Confidential treatment has been requested with respect to portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 9, 2009	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.41(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.42(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.43(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.44(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited (the “Company”), Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2009.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2008.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

(10)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Confidential treatment is being requested with respect to portions of this agreement.