Form 10-Q
period 2009-03-31
MULTI FINELINE ELECTRONIX INC
filed 2009-05-07
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2009 was 24,879,094.

Multi-Fineline Electronix, Inc.

Index

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$106,478	$62,090
Restricted cash	59	1
Short-term investments	206	—
Accounts receivable, net of allowances of $1,004 and $1,520	114,489	162,419
Inventories	29,858	59,774
Deferred taxes	6,571	6,571
Income tax receivable	4,440	3,445
Assets held for sale	3,160	—
Other current assets	2,050	2,983

Total current assets	267,311	297,283
Property, plant and equipment, net	146,954	160,217
Land use rights	3,133	—
Long-term investments	11,084	12,138
Restricted cash	—	203
Deferred taxes	5,156	4,964
Goodwill	7,846	3,629
Intangible assets, net of amortization	6,385	—
Other assets	8,125	9,176

Total assets	$455,994	$487,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$82,087	$128,642
Accrued liabilities	17,094	22,938
Due to affiliates	869	3,138
Other current liabilities	2,381	8,665

Total current liabilities	102,431	163,383
Notes payable	10,558	—
Other long-term liabilities	15,945	13,909

Total liabilities	128,934	177,292

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,813,355 and 25,011,649 shares issued and outstanding	2	2
Additional paid-in capital	118,864	116,100
Treasury stock at cost: 562,500 shares	(8,410)	—
Retained earnings	195,606	172,770
Accumulated other comprehensive income	20,998	21,446

Total stockholders’ equity	327,060	310,318

Total liabilities and stockholders’ equity	$455,994	$487,610

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$174,097	$163,936	$390,727	$348,088
Cost of sales	149,429	135,009	332,987	288,375

Gross profit	24,668	28,927	57,740	59,713

Operating expenses
Research and development	1,241	588	2,412	1,081
Sales and marketing	6,070	4,528	11,405	9,145
General and administrative	6,300	7,753	13,317	14,530
Impairment and restructuring costs	(185)	—	127	—

Total operating expenses	13,426	12,869	27,261	24,756

Operating income	11,242	16,058	30,479	34,957
Other income and expense
Interest income	252	488	637	847
Interest expense	(198)	(12)	(217)	(71)
Other income (expense), net	169	(2,129)	(1,312)	(1,780)

Income before provision for income taxes	11,465	14,405	29,587	33,953
Provision for income taxes	(2,720)	(3,981)	(6,751)	(9,943)

Net income	$8,745	$10,424	$22,836	$24,010

Net income per share
Basic	$0.35	$0.42	$0.91	$0.97
Diluted	$0.34	$0.41	$0.90	$0.95
Shares used in computing net income per share
Basic	24,997,153	24,760,848	25,032,444	24,706,958
Diluted	25,431,068	25,390,410	25,331,818	25,282,228

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Cash flows from operating activities
Net income	$22,836	$24,010
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,930	13,935
Provision for doubtful accounts	(166)	1,052
Stock-based compensation expense	1,884	1,510
Impairment of long term investments	1,054	—
Impairment of cost investment	—	450
Impairment of asset and restructuring costs	324	—
(Gain) loss on disposal of equipment	(114)	161
Deferred taxes	(191)	—
Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	47,381	4,582
Inventories	30,491	16,307
Due to/from affiliates, net	(1,788)	1,987
Other current assets	(131)	(2,131)
Other long-term assets	(1,302)	1,546
Accounts payable	(46,654)	(28,053)
Accrued liabilities	(5,485)	1,561
Income taxes payable	(7,284)	7,888
Other current liabilities	(7)	(283)
Other long-term liabilities	2,217	152

Net cash provided by operating activities	62,995	44,674

Cash flows from investing activities
Purchase of long-term investments	—	(6,300)
Cash paid for property and equipment	(9,716)	(11,451)
Purchases of software	(728)	(83)
Deposits on property and equipment	(414)	(695)
Proceeds from sale of equipment	535	191
Change in restricted cash	145	19
Acquisition of subsidiary, net of cash acquired	(872)	—

Net cash used in investing activities	(11,050)	(18,319)

Cash flows from financing activities
Proceeds from exercise of stock options	871	1,227
Repurchase of common stock	(8,410)	—
Income tax benefit related to stock option exercise	11	25

Net cash (used in) provided by financing activities	(7,528)	1,252

Effect of exchange rate changes on cash	(29)	455

Net increase in cash	44,388	28,062
Cash and cash equivalents at beginning of period	62,090	27,955

Cash and cash equivalents at end of period	$106,478	$56,017

Non cash transactions:
Issuance of notes payable in connection with acquisition	$10,377	$—

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 60% and 59% of the Company’s outstanding common stock as of March 31, 2009 and September 30, 2008, respectively, allowing Wearnes to exercise operating control over the Company.

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

Investments

The Company’s long-term investments represent auction rate securities in debt obligations, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In fiscal 2008, the Company began experiencing failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength of the bond issuer. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity. The Company has historically classified these securities as short-term investments. However, based on the lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008, the Company re-classified these investments as long-term assets. As of March 31, 2009, the fair value of these securities of $11,600 was determined using a model that calculates the present value of the expected future cash flows from the securities and other indications of value, using the factors previously described.

The Company reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP Statement on Financial Accounting Standard (“SFAS”) 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments, to determine the classification of the impairment as “temporary” or “other-than-temporary.” The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions and the assessment of the credit quality of the underlying

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

collateral. The Company analyzes changes and trends in the financial and credit markets and specific factors that impact student loan based auction rate securities on an on-going basis. Most notably, the rates on 90 day Treasuries fell sharply due to the high market interest in these securities as being a “safe” investment. The interest rate caps on many of the student loan issues are structured such that the spread of 120 basis points added to the 90 day Treasury rate makes the current yield on these issues extremely low, thereby making them unattractive compared to most other alternative debt issues available in the marketplace. Due to these changing circumstances, during the year ended September 30, 2008, the Company determined that the impairment of its investments was of an other-than-temporary nature. During the three and six months ended March 31, 2009, the Company recorded impairment charges in non-operating expenses of $0, and $1,054 respectively. No impairment charges were recorded in non-operating expenses in the comparable period of the prior year.

Inventories

Inventories are comprised of the following:

	March 31, 2009	September 30, 2008
Raw materials and supplies	$10,780	$21,503
Work-in-progress	11,029	24,729
Finished goods	8,049	13,542

	$29,858	$59,774

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2009	September 30, 2008
Land	$3,730	$4,054
Building	32,805	37,530
Machinery and equipment	193,878	192,188
Furniture and fixtures	1,842	1,750
Leasehold improvements	17,852	16,552

	250,107	252,074
Accumulated depreciation	(103,153)	(91,857)

	$146,954	$160,217

Depreciation expense for the three and six months ended March 31, 2009 and 2008 was $9,588, $19,085, $7,408, and $13,598, respectively.

Included in other assets as of March 31, 2009 and September 30, 2008 is capitalized purchased software and internally developed software costs. Amortization of software costs for the three and six months ended March 31, 2009 and 2008 was $256, $430, $222, and $337, respectively. Amortization of intangible assets for the three and six months ended March 31, 2009 and 2008 was $354, $415, $0, and $0, respectively.

Land use rights

Land use rights include a long-term leasehold of land for the Company’s proposed new facility located in Suzhou, China, which the Company refers to as “MFC3.”

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Goodwill and long-lived intangible assets

The Company considers this to be one of the critical accounting estimates used in the preparation of its financial statements, and believes the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in the Company’s analysis, the resulting change could have a material adverse impact on the Company’s consolidated results of operations and statement of position. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, the Company typically utilizes valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the quarter ended December 31, 2008, the Company’s stock price, along with that of its competitors and the stock market in general, declined, resulting in the Company’s market capitalization falling below its book value. The Company considers this decline temporary and based on general economic conditions, and not based on any events or conditions specific to the Company. As such, the Company determined that no goodwill impairment was required. However, the Company will consider goodwill impairment in the future if the Company’s stock price falls again, an action which could have a material impact on the Company’s results of operations. During the quarter ended March 31, 2009, there were no triggering events that warranted a goodwill impairment analysis.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the quarter ended December 31, 2008, the market value of the Company, as determined by its publicly traded share price, fell below the carrying value of its assets. Due to this event the Company undertook a review to determine whether a further impairment test should be performed. As part of this review, the Company considered a number of factors including the length and severity of the decline in stock price and the underlying reasons. In addition, other factors such as the current operating performance of the Company, cash flow position and business outlook were considered. Based on its review, the Company determined that the decline in fair value had only recently occurred, was heavily influenced by outside factors impacting the overall financial markets and its operating performance and business outlook were favorable. Therefore, no impairment of long-lived assets was considered to have occurred.

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

Changes in product warranty accrual for the three months ended March 31, 2009 and 2008 were as follows:

	Warranty Accrual Balance at December 31,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2009	$3,181	$(2,260)	$660	$1,581
2008	$1,528	$(629)	$175	$1,074

Changes in product warranty accrual for the six months ended March 31, 2009 and 2008 were as follows:

	Warranty Accrual Balance at September 30,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at March 31,
2009	$2,601	$(2,835)	$1,815	$1,581
2008	$1,673	$(2,885)	$2,286	$1,074

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three and six months ended March 31, 2009 and 2008 was comprised of the Company’s foreign currency translation adjustment and the temporary impairment charge related to the Company’s auction rate securities, which is summarized in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$8,745	$10,424	$22,836	$24,010
Other comprehensive (loss) income:
Translation adjustment	(35)	5,185	(448)	8,504
Unrealized loss on auction rate securities	—	(579)	—	(579)

Total other comprehensive income	(35)	4,606	(448)	7,925

Total comprehensive income	$8,710	$15,030	$22,388	$31,935

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency or U.S. dollars. Foreign currency balances are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and an average exchange rate for each period for statement of operations amounts. Currency translation adjustments are recorded in other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. Foreign exchange transaction gains and losses were included in other expenses and were a net loss of $80, $677, $1,743, and $1,567 for the three and six months ended March 31, 2009 and 2008, respectively.

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

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic weighted-average number of common shares outstanding	24,997,153	24,760,848	25,032,444	24,706,958
Dilutive effect of outstanding stock options and restricted stock units	433,915	629,562	299,374	575,270

Diluted weighted-average number of common and potential common shares outstanding	25,431,068	25,390,410	25,331,818	25,282,228

Potential weighted-average common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	246,269	163,530	272,331	152,817

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Other Commitments

As of March 31, 2009 and September 30, 2008, the Company had outstanding purchase commitments primarily related to capital equipment projects which totaled $4,563 and $9,203, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income as of March 31, 2009 and as of September 30, 2008 were $8,387 and $8,106, respectively.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (“FSP”): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107” and “APB 28-1”), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for both interim and annual periods. The Company is currently evaluating the potential impact of these Staff Positions, and is unable to determine the effects these Staff Positions will have on the Company’s consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and management notes that there is no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued a FSP on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, which is October 1, 2009 for the Company, and interim periods within those fiscal years. The Company does not believe that FSP EITF 03-06-1 will have an impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 for the Company, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has determined that SFAS 161 did not have an impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company beginning October 1, 2009. The Company does not believe that SFAS 160 will have an impact on its consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued SFAS 157-2, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157-2 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. In accordance with FASB Staff Position SFAS 157-2, Effective Date of SFAS 157, the Company deferred the adoption of SFAS 157, Fair Value Measurements (“SFAS 157”) for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is unable to determine the effect that SFAS 157-2 will have on its consolidated financial position, results of operations or cash flows.

Significant Concentrations

Net sales to the Company’s four largest original equipment manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors as a percentage of total Company sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
OEM A	5%	19%	8%	25%
OEM B	8%	58%	15%	50%
OEM C	35%	7%	34%	11%
OEM D	48%	10%	40%	9%

In the three and six months ended March 31, 2009 and 2008, 71%, 70%, 94% and 94%, respectively, of net sales were derived from sales to companies that provide products or services to the wireless industry. In the three and six months ended March 31, 2009 and 2008, 25%, 26%, 0% and 1%, respectively, of net sales were derived from sales to companies in the consumer products industry. Both industries have been subject to economic cycles and have experienced periods of slowdown in the past.

3. Acquisition of Pelikon

In December 2008, the Company acquired Pelikon, which develops printed segmented electroluminescent display and keypad technologies, primarily for use in cell phones and with the potential for future application to other electronic devices. The initial consideration for the purchase was $10,377, which consisted of notes payable to all former shareholders (the “Sellers”) of Pelikon and notes payable to certain unsecured debt holders (the “Lenders”) of Pelikon.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In addition to the initial consideration, the Sellers may receive contingent consideration (the “Contingent Consideration”) based on the net amount of sales for certain products, during calendar years 2009 and 2010 (each calendar year, an “Earn-Out Period”), conditional upon certain sales levels being achieved during the applicable calendar year (each, an “Earn-Out Target”). Any Contingent Consideration paid shall not exceed $2,190 in 2009 and $7,236 in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods, as applicable. Any Contingent Consideration payable is subject to reduction, on a dollar for dollar basis, in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Agreement and the aggregate principal amount and accrued interest under the Sellers Promissory Notes is not sufficient to cover such damages. In connection with the acquisition, the Company recorded $11,249 of net assets, which included $6,800 of intangible assets, and $4,217 of goodwill and $232 of other assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the initial consideration at the date of acquisition. Should Contingent Consideration be paid under the terms of the Agreement, such payments will be recorded as an increase in goodwill.

The total purchase price of Pelikon was as follows:

Fair value of notes issued to Selling Shareholders	$5,520
Fair value of notes issued to Lenders	4,857
Direct transaction fees and expenses	892
Cash acquired	(20)

Total purchase price	$11,249

The above purchase price has been allocated based on the fair value of assets acquired and liabilities assumed and was allocated as follows:

Inventories	$128
Current assets	136
Property, plant and equipment	494
Intangible assets	6,800
Goodwill	4,217
Accounts payable	(336)
Current liabilities	(190)

Net assets acquired	$11,249

The unaudited consolidated financial statements for the three months and six months ended March 31, 2009 include the results of operations of Pelikon commencing as of the acquisition date. The acquisition of Pelikon was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

4. Related party transactions

During the three months ended March 31, 2009 and 2008, the Company recognized revenue and recorded purchases from and made other payments to the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS; (c) Wearnes Electronics Malaysia Sdn. Bhd. (“WEM”); and (d) Wearnes Global (Suzhou) Co. Ltd. As discussed in Note 1, Wearnes owns 60% and 59% of the Company’s common stock as of March 31, 2009 and September 30, 2008, respectively. MFS is an indirect subsidiary of Wearnes.

During the three and six months ended March 31, 2009 and 2008, the Company made purchases of $1,190, $3,693, $1,720 and $1,728, respectively, from MFS and sold $16, $104, $605 and $718, respectively, to MFS Technologies (Hunan) Co. Ltd.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net amounts due from/to affiliated companies comprise the following:

	March 31, 2009(1)	September 30, 2008(1)
Due from affiliates
MFS Technologies (Hunan) Co. Ltd.	$13	$1,130

	$13	$1,130

(1)	Due from affiliates balances are included in other current assets on the balance sheet.

	March 31, 2009	September 30, 2008
Due to affiliates
MFS	$861	$3,138

Wearnes Global (Suzhou) Co. Ltd.	8	—

	$869	$3,138

5. Goodwill and intangible assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. The changes in the carrying amount of goodwill for the six months ended March 31, 2009 were as follows:

	Balance at September 30, 2008	Pelikon Acquisition	Balance at March 31, 2009
Goodwill	$3,629	$4,217	$7,846

Intangible Assets

The Company’s intangible assets as of March 31, 2009, December 31, 2008 and September 30, 2008 were as follows:

	Balance at December 31, 2008	Intellectual Property Acquired	Accumulated Amortization	Balance at March 31, 2009
Intangible Assets	$6,738	$—	$(353)	$6,385

	Balance at September 30, 2008	Intellectual Property Acquired	Accumulated Amortization(1)	Balance at March 31, 2009
Intangible Assets	$—	$6,800	$(415)	$6,385

(1)	Amortization from December 10, 2008 through March 31, 2009.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Estimated future annual pre-tax amortization expense of intangible assets as of March 31, 2009, over the estimated useful life of five years is as follows:

Fiscal Years
2009 (remaining 6 months)	$680
2010	1,360
2011	1,360
2012	1,360
2013	1,360
Thereafter	265

Total	$6,385

6. Notes Payable

On December 10, 2008, and in connection with the acquisition of Pelikon, the Company issued unsecured promissory notes to the Sellers (the “Sellers Promissory Notes”) totaling $5,520 and to the Lenders (the “Lender Promissory Notes”) totaling $4,857. The Sellers Promissory Notes and Lender Promissory Notes accrue interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest is due and payable on December 9, 2010. The Sellers Promissory Notes are subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Share Purchase Agreement between the parties.

Notes Payables consists of:	March 31, 2009
Sellers Promissory Notes payable for the purchase of 100% of the equity interest in Pelikon, plus accrued interest	$5,611
Lender Promissory Notes payable to debt holders of Pelikon, plus accrued interest	4,947

Total Notes payable	$10,558
Less: Current Portion	—

Notes payable net of Current Portion	$10,558

7. Lines of credit

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”).

Availability under the Facility for each Borrower will be an amount equal to the lesser of: (1) 85% of the eligible accounts receivable attributable to such Borrower minus $6,000 (or minus $10,000 if the credit facility has been increased to $40,000 or more) or (2) the Revolver Commitment minus the Availability Reserve (as defined in the Agreement) to the extent attributable to such Borrower in BOA’s discretion.

Amounts outstanding under the Facility will bear interest at a rate equal to LIBOR or SIBOR/Singapore Swap Rate, as Borrower may elect from time to time, plus the Applicable Margin (as defined in the Agreement). The Facility has a three year term, subject to earlier termination by Borrowers at their discretion or by BOA upon occurrence of an event of default.

As collateral for its obligations under the Facility, the Company has granted BOA a security interest in all the Company’s assets (which does not include assets of any foreign subsidiary that is treated as a corporation for U.S. federal income tax purposes), except for its equipment, real property and intellectual property and 34% of the voting stock of each of its foreign subsidiaries. As collateral for its obligations under the facility, MFLEX Singapore has granted BOA a security interest in all of its assets, except for its equipment, real property and intellectual property. The Company has also guaranteed all of MFLEX Singapore’s obligations under the Agreement.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Agreement imposes customary affirmative, negative and financial covenants on the Borrowers and their subsidiaries. The negative covenants impose limitations on, among other things, the Company’s ability to make distributions on its capital stock or repurchase equity interests unless certain requirements are met, with limited exceptions. The financial covenants require that the Borrowers maintain a Fixed Charge Coverage Ratio (as defined in the Agreement) of 1.0 for each period of 12 fiscal months ending on or after June 30, 2009. However, the financial covenants are only applicable if the aggregate availability is less than 20% of the Revolver Commitment.

The Agreement also contains customary events of default including defaults related to the following, among other things: failure to make payments; breach of a representation or warranty; covenant breaches; judgments or loss or theft of collateral in excess of specified amounts; injunction or governmental pronouncement preventing the operation of the Borrowers’ business; criminal indictment of any Borrower or senior officer; change of control; insolvency; and Employee Retirement Income Security Act (“ERISA”) violations. An event of default is also triggered if the Singapore Minister of Finance declares MFLEX Singapore to be a “declared company” under the Singapore Companies Act. A “declared company” is one over which the Minister of Finance may exercise certain powers to investigate such company to protect the public, shareholders or creditors. Upon the occurrence and continuance of an event of default, BOA may, without notice or demand, declare all obligations under the Facility immediately due and payable, terminate or reduce the Revolver Commitment, adjust the borrowing base or proceed against the collateral, among other rights and remedies. As of March 31, 2009 and September 30, 2008, neither the Company nor MFLEX Singapore had any borrowings outstanding under the Facility.

In January 2009, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate amount of 200,000 Chinese Renminbi (“RMB”) ($29,257 at March 31, 2009). The lines of credit will mature in January 2010 and bear interest at a rate determined within the scope ruled by the People’s Bank of China (“PBOC”). The credit facilities contained covenants restricting the pledging of assets. As of March 31, 2009 and September 30, 2008, the Company had no borrowings outstanding under these, or their predecessor, lines of credit.

In July 2008, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,971 each at March 31, 2009). The lines of credit will mature in July 2009 and pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate under the applicable credit line will be LIBOR (1.19188% at March 31, 2009), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the PBOC and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of specified events. These specified events include: (i) a significant adjustment in the country’s currency policy; (ii) significant change in MFC1 or MFC2’s financial position, business environment or marketplace or that of the Company as guarantor; (iii) MFC1 or MFC2 undergo a significant organizational change such as merger, termination, or divestiture; (iv) MFC1 or MFC2 do not use the facility according to the agreed terms or violate the terms of the facility; (v) there is damage or loss to pledged assets or hidden assets, withdrawn funds; (vi) MFC1 or MFC2 fail to meet its debt obligations; and (vii) other occasions or situations where in the analysis of SPDB, situations would lead to the reduction of MFC1 or MFC2’s debt re-payment ability. As of March 31, 2009 and September 30, 2008, the Company had no borrowings outstanding under these lines of credit.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2009	September 30, 2008	March 31, 2009	September 30, 2008
Line of credit (BOA)	$30,000	$—	$—	$—
Lines of credit (BC)	29,257	29,333	—	—
Lines of credit (SPDB)	21,942	22,000	—	—

	$81,199	$51,333	$—	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

As of March 31, 2009, the Company is in compliance with the covenants under the lines of credit.

8. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and asset amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line. For the three and six months ended March 31, 2009, net sales reflect certain sales related to customer purchase orders that were transferred from the U.S. geographic segment to the Singapore geographic segment.

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales
United States	$71,969	$159,532	$210,465	$335,539
Singapore	100,545	—	173,490	—
Other	145	—	148	—
China	115,774	119,055	266,331	250,608
Eliminations	(114,336)	(114,651)	(259,707)	(238,059)

Total	$174,097	$163,936	$390,727	$348,088

Operating income
United States	$10,601	$3,333	$10,274	$10,105
Singapore	2,118	—	9,395	—
Other	(1,666)	—	(2,474)	—
China	43	12,659	13,063	24,273
Eliminations	146	66	221	579

Total	$11,242	$16,058	$30,479	$34,957

Depreciation and amortization
United States	$893	$954	$1,606	$1,685
Singapore	6	—	11	—
Other	463	—	608	—
China	8,836	6,676	17,705	12,250

Total	$10,198	$7,630	$19,930	$13,935

Capital expenditures for property, plant, and equipment
United States	$1,840	$516	$3,813	$996
Singapore	39	—	46	—
Other	729	—	1,719	—
China	1,268	4,788	4,138	10,455

Total	$3,876	$5,304	$9,716	$11,451

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	March 31, 2009	September 30, 2008
Total assets
United States	$276,177	$382,229
Singapore	172,133	59,999
Other	13,788	—
China	172,060	204,250
Eliminations	(178,164)	(158,868)

Total	$455,994	$487,610

9. Equity incentive plans

Stock Options

Stock option activity for the six months ended March 31, 2009 under the Company’s 1994 Stock Plan and 2004 Plan Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	1,155,412	$8.66
Exercised	(240,422)	3.63
Forfeited	(30,346)	16.72

Options outstanding at March 31, 2009	884,644	9.75

Exercisable at March 31, 2009	881,387	9.68

Vested and expected to vest at March 31, 2009	884,417	$9.75

The intrinsic value of options exercised during the three and six months ended March 31, 2009 and 2008, was $1,825, $2,341, $1,826 and $3,082, respectively. During the three and six months ended March 31, 2009 and 2008, the Company recognized compensation expense of $224, $263, $275 and $516 respectively, related to stock options. Unearned compensation of $36 existed at March 31, 2009 related to non-vested stock options which will be recognized into expense over a weighted average period of 0.2 years.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

Outstanding					Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in Years)
$3.73—$4.00	179,821	0.3	$4.00	$2,309	179,821	$4.00	$2,309	0.3
$8.75	10,000	5.4	8.75	81	10,000	8.75	81	5.4
$10.00	600,823	5.2	10.00	4,110	600,823	10.00	4,110	5.2
$17.37—$18.08	49,000	6.2	17.79	—	45,743	17.78	—	6.2
$20.81	45,000	5.9	20.81	—	45,000	20.81	—	5.9

	884,644		$9.75	$6,500	881,387	$9.68	$6,500

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restricted Stock Units

During the three and six months ended March 31, 2009 and 2008, the Company made non-performance-based restricted stock unit (“RSU”) grants equal to 67,032, 204,825, 93,543 and 207,643, respectively, shares of the Company’s common stock under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the vesting commencement date. No shares are delivered until the employee satisfies the vesting schedule. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period. Unearned compensation of $5,798 existed at March 31, 2009, related to non-vested RSUs which will be recognized into expense over a weighted average period of 2.0 years. During the three and six months ended March 31, 2009 and 2008, the Company recognized compensation expense of $941, $1,587, $598 and $994, respectively, related to RSUs. The Company currently anticipates making future grants of RSUs in lieu of stock options.

Performance-Based Restricted Stock Units

On June 11, 2008, the Company’s Board approved the grant of 22,000 performance-based RSUs to certain employees, including executive officers, under the 2004 Plan. These performance-based RSU’s vest and become fully exercisable subject to the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through March 31, 2011. In accordance with SFAS No. 123R, at the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of March 31, 2009, the Company reviewed each of the underlying performance targets related to its outstanding performance based RSU grants and determined that it was probable that 9,000 of the performance based RSU’s will not vest.

RSU activity for the six months ended March 31, 2009 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2008	404,731	$20.87
Granted	204,825	11.63
Vested	(123,784)	20.93
Forfeited	(25,267)	21.79

Non-vested shares outstanding at March 31, 2009	460,505	$16.69

For the three and six months ended March 31, 2009 and 2008, the Company realized a tax benefit due to stock option and restricted stock unit exercises of:

	March 31
	Three Months	Six Months
2009	$442	$693
2008	$153	$457

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table summarizes information about RSUs outstanding as of March 31, 2009:

Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant- Date Fair Value
$10.44 – $19.88	403,532	8.3	$14.99
$20.04 – $25.84	40,675	9.0	23.51
$38.65	14,298	6.7	38.65
$64.50	2,000	7.0	64.50

	460,505	8.3	$16.69

Stock Appreciation Rights

On December 5, 2008, the Company’s Board approved defined dollar value stock appreciation rights to be settled in Company common stock (“SSARs”) of $2,225, for certain employees, including executive officers, under the 2004 Plan. These SSARs will be granted in four tranches (on December 5, 2008, and March 5, June 5 and September 4, 2009, subject to certain requirements being met – each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR will have a base appreciation amount that is equal to the closing price of a share of the Company’s common stock, on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs that will be received by each participant, on each grant date, will be determined by dividing one-fourth of the defined dollar value set for each grantee by the closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Future compensation expense will be equal to the whole number of shares issued multiplied by the fair market value per share on the exercise date.

In accordance with SFAS No. 123R, the Company’s SSARs are treated as equity awards. The Company measures the initial compensation element of the award at the time of grant and the expense is recognized over the service period (the vesting period). The fair value of SSAR awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	December 5, 2008	March 5, 2009
Weighted-average fair value of grants	$10.76	$12.70
Risk-free interest rate	1.61%	1.96%
Dividend yield	0.0%	0.0%
Expected volatility	73.55%	73.53%
Expected life in months	36	33

Based on the initial SSARs grants on December 5, 2008 and March 5, 2009, the Company estimated the initial compensation expense at $256 and $247, to be recognized over the vesting period (three years from December 5, 2008). During the three and six months ended March 31, 2009, the Company recognized compensation expense of $8 and $33 related to SSARs. Unearned compensation expense for the quarter ended March 31, 2009, was $469 related to non-vested SSARs.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

10. Income taxes

As of March 31, 2009, the liability for income taxes associated with uncertain tax positions increased to $14,667 from $12,900 at September 30, 2008. As of March 31, 2009 and September 30, 2008, these liabilities can be reduced by $6,801 and $6,710, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $7,866 at March 31, 2009 and $6,190 at September 30, 2008, if recognized, would favorably affect the Company’s effective tax rate. Changes to interest during the quarter were immaterial. The Company expects a reduction of approximately $2,800 of unrecognized tax benefits within the next twelve months, primarily due to the expiration of statutes of limitation and audit settlement. The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to audit settlements. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of other changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax holidays and other tax incentives for its operations in China and Singapore. The Company has obtained two tax holidays for its second manufacturing facility in China, MFC2. The first tax holiday rate of 12.5% expired on December 31, 2008. Beginning on January 1, 2009, MFC2 is subject to a tax holiday rate of 12.5% on approximately 39% of its profit and the statutory tax rate of 25% on approximately 61% of its profits. MFC2 will continue to enjoy its second tax holiday rate of 12.5% on approximately 39% of its profit until December 31, 2010. The Company has also obtained a tax incentive for its operations in Singapore, and MFLEX Singapore will be subject to taxes at a tax rate of 10% of its profits.

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

Long-Lived Asset Impairment

Based on the Company’s analysis of the net book value and fair market value of the Aurora Optical assets which were planned for sale, after deducting the net book value of assets being transferred to the Company’s Anaheim facility, the Company determined that the remaining assets of Aurora Optical were impaired, and recorded a pre-tax impairment charge of $2,000 in the fourth quarter of fiscal 2008, including $1,300 related to buildings, $600 for machinery and equipment and $100 for other assets. During the three months ended December 31, 2008, $3,527 of land and building and manufacturing equipment was classified as assets held for sale. During the three months ended March 31, 2009, the Company sold the Aurora Optical machinery and equipment previously classified as assets held for sale and recorded a $197 gain on the sale, which was reported under impairment and restructuring costs. As of March 31, 2009, $3,160, primarily related to land and buildings, was classified as held for sale. Based on an arms-length offer for the former Aurora Optical land and building received, an additional impairment charge of $110 was recorded during the quarter ended March 31, 2009. The added charge resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. There were no impairments to long-lived assets for the quarter ended March 31, 2008.

Restructuring

Based on the Company’s analysis, a pre-tax restructuring charge comprised of severance, relocation, and other costs related to the closure of Aurora Optical was estimated at $540, of which $180 was recorded in the fourth quarter of 2008, with the remainder of $360 recorded as incurred during the first quarter of fiscal 2009.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The $180 recorded in fiscal 2008 related to severance and outplacement charges and was accrued as of September 30, 2008. The following table reflects the movement activity of the restructuring reserve for the six months ended March 31, 2009. There were no restructuring costs for the three and six months ended March 31, 2009.

Severance and Outplacement Charges
Accrual Balance as of September 30, 2008	$180
Restructuring charges	311
Utilization	(244)
Adjustments	(49)

Accrual balance as of December 31, 2008	$198
Restructuring charges	—
Utilization	(74)
Adjustments	(97)

Accrual balance as of March 31, 2009	$27

12. Fair Value Measurements

On October 1, 2008, the Company adopted SFAS No. 157. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, Effective Date of SFAS 157 (“Staff Position 157-2”), the Company deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures available for sale auction rate securities (“ARS”) as long-term investments at fair value. The ARS had an aggregate fair value of $11.6 million at March 31, 2009, and $12.1 million at September 30, 2008. The fair value of these investments is determined using models that consider various assumptions including current market prices of the underlying securities, contractual terms of the underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors.

Pursuant to SFAS 157, the fair value of the Company’s marketable securities is determined based on “Level 2” inputs, which consist of observable market-based inputs or unobservable inputs that are corroborated by market data. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Assets and liabilities measured at carrying value and fair value on a recurring basis include the following as of March 31, 2009:

Item Asset/Liability	Carrying Value	Using Significant Other Observable Inputs (Level 2)
Long Term Investments	$11,084	$11,600

13. Share Repurchase Program

On December 5, 2008, the Company’s Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represents nine percent of the Company’s common stock outstanding as of November 30, 2008, as reported on the Company’s most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of March 31, 2009, the Company had repurchased a total of 562,500 shares, at a weighted average purchase price of $14.95 per share, for a total value of $8,410 pursuant to a 10b5-1 plan.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. We consider this to be one of the critical accounting estimates used in the preparation of our financial statements, and believe the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on our consolidated results of operations and statement of position. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the quarter ended December 31, 2008, our stock price, along with that of our competitors and the stock market in general, declined, resulting in our market capitalization falling below our book value. We consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to us. During the quarter ended March 31, 2009, there were no triggering events that warranted a goodwill impairment analysis.

Comparison of the Three Months Ended March 31, 2009 and 2008

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	85.8	82.4

Gross profit	14.2	17.6

Operating expenses:
Research and development	0.7	0.3
Sales and marketing	3.5	2.8
General and administrative	3.6	4.7
Impairment and restructuring expense	(0.1)	0.0

Total operating expenses	7.7	7.9

Operating income	6.5	9.8
Interest income	0.1	0.3
Interest expense	(0.1)	0.0
Other income / (expense), net	0.1	(1.3)

Income before income taxes	6.6	8.8
Provision for income taxes	1.6	2.4

Net income	5.0%	6.4%

Net Sales. Net sales increased to $174.1 million for the three months ended March 31, 2009, from $163.9 million in the three months ended March 31, 2008. The increase of $10.2 million, or 6%, was primarily attributable to an increase in the average selling price as a result of added material content, offset by a decline in total unit volumes and some price reduction activity. Sales into the consumer products sector were $42.8 million for the three months ended March 31, 2009, up from $500,000 for the three months ended March 31, 2008, driven primarily by the ramp up in unit volume shipments to one of our key customers related to new programs that were started in fiscal 2008. This sector accounted for approximately 25% and 0% of total net sales for the three months ended March 31, 2009 and 2008, respectively, and is a result of our on-going efforts to diversify both our customers and the market sectors into which we sell.

Net sales into the wireless sector decreased to $124.3 million for the three months ended March 31, 2009, from $153.5 million in the three months ended March 31, 2008. The decrease of $29.2 million, or 19%, versus the comparable period of the prior year was primarily due to decreased unit volume shipments as a result of reduced demand from two of our major customers. Sales into the wireless sector comprised 71% and 94% of total net sales for the three months ended March 31, 2009 and 2008, respectively.

Sales to two customers each accounted for more than 25% of our net sales during the three months ended March 31, 2009, as compared to three customers who each accounted for 10% or more of our net sales for the comparable period in the prior year, with one of these customers accounting for more than 25% of our net sales.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to approximately 86% for the three months ended March 31, 2009, versus approximately 82% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales was driven by several factors, and was primarily attributable to the impact of increased material content in programs, an increase in fixed costs as we added satellite facilities and infrastructure to meet increased demand for the second half of fiscal 2008 as well as expected future demand and some price reduction activity, offset by improved manufacturing yields and labor efficiencies.

Gross profit decreased to $24.7 million for the three months ended March 31, 2009, versus $28.9 million in the comparable period in the prior year, a decrease of approximately 15% as a result of the higher material content and the deleveraging impact on fixed overhead costs. As a percentage of net sales, gross profit decreased to approximately 14% for the three months ended March 31, 2009, from approximately 18% in the comparable period in the prior year.

Research and Development. Research and development expense increased to $1.2 million for the three months ended March 31, 2009, from $588,000 in the comparable period in the prior year, an increase of 104%. The increase was primarily due to an increase in compensation and benefits expenses related to increased headcount and bonus accruals of $162,000, increased depreciation expense of $179,000 on research and development equipment purchases, $117,000 for increased information technology and human resource expense due to the expanded activities and increased purchases of test materials of $116,000. Our research and development activities focus on new technologies, primarily those which are expected to provide for additional miniaturization, cost reduction, and differentiation from our competition, as well as activities related to Pelikon Limited (“Pelikon”). We expect these expenses to continue to grow as we focus on expanding our product development activities.

Sales and Marketing Expense. Sales and marketing expense increased by $1.6 million to $6.1 million in the three months ended March 31, 2009, from $4.5 million in the comparable period in the prior year, an increase of 36%. As a percentage of net sales, sales and marketing expense increased to 3.5% versus 2.8% for the comparable period in the prior year. The increase is primarily attributable to a $1.0 million increase in compensation and benefit expense due to headcount to support expanded program management activities, stock-based compensation and bonus increases, and $280,000 increased information technology and human resource support expenses due to expanded infrastructure growth. As a percentage of net sales, we expect sales and marketing expenses to remain relatively unchanged in our next fiscal quarter.

General and Administrative Expense. General and administrative expense decreased to $6.3 million during the three months ended March 31, 2009, from $7.8 million for the comparable period in the prior year, a decrease of $1.5 million or 19%. As a percentage of net sales, general and administrative expense declined to 3.6% versus 4.7% for the comparable period of the prior year. This was primarily attributable to a decrease of $900,000 for information technology and human resource expenses as activities were shifted to support expanded manufacturing operations and infrastructure growth in other areas, reduced bad debt expenses of $430,000 and reduced depreciation of $317,000. As a percentage of net sales, we expect our general and administrative expense to remain relatively unchanged in our next fiscal quarter.

Restructuring Cost. During the three months ended March 31, 2009, we recorded a net gain from restructuring and impairment of $185,000 which consisted of $12,000 of additional expense related to the restructuring of our wholly owned subsidiary, Aurora Optical in Tucson, Arizona, offset by a gain of $197,000 related to the sale of equipment. No charges were recorded during the comparable period of the prior fiscal year.

Interest Income. Interest income decreased to $252,000 for the three months ended March 31, 2009, from $488,000 for the three months ended March 31, 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $198,000 for the three months ended March 31, 2009, from $12,000 for the three months ended March 31, 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon and unused line fees on our new bank loan facilities.

Other Income (Expense), Net. Other income (expense), net changed to income of $169,000 for the three months ended March 31, 2009, from net expense of $2.1 million for the comparable period in the prior year. This change from expense to income is primarily attributable to $1.8 million recorded in the prior year period related to foreign exchange losses as a result of the accelerated weakening of the U.S. dollar against foreign currencies and a $450,000 write down related to an investment.

Income Taxes. The effective tax rate for the three months ended March 31, 2009, was 24% versus 28% for the comparable period in the prior year. The tax rate declined as a result of our international restructuring efforts and the migration of technology to further strengthen our Asian operations and enhance our operational efficiencies.

Comparison of the Six Months Ended March 31, 2009 and 2008

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	85.2	82.8

Gross profit	14.8	17.2

Operating expenses:
Research and development	0.6	0.3
Sales and marketing	2.9	2.6
General and administrative	3.4	4.2
Impairment and restructuring expense	0.1	0.0

Total operating expenses	7.0	7.1

Operating income	7.8	10.1
Interest income	0.1	0.2
Interest expense	(0.1)	0.0
Other expense, net	(0.3)	(0.5)

Income before income taxes	7.5	9.8
Provision for income taxes	1.7	2.9

Net income	5.8%	6.9%

Net Sales. Net sales increased to $390.7 million in the six months ended March 31, 2009, from $348.1 million in the six months ended March 31, 2008. The increase of $42.6 million, or 12%, was primarily attributable to an increase in overall average unit prices resulting from added material content, offset by a decline in total unit volumes. Sales into the consumer products sector were $100.6 million for the six months ended March 31, 2009, up from $2.7 million for the six months ended March 31, 2008. The increase was driven primarily by increases in unit volume shipments to one of our key customers related to several programs that were started in fiscal 2008. Shipments into the consumer products sector accounted for approximately 26% and 1% of total net sales for the six months ended March 31, 2009 and 2008, respectively.

Net sales into the wireless sector decreased to $273.7 million for the six months ended March 31, 2009, from $327.2 million in the six months ended March 31, 2008. The decrease of $53.5 million, or 16%, versus the comparable period of the prior year was primarily due to reduced unit volume shipments to two of our major customers as a result of reduced demand. Sales into the wireless sector comprised 70% and 94% of total net sales for the six months ended March 31, 2009 and 2008, respectively.

Sales to three customers each accounted for more than 10% of our net sales during the six months ended March 31, 2009, with sales to two of these customers each equal to or accounting for more than 25% of our net sales, as compared to three customers who accounted for more than 10% of our net sales each, with two of these customers each equaling or accounting for more than 25% of our net sales for the comparable period in the prior year.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85% for the six months ended March 31, 2009, versus 83% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales of 2% was driven by several factors, and was primarily attributable to the increase of average material content as a percent of new programs in the current fiscal year and the deleveraging of fixed overhead costs, resulting from higher current year infrastructure costs, and the negative impact of operating at less-than-optimum capacity levels. These increases were only partially offset by cost reductions from improved manufacturing yields resulting from operational improvement initiatives.

Gross profit decreased to $57.7 million for the six months ended March 31, 2009, versus $59.7 million in the comparable period in the prior year, a decrease of 3%. As a percentage of net sales, gross profit decreased to 15% for the six months ended March 31, 2009 from 17% in the comparable period in the prior year for the reasons identified above.

Research and Development. Research and development expense increased to $2.4 million for the six months ended March 31, 2009, from $1.1 million in the comparable period in the prior year, an increase of 118%. The increase was primarily due to an increase in compensation and benefits of $672,000 resulting from headcount and salary increases related to our increased emphasis on expanding our research and development activities in Anaheim and from our Pelikon subsidiary, increased depreciation of $234,000 on research and development equipment purchases, increased purchased materials of $101,000 related to research and development activities, and $207,000 for increased information technology and human resource support expenses due to expanded activities.

Sales and Marketing Expense. Sales and marketing expense increased by $2.3 million to $11.4 million in the six months ended March 31, 2009, from $9.1 million in the comparable period in the prior year, an increase of 25%. The increase is primarily attributable to compensation and benefit expense increase of $1.9 million as a result of headcount growth and compensation and benefit increases, $488,000 for information technology and human resource support expenses to support the expanded infrastructure, offset by reduced commissions expense of $494,000. As a percentage of net sales, sales and marketing expense increased to 2.9% versus 2.6% for the prior year.

General and Administrative Expense. General and administrative expense decreased by $1.2 million to $13.3 million in the six months ended March 31, 2009, from $14.5 million in the comparable period in the prior year, a decrease of 8%. The decrease was primarily attributable to a decrease of $1.7 million for information technology and human resource expenses as activities were shifted to support expanded manufacturing operations and infrastructure growth, reduced depreciation of $210,000, offset by an increase in compensation and benefits expense of $773,000 due to the increase in headcount at various locations to support business growth, increased telecommunications expenses of $232,000 and increased professional fees of $142,000. As a percentage of net sales, general and administrative expense decreased to 3.4% of net sales for the six months ended March 31, 2009, from 4.2% for the comparable period in the prior year, attributable to the favorable leveraging impact on our operating expenses from the increased net sales.

Restructuring Cost. During the six months ended March 31, 2009, we recorded a net restructuring charge $127,000 which consisted of $324,000 related to the restructuring of our wholly owned subsidiary, Aurora Optical, in Tucson, Arizona, offset by a gain of $197,000 related to the sale of equipment. No charges were recorded during the comparable period of the prior fiscal year. Going forward, we believe that we can achieve approximately $2 to $3 million dollars per year in cost savings resulting from reduced compensation and benefit cost, reduced overhead and other operating expenses.

Interest Income. Interest income decreased to $637,000 for the six months ended March 31, 2009, from $847,000 for the six months ended March 31, 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $217,000 for the six months ended March 31, 2009, from $71,000 for the six months ended March 31, 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon and unused line fees on our new bank loan facilities.

Other Income (Expense), Net. Other income (expense), net decreased to net expense of $1.3 million for the six months ended March 31, 2009, from net expense of $1.8 million for the comparable period in the prior year. The reduced expense was primarily attributable to a reduction in foreign currency exchange losses of $889,000 experienced during the six months ended March 31, 2009, versus the comparable period in the prior year. The decrease in net losses from foreign exchange is due to the strengthening of the U.S. dollar versus the Chinese Renminbi (“RMB”) and other foreign currencies. The decrease was partially offset by $419,000 of scrap material sales.

Income Taxes. The effective tax rate for the six months ended March 31, 2009, was 23% versus 29% for the comparable period of the prior year. The tax rate declined as a result of our international restructuring efforts and the migration of technology to further strengthen our Asian operations and enhance our operational efficiencies.

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

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months. We also believe we will have sufficient capital to fund our operations without the need to derive cash from the sale of our auction rate securities; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity.

During the six months ended March 31, 2009, net income of $22.8 million, adjusted for depreciation and amortization, gain on equipment disposal, stock-based compensation expense, deferred taxes, impairments and provision for doubtful accounts, generated $45.6 million of operating cash. This amount was increased by $17.4 million generated from working capital.

Changes in the principal components of working capital for the six months ended March 31, 2009, were as follows:

•

Net accounts receivable decreased 29% to $114.5 million at March 31, 2009, from $162.4 million at September 30, 2008. The decrease in outstanding accounts receivable was primarily attributable to reduced sales compared to the first quarter of 2009 as a result of decreased unit volume shipments, partially offset by more aggressive collections activity during the three months ended March 31, 2009.

•

Inventory decreased 50% to $29.9 million at March 31, 2009, from $59.8 million at September 30, 2008. The principal reason for the decrease relates to reduced inventory deliveries at the end of the quarter related to reduced second quarter 2009 compared to the preceding quarter’s sales and improved inventory management and the implementation of just-in-time delivery arrangements with raw material vendors during the three months ended March 31, 2009. In addition, inventory balances were high at the end of September 30, 2008 in anticipation of the high first quarter sales backlog.

•

Accounts payable decreased 36% to $82.1 million at March 31, 2009, from $128.6 million at September 30, 2008, as a result of vendor payments made for the increased purchases made in the fourth quarter of the prior year, and reduced inventory deliveries at the end of the current fiscal quarter on the lower business volumes. Accounts payable balances were higher at the end of September 30, 2008, as a result of increased inventory purchases in the fourth fiscal quarter of 2008 in anticipation of the high first quarter sales backlog.

•

Depreciation and amortization expense was $19.9 million for the six months ended March 31, 2009, versus $13.9 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Our principal investing and financing activities for the six months ended March 31, 2009, were as follows:

•

Net cash used in investing activities was $11.1 million for the six months ended March 31, 2009. Capital expenditures included $9.7 million of capital equipment, which were primarily related to manufacturing capacity expansion and research and development, deposits of $414,000 for fixed asset purchases and $728,000 for purchased software. Cash used in investing activities also included $872,000 paid for the acquisition of Pelikon, net of cash received.

As of March 31, 2009, and September 30, 2008, we had outstanding purchase commitments related to expansion activities at various locations in Suzhou, China, and for research and development related equipment purchases at our Anaheim, California facility which totaled $4.6 million and $9.2 million, respectively. In conjunction with our acquisition of Pelikon, additional Contingent Consideration may be paid based on the net amount of sales for certain products, during calendar years 2009 and 2010. Any Contingent Consideration paid shall not exceed $2.2 million in 2009 and $7.2 million in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods.

In April 2009, we entered into an engineering, design and construction contract for MFC3 which involves aggregate costs of approximately $24 million, although we may delay construction in our discretion.

•

Net cash utilized by financing activities was $7.5 million for the six months ended March 31, 2009. During the quarter ended March 31, 2009, we repurchased a total of 562,500 shares of our common stock for a total value of $8.4 million pursuant to a 10b5-1 plan, offset by $871,000 provided by proceeds from stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2009, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $330 million, or 98%, of total shipments to these foreign manufacturers for the six months ended March 31, 2009, were made in U.S. dollars. The balance of our net sales is denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.84 RMB per U.S. dollar for the six months ended March 31, 2009. We are subject to a 0.3% maximum daily appreciation against the U.S. dollar. We generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. dollars, eliminating much of the need to hedge and recently the appreciation of the RMB versus the U.S. dollar has stabilized; however, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As of March 31, 2009, the fair value of our auction rate securities of $11.1 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, and as a consequence of our belief that the impairment is of an other than temporary nature, we have recorded aggregate charges of $2.2 million in our results of operations.

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

Risks Related to Our Business

We are heavily dependent upon the wireless and consumer products industries, and any downturn in these sectors may reduce our net sales.

For the six months ended March 31, 2009 and 2008, 70% and 94%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 26% and 1% of our net sales were derived from sales to companies that provide products to the consumer products industry. In general, the wireless and consumer products industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion LTD and Sony Ericsson Mobile Communications. For the six months ended March 31, 2009, approximately 96% of our net sales were to these four customers in the aggregate. In addition, 45%, 57% and 86% of our net sales in each of the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were to one customer (not the same customer in each of the three years). The loss of one of these major customers or a significant reduction in sales to any of them would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our earnings.

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

We compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe that the number of companies producing flexible printed circuit boards has increased materially in recent years and may continue to increase. Certain EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us or even compete with us on OEM programs. In addition, the number of customers in the market has been decreasing through consolidation and otherwise. Furthermore, many companies in our target customer base may move the design and manufacturing of their products to ODMs in Asia. These factors, among others, make our industry extremely competitive. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in addressing these competitive aspects of our business, including maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow or maintain our market share or net sales.

Our products and their terms of sale are subject to various pressures from our customers and competitors, any of which could harm our gross profits.

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain programs we produce in order to gain additional orders on those programs. A typical life cycle for one of our products begins with higher prices when the product is introduced and decreasing prices as it matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

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

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our products were to occur, we could experience a rate of failure in our products that would result in significant delays in product shipments by, or cancellation of orders or substantial penalties from, our customers and their customers, substantial repair or replacement costs, an increased return rate for our products and potential damage to our reputation.

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

We must develop and adopt new technology and manufacture new products and product features in order to remain competitive, and we may not be able to do so successfully.

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

Generally, we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer, and from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, during one such shortage of flexible printed circuit materials we had to qualify an additional supplier in order to maintain the delivery of our largest production run, and during certain quarters of fiscal 2006 we experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays could occur in future periods. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

Our manufacturing and shipping costs may also be impacted by fluctuations in the cost of oil and gas. Any fluctuations in the supply or prices of these commodities could have an adverse effect on our profit margins and financial condition.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, the United Kingdom, The Netherlands, China, Malaysia and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic instability;

•	restrictions on our ability to repatriate earnings;

•	unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulty in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	limited intellectual property protection;

•	longer payment cycles;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 97% of the total shipments made to foreign manufacturers during fiscal year 2008. The balance of our net sales is denominated in RMB. As a result, if appreciation against the U.S. dollar were to increase, it would result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

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

We have been engaged in a number of manufacturing expansion projects, including a new MFC3 manufacturing facility, the addition of satellite facilities in Suzhou, China and the establishment of manufacturing functions in Malaysia. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations. Although we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins. For example, we recently entered into an engineering, design and construction contract for MFC3 which involves aggregate costs of approximately $24 million, although we may delay construction in our discretion.

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

WBL Corporation Limited beneficially owns 60% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“Wearnes”) beneficially owns 60% of our outstanding common stock and we expect to be a principal subsidiary of Wearnes for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, Wearnes has influence over our management, operations and potential significant corporate actions. For example, so long as Wearnes continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as Wearnes effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce Wearnes’ effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, Wearnes could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Wearnes could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock.

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

We incurred an other-than-temporary impairment charge in our consolidated statement of income during the quarter ended December 31, 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in the future.

Our investments consist of auction rate obligation securities issued by state agencies, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (every twenty-eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interest at par. As a result of current negative conditions in the global credit markets, during the second quarter of our fiscal 2008, auctions for investment in these securities, including the auction rate securities we hold, continued to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and we determined to reclassify these investments as long-term investments instead of short-term investments during the second quarter. Our long-term investments at March 31, 2009 represented $11.1 million of auction rate securities net of the cumulative other-than-temporary impairment charge of $2.2 million which has been recorded in the consolidated statements of operations.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax holidays and other tax incentives for certain of our operations in Asia, including a tax holiday for our second manufacturing facility in China, MFC2, and a tax incentive for our facility in Singapore. However, any tax holidays we may receive may be challenged, modified or even eliminated by taxing authorities or changes in law. Our taxes could increase if tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March of 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits and in light of recent proposed tax law changes in the U.S., it is possible our tax rates in future periods may increase.

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

In December 2008, Multi-Fineline Electronix Singapore Pte. Ltd., one of our wholly owned subsidiaries, acquired all of the issued ordinary shares of Pelikon, a privately held technology company focused on the development of printed segmented electroluminescent displays and keypads, from the shareholders of Pelikon. As part of our business strategy, we intend to continue to consider acquisitions of companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the three months ended March 31, 2009, our common stock traded between $11.42 and $20.95 per share. Factors that could affect the trading price of our common stock include:

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management including, among other things, provisions providing for a classified board of directors, authorizing the board of directors to issue preferred stock and the elimination of stockholder voting by written consent. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These provisions in our charter, bylaws and under Delaware law could discourage, delay or prevent potential takeover attempts that stockholders may consider favorable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
01/01/2009 – 01/31/2009	120,386	$16.5612	120,386	442,114
02/01/2009 – 02/28/2009	199,943	$15.4556	320,329	242,171
03/01/2009 – 03/31/2009	242,171	$13.7330	562,500	—

Total	562,500		562,500

(1)	On December 5, 2008, our Board of Directors approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of our common stock on the open market; this amount represents nine percent of our common stock outstanding as of November 30, 2008, as reported on our most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. On January 7, 2009, we entered into the first of these repurchase plans, covering up to 562,500 shares. We subsequently entered into a second 10b5-1 plan covering a second tranche of 562,500 shares, and we expect to enter into additional repurchase plans from time to time covering the balance of such shares. As of March 31, 2009, we had repurchased a total of 562,500 shares for a total value of $8.4 million pursuant to a 10b5-1 plan.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on March 11, 2009. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect three directors. All such nominees were elected. The terms for our other six directors continued following the Annual Meeting with Sanford L. Kane, Reza Meshgin and Huat Seng Lim, Ph.D.’s terms set to expire at our annual meeting of stockholders to be held in 2010 and Philip A. Harding, Linda Y. C. Lim, Ph.D. and Sam Yau’s terms set to expire at our annual meeting of stockholders to be held in 2011.

The matters voted at the meeting and the results were as follows:

Election of Directors:

To elect three directors to serve for a term to expire at the Annual Meeting in 2012 or until their successors are elected and qualified.

	For	Withheld
Philippe Lemaitre	24,039,487	141,271
Donald Schwanz	24,047,123	133,635
Choon Seng Tan	18,605,935	5,574,823

Ratification of Appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending September 30, 2009:

For	Against	Abstain
24,058,245	107,390	15,123

Approval of the amendment of the Company’s Amended and Restated 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
20,933,889	1,446,635	14,675	1,785,559

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.41(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.42(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.43(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.44(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(11)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(12)*	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(5)

Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006 and to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 21, 2009.

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

(10)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2009.

(12)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 7, 2009	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.41(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.42(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.43(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.44(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2008.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(11)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(12)*	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(5)

Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 26, 2006 and to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 21, 2009.

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

(10)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2009.

(12)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.