Form 10-Q
period 2009-06-30
MULTI FINELINE ELECTRONIX INC
filed 2009-08-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2009 was 25,061,415.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$127,006	$62,090
Restricted cash	59	1
Short-term investments	209	—
Accounts receivable, net of allowances of $1,503 and $1,520	117,644	162,419
Inventories	31,970	59,774
Deferred taxes	6,571	6,571
Income tax receivable	2,247	3,445
Assets held for sale	3,160	—
Other current assets	2,440	2,983

Total current assets	291,306	297,283
Property, plant and equipment, net	145,308	160,217
Land use rights	3,118	—
Long-term investments	11,545	12,138
Restricted cash	—	203
Deferred taxes	4,850	4,964
Goodwill	7,846	3,629
Intangible assets, net of amortization	6,045	—
Other assets	6,763	9,176

Total assets	$476,781	$487,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$90,489	$128,642
Accrued liabilities	19,793	22,938
Due to affiliates	767	3,138
Other current liabilities	3,824	8,665

Total current liabilities	114,873	163,383
Notes payable	10,704	—
Other long-term liabilities	10,082	13,909

Total liabilities	135,659	177,292
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,024,873 and 25,011,649 shares outstanding	2	2
Additional paid-in capital	120,630	116,100
Treasury stock, at cost: 562,500 shares	(8,410)	—
Retained earnings	209,498	172,770
Accumulated other comprehensive income	19,402	21,446

Total stockholders’ equity	341,122	310,318

Total liabilities and stockholders’ equity	$476,781	$487,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$174,533	$167,623	$565,259	$515,710
Cost of sales	149,538	144,450	482,524	432,824

Gross profit	24,995	23,173	82,735	82,886
Operating expenses
Research and development	1,478	638	3,890	1,719
Sales and marketing	5,176	5,056	16,581	14,201
General and administrative	6,053	7,622	19,371	22,151
Impairment and restructuring costs	—	—	127	—

Total operating expenses	12,707	13,316	39,969	38,071

Operating income	12,288	9,857	42,766	44,815
Other income and expense
Interest income	114	437	751	1,284
Interest expense	(282)	(33)	(498)	(103)
Other (expense) income, net	(155)	48	(1,467)	(1,733)

Income before income taxes	11,965	10,309	41,552	44,263
Provision for income taxes	(289)	(1,480)	(7,040)	(11,423)

Net income	$11,676	$8,829	$34,512	$32,840

Net income per share
Basic	$0.47	$0.35	$1.38	$1.33
Diluted	$0.46	$0.34	$1.36	$1.29
Shares used in per share calculations
Basic	24,926,606	24,907,085	25,002,300	24,773,436
Diluted	25,391,536	25,624,415	25,369,850	25,362,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$34,512	$32,840
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,351	21,248
Provision for doubtful accounts	230	559
Stock-based compensation expense	2,660	2,515
Tax benefit on option exercises	(68)	(64)
Asset impairments	1,378	450
(Gain) loss on disposal of equipment	(192)	451
Deferred taxes	115	(32)

Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	45,113	(160)
Inventories	28,393	24,359
Due to/from affiliates, net	(2,330)	3,064
Other current assets	(550)	(1,968)
Other assets	(793)	704
Accounts payable	(42,447)	(33,209)
Accrued liabilities	(4,072)	4,717
Income taxes payable	(3,576)	6,832
Other current liabilities	38	(327)
Other long-term liabilities	(3,543)	222

Net cash provided by operating activities	85,219	62,201

Cash flows from investing activities:
Sale (purchase) of long-term investments	50	(5,479)
Purchases of property and equipment	(13,847)	(30,338)
Proceeds from sale of equipment	784	198
Change in restricted cash	148	14
Acquisition of business, net of cash acquired	(872)	—

Net cash used in investing activities	(13,737)	(35,605)

Cash flows from financing activities:
Proceeds from stock option exercises	1,801	2,002
Tax benefit on option exercises	68	64
Repurchase of common stock	(8,410)	—

Net cash (used in) provided by financing activities	(6,541)	2,066

Effect of exchange rate changes on cash	(25)	(29)

Net increase in cash	64,916	28,633
Cash and cash equivalents at beginning of period	62,090	27,955

Cash and cash equivalents at end of period	$127,006	$56,588

Non-cash investing activities:
Purchases of property and equipment	$4,151	$—

Non-cash financing activities:
Issuance of notes payable in connection with acquisition	$10,377	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “Wearnes”), a Singapore company, owned approximately 59% of the Company’s outstanding common stock as of June 30, 2009 and September 30, 2008, allowing Wearnes to exercise operating control over the Company.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2009 consisted of money market funds and United States treasury bills.

Inventories

Inventories are comprised of the following:

	June 30, 2009	September 30, 2008
Raw materials and supplies	$12,490	$21,503
Work-in-progress	11,352	24,729
Finished goods	8,128	13,542

	$31,970	$59,774

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	June 30, 2009	September 30, 2008
Land	$3,730	$4,054
Building	34,702	37,530
Machinery and equipment	198,435	192,188
Furniture and fixtures	1,806	1,750
Leasehold improvements	17,879	16,552

	256,552	252,074
Accumulated depreciation	(111,244)	(91,857)

	$145,308	$160,217

Depreciation expense for the three and nine months ended June 30, 2009 was $9,739 and $28,824, and was $7,338 and $20,773 for the three and nine months ended June 30, 2008, respectively.

Land Use Rights

Land use rights include a long-term leasehold of land for the Company’s proposed new facility located in Suzhou, China, which the Company refers to as “MFC3.”

Long-Term Investments

The Company’s long-term investments include investments in debt securities with an auction reset feature, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In fiscal 2008, the Company began experiencing failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength of the bond issuer. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity. The Company has historically classified these securities as short-term investments. However, based on the lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008 the Company re-classified these investments as long-term assets.

Effective April 1, 2009, the Company reviews potential impairments associated with its long-term investments in accordance with FASB Staff Position (“FSP”) Statement on Financial Accounting Standard (“SFAS”) 115-2 and 124-2 (“SFAS 115-2”) and (“SFAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments to determine the classification of the impairment as “temporary” or “other-than-temporary.” Prior to April 1, 2009, the Company followed the guidance in Emerging Issues Task Force (“EITF”) 03-1 and SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions and the assessment of the credit quality of the underlying collateral. The Company analyzes changes and trends in the financial and credit markets and specific factors that impact student loan based auction rate securities on an on-going basis. Most notably, the rates on 90 day treasuries fell sharply due to the high market interest in these securities as being a “safe” investment. The interest rate caps on many of the student loan issues are structured such that the spread of 120 basis points added to the 90 day treasury rate makes the current yield on these issues extremely low, thereby making them unattractive compared to most other alternative debt issues available in the marketplace. Due to these changing circumstances, the Company determined that the impairment of its investments was of an other-than-temporary nature and recorded total charges in the amount of $2,216, of which

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

$1,162 and $1,054 was recorded in the fourth quarter of 2008 and first quarter of 2009, respectively. Upon adoption and in accordance with the provisions of SFAS 115-2, the Company determined that all previously recorded other-than-temporary impairments totaling $2,216 were not attributable to credit losses and therefore has reclassified these amounts from retained earnings to accumulated other comprehensive income effective April 1, 2009. Additionally, under SFAS 115-2, subsequent increases or decreases in fair value of available-for-sale securities will be recorded as a component of other comprehensive income unless the decrease is considered other than temporary. During the three months ended June 30, 2009, the Company recorded a subsequent increase in the fair value of its investments of $511 in accumulated other comprehensive income.

Other Assets

Included in other assets as of June 30, 2009 and September 30, 2008 are costs associated with software purchased and developed for internal use. Amortization of software costs for the three and nine months ended June 30, 2009 was $340 and $755, respectively, and was $179 and $475 for the three and nine months ended June 30, 2008, respectively.

Goodwill and long-lived intangible assets

The Company considers this to be one of the critical accounting estimates used in the preparation of its financial statements, and it believes the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in the Company’s analysis, the resulting change could have a material adverse impact on the Company’s consolidated results of operations and statement of position. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, the Company typically utilizes valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the quarter ended December 31, 2008, the Company’s stock price, along with the stock market in general, declined, resulting in the Company’s market capitalization falling below its book value. The Company considered this decline temporary and based on general economic conditions, and not based on any events or conditions specific to the Company. As such, the Company determined that no goodwill impairment was required. However, the Company will consider goodwill impairment in the future if the Company’s stock price falls again, an action which could have a material impact on the Company’s results of operations. As of June 30, 2009, the Company noted no indicators of goodwill impairment.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the quarter ended December 31, 2008, the market value of the Company, as determined by its publicly traded share price, fell below the carrying value of its assets. Due to this event the Company undertook a review to determine whether a further impairment test should be performed. As part of this review, the Company considered a number of factors including the length and severity of the decline in stock price and the underlying reasons. In addition, other factors such as the current operating performance of the Company, cash flow position and business outlook were considered. Based on its review, the Company determined that the decline in fair value had only recently occurred, was heavily influenced by outside factors impacting the overall financial markets, and its operating performance and business outlook were favorable. Therefore, no impairment of long-lived assets was considered to have occurred. As of June 30, 2009, the Company noted no indicators of long-lived asset impairment.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Changes in product warranty accrual for the nine months ended June 30, 2009 and 2008 were as follows:

	Warranty Accrual Balance at October 1,	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at June 30,
Fiscal 2009	$2,601	$(3,898)	$2,770	$1,473
Fiscal 2008	$1,673	$(3,620)	$3,333	$1,386

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the three and nine months ended June 30, 2009 and 2008 was comprised of the Company’s foreign currency translation adjustment, unrealized gains and losses related to the Company’s auction rate securities and a cumulative effect adjustment as a result of adopting SFAS 115-2.

The components of comprehensive income are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$11,676	$8,829	$34,512	$32,840
Other comprehensive income (loss):
Translation adjustment	109	3,384	(339)	11,888
Unrealized gain (loss) on auction rate securities	511	(242)	511	(821)

Total other comprehensive income	620	3,142	172	11,067

Total comprehensive income	$12,296	$11,971	$34,684	$43,907

The components of accumulated other comprehensive income are:

	June 30, 2009	September 30, 2008
Cumulative effect adjustment as a result of FSP 115-2 adoption	$(2,216)	$—
Translation adjustment	21,107	21,446
Unrealized gain on auction rate securities	511	—

Total accumulated other comprehensive income	19,402	21,446

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the condensed consolidated statements of operations. Foreign exchange transaction gains and losses are included in other income (expense) and were net losses of $160 and $837 for the three and nine months ended June 30, 2009, respectively, and $71 and $1,638 for the three and nine months ended June 30, 2008, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities is determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average number of common shares outstanding	24,926,606	24,907,085	25,002,300	24,773,436
Dilutive effect of potential common shares	464,930	717,330	367,550	588,596

Diluted weighted-average number of common and potential common shares outstanding	25,391,536	25,624,415	25,369,850	25,362,032

Potential weighted-average common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	83,129	80,421	294,921	132,482

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of June 30, 2009 and September 30, 2008, the Company had outstanding purchase and other commitments, primarily related to capital equipment projects which totaled $46,987 and $9,203, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of net income, subject to certain cumulative limits. These restrictions on net income as of June 30, 2009 and as of September 30, 2008 were $11,053 and $8,106, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 revises the approach to determining when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or “VIE”) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. SFAS 167 requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them. SFAS 167 is effective for the Company’s 2011 fiscal year. The Company does not believe that SFAS 167 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In June 2008, the FASB issued a FSP on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, which is October 1, 2009 for the Company, and interim periods within those fiscal years. The Company does not believe that FSP EITF 03-06-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued SFAS 157-2, Effective Date of SFAS 157 (“SFAS 157-2”), for nonfinancial assets and nonfinancial liabilities, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157-2 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which would be January 1, 2009 for the Company. In accordance with FASB Staff Position SFAS 157-2 the Company deferred the adoption of SFAS 157, Fair Value Measurements (“SFAS 157”) for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe that SFAS 157-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the Company. The Company does not believe that SFAS 141R will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company beginning October 1, 2009. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Significant Concentrations

Net sales to the Company’s four largest original equipment manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors as a percentage of total Company sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
OEM A	4%	17%	7%	23%
OEM B	7%	50%	12%	50%
OEM C	35%	12%	34%	11%
OEM D	50%	15%	43%	11%

During the three months ended June 30, 2009 and 2008, 77% and 93% of net sales, respectively, and during the nine months ended June 30, 2009 and 2008, 72% and 94% of net sales, respectively, were derived from sales to companies that provide products or services to the wireless industry. During the three months ended June 30, 2009 and 2008, 20% and 0% of net sales, respectively, and during the nine months ended June 30, 2009 and 2008, 24% and 1% of net sales, respectively, were derived from sales to companies in the consumer products industry. Both industries have been subject to economic cycles and have experienced periods of slowdown in the past.

3. Acquisition of Pelikon

In December 2008, the Company acquired Pelikon, which develops printed segmented electroluminescent display and keypad technologies primarily for use in cell phones, with the potential for future application to other electronic devices. The initial consideration for the purchase was $10,377, which consisted of notes payable to all former shareholders (the “Sellers”) of Pelikon and notes payable to certain unsecured debt holders (the “Lenders”) of Pelikon.

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

The total purchase price of Pelikon was as follows:

Fair value of notes issued to Selling Shareholders	$5,52042
Fair value of notes issued to Lenders	4,857
Direct transaction fees and expenses	892
Cash acquired	(20)

Total purchase price	$11,249

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The above purchase price has been allocated based upon the fair value of assets acquired and liabilities assumed. It was allocated as follows:

Inventories	$128
Other current assets	136
Property, plant and equipment	494
Intangible assets	6,800
Goodwill	4,217
Accounts payable	(336)
Current liabilities	(190)

Net assets acquired	$11,249

The unaudited condensed consolidated financial statements for the three months and nine months ended June 30, 2009 include the results of operations of Pelikon commencing as of the acquisition date. The acquisition of Pelikon was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

4. Related party transactions

During the three months ended June 30, 2009 and 2008, the Company recognized revenue and recorded purchases from and made other payments to the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS; (c) Wearnes Electronics Malaysia Sdn. Bhd. (“WEM”); and (d) Wearnes Global (Suzhou) Co. Ltd. As discussed in Note 1, Wearnes owned approximately 59% of the Company’s common stock as of June 30, 2009 and September 30, 2008. MFS is an indirect subsidiary of Wearnes.

During the three months ended June 30, 2009 and 2008, the Company purchased from MFS $883 and $2,931, respectively and during the three months ended June 30, 2009 and 2008, the Company sold $231 and $0, respectively, to MFS Technologies (Hunan) Co. Ltd.

During the nine months ended June 30, 2009 and 2008, the Company purchased from MFS $4,576 and $3,088, respectively and during the nine months ended June 30, 2009 and 2008, the Company sold $335 and $0, respectively, to MFS Technologies (Hunan) Co. Ltd.

Net amounts due from (due to) affiliated companies comprise the following:

	June 30, 2009	September 30, 2008
MFS Technologies (Hunan) Co. Ltd. (1)	$231	$1,130
MFS	$(767)	$(3,138)

(1)	Due from affiliates balances are included in other current assets on the balance sheet.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

5. Goodwill and intangible assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. The changes in the carrying amount of goodwill for the nine months ended June 30, 2009 were as follows:

	Balance at September 30, 2008	Pelikon Acquisition	Balance at June 30, 2009
Goodwill	$3,629	$4,217	$7,846

Intangible Assets

The Company’s intangible assets as of June 30, 2009 and September 30, 2008 were as follows:

	Balance at September 30, 2008	Intellectual Property Acquired	Accumulated Amortization (1)	Balance at June 30, 2009
Intangible Assets	$—	$6,800	$(755)	$6,045

(1)	Amortization from December 10, 2008 through June 30, 2009.

Amortization of intangible assets was $340 and $0 for the three months ended June 30, 2009 and 2008, respectively. Estimated future annual pre-tax amortization expense of intangible assets as of June 30, 2009, over the estimated useful life of five years is as follows:

Fiscal Years
2009 (remaining 3 months)	$340
2010	1,360
2011	1,360
2012	1,360
2013	1,360
Thereafter	265

Total	$6,045

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Notes payable consists of:	June 30, 2009
Sellers Promissory Notes payable for the purchase of 100% of the equity interest in Pelikon, plus accrued interest	$5,685

Lender Promissory Notes payable to debt holders of Pelikon, plus accrued interest	5,019

Total Notes payable	$10,704
Less: Current Portion	—

Notes payable net of Current Portion	$10,704

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

As collateral for its obligations under the Facility, the Company has granted BOA a security interest in all the assets of Multi-Fineline Electronix, Inc. and MFLEX Singapore (which does not include assets of any foreign subsidiary that is treated as a corporation for U.S. federal income tax purposes), except for its equipment, real property and intellectual property and 34% of the voting stock of each of its foreign subsidiaries. As collateral for its obligations under the facility, MFLEX Singapore has granted BOA a security interest in all of its assets, except for its equipment, real property and intellectual property. The Company has also guaranteed all of MFLEX Singapore’s obligations under the Agreement.

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

The Agreement also contains customary events of default including defaults related to the following, among other things: failure to make payments; breach of a representation or warranty; covenant breaches; judgments or loss or theft of collateral in excess of specified amounts; injunction or governmental pronouncement preventing the operation of the Borrowers’ business; criminal indictment of any Borrower or senior officer; change of control; insolvency; and Employee Retirement Income Security Act (“ERISA”) violations. An event of default is also triggered if the Singapore Minister of Finance declares MFLEX Singapore to be a “declared company” under the Singapore Companies Act. A “declared company” is one over which the Minister of Finance may exercise certain powers to investigate such company to protect the public, shareholders or creditors. Upon the occurrence and continuance of an event of default, BOA may, without notice or demand, declare all obligations under the Facility immediately due and payable, terminate or reduce the Revolver Commitment, adjust the borrowing base or proceed against the collateral, among other rights and remedies. The amount available to be drawn under the Facility was calculated to be $20,005 at June 30, 2009. As of June 30, 2009, the Company did not have any borrowings outstanding under the Facility.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In January 2009, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate amount of 200,000 Chinese Renminbi (“RMB”) ($29,274 at June 30, 2009). The lines of credit will mature in January 2010 and bear interest at a rate determined within the scope ruled by the People’s Bank of China (“PBOC”). The credit facilities contained covenants restricting the pledging of assets. As of June 30, 2009 and September 30, 2008, the Company had no borrowings outstanding under these, or their predecessor, lines of credit.

In July 2008, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,978 each at June 30, 2009). As of June 30, 2009, the lines of credit were to mature in July 2009. Pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate under the applicable credit line will be LIBOR (0.59500% at June 30, 2009), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the PBOC and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of specified events. These specified events include: (i) a significant adjustment in the country’s currency policy; (ii) significant change in MFC1 or MFC2’s financial position, business environment or marketplace or that of the Company as guarantor; (iii) MFC1 or MFC2 undergo a significant organizational change such as merger, termination, or divestiture; (iv) MFC1 or MFC2 do not use the facility according to the agreed terms or violate the terms of the facility; (v) there is damage or loss to pledged assets or hidden assets, withdrawn funds; (vi) MFC1 or MFC2 fail to meet its debt obligations; and (vii) other occasions or situations where in the analysis of SPDB, situations would lead to the reduction of MFC1 or MFC2’s debt re-payment ability. As of June 30, 2009 and September 30, 2008, the Company had no borrowings outstanding under these lines of credit. See Note 14 for details relating to the extension of these borrowing facilities subsequent to June 30, 2009.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2009	September 30, 2008	June 30, 2009	September 30, 2008
Line of credit (BOA)	$20,005	$—	$—	$—
Lines of credit (BC)	29,274	29,333	—	—
Lines of credit (SPDB)	21,956	22,000	—	—

	$71,235	$51,333	$—	$—

As of June 30, 2009, the Company is in compliance with all covenants under the lines of credit.

8. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and asset amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line. For the three and nine months ended June 30, 2009, net sales reflect certain sales related to customer purchase orders that were transferred from the U.S. geographic segment to the Singapore geographic segment. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales
United States	$24,672	$165,021	$235,136	$500,560
Singapore	146,923	—	320,413	—
Other	973	—	1,122	—
China	115,439	115,960	381,769	366,568
Eliminations	(113,474)	(113,358)	(373,181)	(351,418)

Total	$174,533	$167,623	$565,259	$515,710

Operating income (loss)
United States	$(4,859)	$4,899	$5,635	$16,054
Singapore	12,168	—	21,563	—
Other	(1,794)	—	(4,268)	—
China	7,317	4,865	20,159	28,088
Eliminations	(544)	93	(323)	673

Total	$12,288	$9,857	$42,766	$44,815

Depreciation and amortization
United States	$888	$795	$2,494	$2,480
Singapore	9	—	20	—
Other	444	—	1,052	—
China	9,080	6,722	26,785	18,768

Total	$10,421	$7,517	$30,351	$21,248

Capital expenditures for property, plant, and equipment
United States	$1,579	$156	$5,394	$1,152
Singapore	12	—	57	—
Other	892	—	2,611	—
China	4,255	21,546	8,393	33,028

Total	$6,738	$21,702	$16,455	$34,180

	As of June 30, 2009	As of September 30, 2008
Total assets
United States	$267,197	$382,229
Singapore	203,034	59,999
Other	15,139	—
China	171,263	204,250
Eliminations	(179,852)	(158,868)

Total	$476,781	$487,610

9. Equity incentive plans

Stock Options

Stock option activity for the nine months ended June 30, 2009 under the Company’s 1994 Stock Plan and 2004 Plan Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2008	1,155,412	$8.66
Granted	—	—
Exercised	(434,074)	4.26	$5,176
Forfeited	(30,596)	16.62

Options outstanding and exercisable at June 30, 2009	690,742	$11.07	$7,139	4.96

During the three and nine months ended June 30, 2009, the Company recognized compensation expense related to stock options of $25 and $288, respectively. During the three and nine months ended June 30, 2008, the Company recognized compensation expense related to stock options of $273 and $751, respectively. No unearned compensation existed at June 30, 2009 related to non-vested stock options.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Service and Performance-Based Restricted Stock Units

During the nine months ended June 30, 2009 and 2008, the Company made service-based restricted stock unit (“RSU”) grants equal to 238,721 and 254,343, respectively, shares of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

On June 11, 2008, the Company’s Board approved the grant of 22,000 performance-based RSUs to certain employees, including executive officers, under the 2004 Plan. These performance-based RSU’s vest and become fully exercisable subject to the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through March 31, 2011. In accordance with SFAS No. 123R, at the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of June 30, 2009, the Company reviewed each of the underlying performance targets related to its outstanding performance-based RSU grants and determined that 3,000 of the performance-based RSU’s did not vest due to performance metrics not being achieved. In addition, the Company determined that it was probable that an additional 9,000 of the performance-based RSU’s will not vest as the related performance metrics will not be achieved. Consequently, the compensation expense related to these performance-based RSU’s was reversed upon determination of non-achievement of the performance metrics.

RSU activity for the nine months ended June 30, 2009 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2008	404,731	$20.87
Granted	238,721	12.63
Vested	(141,650)	20.95
Forfeited	(35,983)	19.85

Non-vested shares outstanding at June 30, 2009	465,819	$16.71

The weighted-average remaining contractual life of non-vested RSUs outstanding was 8.57 years as of June 30, 2009. Unearned compensation of $5,136 existed at June 30, 2009, related to non-vested RSUs which will be recognized into expense over a weighted average period of 1.1 years. During the three and nine months ended June 30, 2009, the Company recognized compensation expense of $701 and $2,288, and recognized $732 and $1,764 of compensation expense during the three and nine months ended June 30, 2008, respectively. The Company currently anticipates making future grants of RSUs in lieu of stock options.

Stock Appreciation Rights

On December 5, 2008, the Company’s Board approved defined dollar value stock appreciation rights to be settled in Company common stock (“SSARs”) of $2,225, for certain employees, including executive officers, under the 2004 Plan. These SSARs will be granted in four tranches (on December 5, 2008 and March 5, June 5 and September 4, 2009, subject to certain requirements being met – each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR will have a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs that will be received by each participant, on each grant date, will be determined by dividing one-fourth of the defined dollar value set for each grantee by the

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

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

In accordance with SFAS No. 123R, the Company’s SSARs are treated as equity awards. The Company measures the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. The grant date fair value of SSAR awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair market values:

	December 5, 2008	March 5, 2009	June 5, 2009
Risk-free interest rate	1.61%	1.96%	2.56%
Expected dividends	—	—	—
Expected volatility	73.55%	73.53%	73.05%
Expected term (in months)	36	33	30

During the three and nine months ended June 30, 2009, the Company recognized compensation expense of $50 and $83 related to the initial SSARs grants on December 5, 2008, March 5, 2009, and June 5, 2009, which are being recognized over the vesting period. Unearned compensation as of June 30, 2009 was $661 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.3 years.

10. Income taxes

As of June 30, 2009, the liability for income taxes associated with uncertain tax positions decreased to $9,670 from $12,900 at September 30, 2008. As of June 30, 2009 and September 30, 2008, these liabilities can be reduced by $4,865 and $6,710, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $4,805 at June 30, 2009, and $6,190 at September 30, 2008, if recognized, would favorably affect the Company’s effective tax rate. During the three months ended June 30, 2009, the liability for income taxes associated with uncertain tax positions decreased by $2,800 due to an expiration of statute of limitation related to international tax position and decreased by $2,029 due to re-measurement of a liability associated with international tax position based on additional facts. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

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

(unaudited)

11. Long-lived asset impairment and restructuring

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

Long-Lived Asset Impairment

Based on the Company’s analysis of the net book value and fair market value of the Aurora Optical assets which were planned for sale, after deducting the net book value of assets being transferred to the Company’s Anaheim facility, the Company determined that the remaining assets of Aurora Optical were impaired, and recorded a pre-tax impairment charge of $2,000 in the fourth quarter of fiscal 2008, including $1,300 related to buildings, $600 for machinery and equipment and $100 for other assets. During the three months ended December 31, 2008, $3,527 of land and building and manufacturing equipment was classified as assets held for sale. During the three months ended March 31, 2009, the Company sold the Aurora Optical machinery and equipment previously classified as assets held for sale and recorded a gain of $197 on the sale, which was reported under impairment and restructuring costs. Based on an arms-length offer for the former Aurora Optical land and building received, an additional impairment charge of $110 was recorded during the quarter ended March 31, 2009. The added charge resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. As of June 30, 2009, $3,160, primarily related to land and buildings, was classified as held for sale. There were no impairments to long-lived assets during the quarter ended June 30, 2009.

Restructuring

Based on the Company’s analysis, a pre-tax restructuring charge comprised of severance, relocation, and other costs related to the closure of Aurora Optical was estimated at $540, of which $180 was recorded in the fourth quarter of 2008, with the remaining $360 recorded as incurred during the first quarter of fiscal 2009.

The $180 recorded in fiscal 2008 related to severance and outplacement charges and was accrued as of September 30, 2008. The following table reflects the movement activity of the restructuring reserve for the nine months ended June 30, 2009. There were no restructuring charges, utilization or adjustments during the three months ended June 30, 2009.

Severance and Outplacement Charges
Accrual Balance as of September 30, 2008	$180
Restructuring charges	311
Utilization	(366)
Adjustments	(98)

Accrual balance as of June 30, 2009	$27

12. Fair Value Measurements

On April 1, 2009, the Company adopted FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price.

On October 1, 2008, the Company adopted SFAS No. 157. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, the Company deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures its available for sale auction rate securities (“ARS”) as long-term investments at fair value. The ARS had an aggregate fair value of $11,545 at June 30, 2009, and $12,138 at September 30, 2008. The fair value of these investments is determined using models that consider various assumptions including current market prices of the underlying securities, contractual terms of the underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors.

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

Long term debt

Under the guidance of FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107” and “APB 28-1”), the Company is required to disclose the fair value of its financial instruments, including debt instruments on an interim basis. The Company, as a result of the acquisition of Pelikon, issued promissory notes as consideration for the purchase of 100% of the equity shares of Pelikon. The purchase agreement (the “Purchase Agreement”) established three pools of notes used as consideration: (1) Sellers Promissory Notes, (2) Lender Promissory Notes and (3) the Contingent Consideration Note. The Seller Promissory Notes and Lender Promissory Notes are due December 10, 2010 and accrue interest at six percent annually. The Contingent Consideration Note is binding on the Company, is payable to the Sellers (former shareholders of Pelikon) only if Pelikon achieves the unit sales/shipping targets specified in the Purchase Agreement, and is non-interest bearing. The fair value of the notes is estimated using projected future cash out flows based on the specific terms of each note pool and approximates carrying value as of June 30, 2009.

13. Share Repurchase Program

On December 5, 2008, the Company’s Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represents nine percent of the Company’s common stock outstanding as of November 30, 2008, as reported on the Company’s most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of June 30, 2009, the Company had repurchased a total of 562,500 shares, at a weighted average purchase price of $14.95 per share, for a total value of $8,410 pursuant to a 10b5-1 plan.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

14. Subsequent Events

For the period ending June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”), which was issued to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but prior to the financial statements actually being issued.

In July 2009, the Company entered into new loan agreements with SPDB, which extended the maturity date of its borrowing facilities for MFC1 and MFC2 to July 31, 2010 for 75,000 RMB each ($10,978 each at June 30, 2009). The previous facilities were due to expire on July 31, 2009. All other previously existing terms and conditions remained unchanged with this extension.

The Company notes that no other material events have taken place that would require specific disclosure from the date of the financial statements presented in the report herein through August 6, 2009, the date the financial statements were issued. The Company has not evaluated any subsequent events taking place after August 6, 2009 in the financial statements presented in this report.

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

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, consumer products, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and Research In Motion Limited and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Tech Full, and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We typically have numerous programs in production at any particular time. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. We consider this to be one of the critical accounting estimates used in the preparation of our financial statements, and believe the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on our consolidated results of operations and statement of position. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value. During the quarter ended December 31, 2008, our stock price, along with the stock market in general, declined, resulting in our market capitalization falling below our book value. We consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to us. During the quarter ended June 30, 2009, there were no triggering events that warranted a goodwill impairment analysis.

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	85.7	86.2

Gross profit	14.3	13.8
Operating expenses:
Research and development	0.8	0.4
Sales and marketing	3.0	3.0
General and administrative	3.5	4.5
Impairment and restructuring expense	—	—

Total operating expenses	7.3	7.9

Operating income	7.0	5.9
Interest income	0.1	0.3
Interest expense	(0.1)	(0.0)
Other (expense) income, net	(0.1)	0.0

Income before income taxes	6.9	6.2
(Benefit from) provision for income taxes	0.2	0.9

Net income	6.7%	5.3%

Net Sales. Net sales increased to $174.5 million for the three months ended June 30, 2009, from $167.6 million in the three months ended June 30, 2008. The increase of $6.9 million, or 4%, was primarily attributable to an increase in average unit sales prices resulting from added material content, partially offset by reduced unit volume shipments. Sales into the consumer products sector were $35.3 million for the three months ended June 30, 2009, up from $0.6 million for the three months ended June 30, 2008, driven primarily by the ramp up in unit volume shipments to one of our key customers related to new programs that were started in fiscal 2008. This sector accounted for approximately 20% and 0% of total net sales for the three months ended June 30, 2009 and 2008, respectively, and is a result of our on-going efforts to diversify both our customers and the market sectors into which we sell.

Net sales into the wireless sector decreased to $134.3 million for the three months ended June 30, 2009, from $155.8 million during the three months ended June 30, 2008. The decrease of $21.5 million, or 14%, versus the comparable period of the prior year was primarily due to decreased unit volume shipments as a result of reduced demand from two of our major customers, partially offset by an increase in sales to another major customer. Sales into the wireless sector comprised 77% and 93% of total net sales for the three months ended June 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to approximately 85.7% for the three months ended June 30, 2009 versus 86.2% for the three months ended June 30, 2008. Factors impacting cost of sales included increased material content on newer programs, offset by improved manufacturing yields and labor efficiencies. Smart phones and other wireless products typically have high material requirements due to the increased functionality of those devices.

Gross profit increased to $25.0 million for the three months ended June 30, 2009, versus $23.2 million in the comparable period in the prior year, an increase of approximately 8%. As a percentage of net sales, gross profit increased to approximately 14.3% for the three months ended June 30, 2009 from 13.8% for the three months ended June 30, 2008.

Research and Development. Research and development expense increased to $1.5 million for the three months ended June 30, 2009, from $0.6 million in the comparable period in the prior year, an increase of 150%. The increase was primarily due to an increase in compensation and benefits expenses related to increased headcount, bonus accruals of $0.4 million, increased depreciation expense of $0.1 million on research and development equipment purchases, increased purchases of test materials of $0.1 million, and $0.3 million on other research and development expenses. Our research and development activities focus on new technologies, primarily those which are expected to provide for additional miniaturization, cost reduction, and differentiation from our competition, as well as activities related to Pelikon Limited (“Pelikon”). We expect these expenses to continue to grow as we focus on expanding our product development activities.

Sales and Marketing Expense. Sales and marketing expense increased to $5.2 million during the three months ended June 30, 2009 from $5.1 million during the three months ended June 30, 2008. As a percentage of net sales, sales and marketing expense was 3.0% for both the three months ended June 30, 2009 and June 30, 2008. Changes include a $0.6 million increase in compensation and benefit expense due to headcount to support expanded program management activities, a $0.3 million increase in information technology and human resource support expenses due to expanded infrastructure growth, and a $0.1 million increase in other sales and marketing expenses. These increases were offset by a $0.9 million decrease in commissions due to a change in customer mix.

General and Administrative Expense. General and administrative expense decreased to $6.1 million during the three months ended June 30, 2009, from $7.6 million for the comparable period in the prior year, a decrease of $1.5 million or 20%. As a percentage of net sales, general and administrative expense declined to 3.5% versus 4.5% for the comparable period of the prior year. This was primarily attributable to $1.3 million for information technology and human resource expenses as activities were shifted to support expanded manufacturing operations and infrastructure growth in other areas and reduced compensation expenses of $0.2 million.

Interest Income. Interest income decreased to $0.1 million for the three months ended June 30, 2009, from $0.4 million for the three months ended June 30, 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.3 million for the three months ended June 30, 2009, from less than $0.1 million for the three months ended June 30, 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon and unused line fees on our bank loan facilities.

Other (Expense) Income, Net. Other (expense) income, net changed to a net expense of $0.2 million for the three months ended June 30, 2009, from net income of less than $0.1 million for the comparable period in the prior year. This change from income to expense is primarily attributable to the movement of the U.S. dollar against the Chinese Renminbi (“RMB”) and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended June 30, 2009 was 2% versus 14% for the comparable period in the prior year. The tax rate declined primarily as a result of the recognition of discrete tax benefits of $3.4 million due to the expiration of a statute of limitation related to an international tax position and $0.8 million due to re-measurement of a liability associated with an international tax position. The Company also recognized a discrete tax expense during the three months ended June 30, 2009 of $1.2 million due to a change in tax regulations enacted and effective during 2009. The prior year tax rate benefited from an increase in income generated in a lower tax jurisdiction and decrease in income generated in a higher tax jurisdiction in the period.

Comparison of the Nine Months Ended June 30, 2009 and 2008

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	85.4	83.9

Gross profit	14.6	16.1
Operating expenses:
Research and development	0.7	0.3
Sales and marketing	2.9	2.8
General and administrative	3.4	4.3
Impairment and restructuring expense	—	—

Total operating expenses	7.0	7.4

Operating income	7.6	8.7
Interest income	0.1	0.2
Interest expense	(0.1)	(0.0)
Other expense, net	(0.2)	(0.3)

Income before income taxes	7.4	8.6
Provision for income taxes	1.3	2.2

Net income	6.1%	6.4%

Net Sales. Net sales increased to $565.3 million in the nine months ended June 30, 2009, from $515.7 million in the nine months ended June 30, 2008. The increase of $49.6 million, or 10%, was primarily attributable to an increase in average unit sales prices resulting from added material content, partially offset by reduced unit volume shipments. Sales into the consumer products sector were $135.9 million for the nine months ended June 30, 2009, up from $3.3 million for the nine months ended June 30, 2008. The increase was driven primarily by increases in unit volume shipments to one of our key customers related to several programs that were started in fiscal 2008. Shipments into the consumer products sector accounted for approximately 24% and 1% of total net sales for the nine months ended June 30, 2009 and 2008, respectively.

Net sales into the wireless sector decreased to $408.0 million for the nine months ended June 30, 2009, from $483.0 million in the nine months ended June 30, 2008. The decrease of $75.0 million, or 16%, versus the comparable period of the prior year was primarily due to reduced unit volume shipments to two of our major customers as a result of reduced demand, partially offset by an increase in sales to another major customer. Sales into the wireless sector comprised 72% and 94% of total net sales for the nine months ended June 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.4% for the nine months ended June 30, 2009, versus 83.9% for the comparable period in the prior year. The increase in cost of sales as a percentage of net sales of 1.5% was primarily attributable to the increase of average material content as a percent of sales from new programs in the current fiscal year and cost reductions from improved manufacturing yields resulting from operational improvement initiatives.

Gross profit decreased to $82.7 million for the nine months ended June 30, 2009, versus $82.9 million in the comparable period in the prior year, a decrease of less than 1%. As a percentage of net sales, gross profit decreased to 14.6% for the nine months ended June 30, 2009 from 16.1% in the comparable period in the prior year.

Research and Development. Research and development expense increased to $3.9 million for the nine months ended June 30, 2009, from $1.7 million in the comparable period of the prior year, an increase of 129%. The increase was primarily due to an increase in compensation and benefits of $1.0 million resulting from headcount and salary increases related to our increased emphasis on expanding our research and development activities in Anaheim and in our Pelikon subsidiary, increased depreciation of $0.4 million on research and development equipment purchases, increased purchased materials of $0.2 million related to research and development activities, $0.3 million for increased information technology and human resource support expenses due to expanded activities, and $0.3 million of other research and development expenses.

Sales and Marketing Expense. Sales and marketing expense increased by $2.4 million to $16.6 million in the nine months ended June 30, 2009, from $14.2 million in the comparable period in the prior year, an increase of 17%. The increase is primarily attributable to a compensation and benefits expense increase of $2.5 million, as a result of headcount growth, $0.7 million for information technology and human resource support expenses to support the expanded infrastructure, $0.3 million related to travel expenses, and a net increase of $0.3 million from other sales and marketing expenses. These increases were partially offset by reduced commissions expense of $1.4 million due to a change in customer mix and a new negotiated sales commission structure. As a percentage of net sales, sales and marketing expense increased to 2.9% versus 2.8% in the same period of the prior year.

General and Administrative Expense. General and administrative expense decreased by $2.8 million to $19.4 million in the nine months ended June 30, 2009, from $22.2 million in the comparable period in the prior year, a decrease of 13%. The decrease was primarily attributable to a decrease of $3.2 million for information technology and human resource expenses, as activities were shifted to support expanded manufacturing operations and infrastructure growth and a net decrease of other general and administrative expenses of $0.2 million, partially offset by an increase in compensation and benefits expense of $0.6 million due to the increase in salaries and headcount at various locations to support business growth. As a percentage of net sales, general and administrative expense decreased to 3.4% of net sales for the nine months ended June 30, 2009 from 4.3% for the comparable period of the prior year, attributable to the favorable leveraging impact on our operating expenses from the increased net sales.

Restructuring Cost. During the nine months ended June 30, 2009, we recorded a net restructuring charge of $0.1 million which consisted of $0.3 million related to the restructuring of our wholly owned subsidiary, Aurora Optical, in Tucson, Arizona, offset by a gain of $0.2 million related to the sale of equipment. No charges were recorded during the comparable period of the prior fiscal year.

Interest Income. Interest income decreased to $0.8 million for the nine months ended June 30, 2009, from $1.3 million for the nine months ended June 30, 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.5 million for the nine months ended June 30, 2009, from $0.1 million for the nine months ended June 30, 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon and unused line fees on our bank loan facilities.

Other Expense, Net. Other expense, net decreased to $1.5 million for the nine months ended June 30, 2009, from $1.7 million for the comparable period in the prior year. The reduced expense was primarily attributable to a decrease in net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the nine months ended June 30, 2009, was 17% versus 26% for the comparable period in the prior year. The tax rate declined primarily as a result of the recognition of discrete tax benefits of $3.4 million due to the expiration of a statute of limitation related to an international tax position and $0.8 million due to re-measurement of a liability associated with an international tax position. The Company also recognized a discrete tax expense during the nine months ended June 30, 2009 of $1.2 million due to a change in tax regulations enacted and effective during 2009.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. This instability could affect the prices at which we could make any such sales, which could also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

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

During the nine months ended June 30, 2009, net income of $34.5 million, adjusted for depreciation and amortization, gain on equipment disposal, stock-based compensation expense and related tax benefit, deferred taxes, impairments and provision for doubtful accounts, generated $69.0 million of operating cash. This amount was increased by $16.2 million generated from working capital.

Depreciation and amortization expense was $30.4 million for the nine months ended June 30, 2009, versus $21.2 million in the comparable period in the prior year due to the increased fixed asset base, mainly at MFC2.

Changes in the principal components of working capital for the nine months ended June 30, 2009, were as follows:

Net accounts receivable decreased 28% to $117.6 million at June 30, 2009, from $162.4 million at September 30, 2008. The decrease in outstanding accounts receivable was primarily attributable to reduced sales in the current quarter compared to the fourth quarter of fiscal 2008 as a result of decreased unit volume shipments and improved days sales outstanding as a result of increased collections activity during the three months ended June 30, 2009.

Inventory decreased 46% to $32.0 million at June 30, 2009, from $59.8 million at September 30, 2008. The principal reason for the decrease relates improved inventory management as the result of the implementation of just-in-time delivery arrangements with raw material vendors, reduced work-in-process cycle times and reduced inventory deliveries during the nine months ended June 30, 2009. In addition, inventory balances were high at the end of September 30, 2008 in anticipation of the high first quarter sales backlog.

Accounts payable decreased 30% to $90.5 million at June 30, 2009, from $128.6 million at September 30, 2008, as a result of reduced inventory deliveries at the end of the current fiscal quarter on the lower business volumes. Accounts payable balances were higher at the end of September 30, 2008, as a result of increased inventory purchases in the fourth fiscal quarter of 2008 in anticipation of the high first quarter sales backlog.

Our principal investing and financing activities for the nine months ended June 30, 2009, were as follows:

Net cash used in investing activities was $13.7 million for the nine months ended June 30, 2009. Purchases of property and equipment included $13.9 million of payments for capital equipment, which were primarily related to manufacturing capacity expansion and research and development at MFI, MFC1 and MFC3, deposits of $0.8 million for fixed asset purchases and $0.7 million for purchased software. Cash used in investing activities also included $0.9 million paid for the acquisition of Pelikon, net of cash received.

As of June 30, 2009, and September 30, 2008, we had outstanding purchase commitments related to expansion activities at various locations in Suzhou, China, and for research and development related equipment purchases at our Anaheim, California facility which totaled $46.0 million and $9.2 million, respectively. In conjunction with our acquisition of Pelikon, additional Contingent Consideration may be paid based on the net amount of sales for certain products, during calendar years 2009 and 2010. Any Contingent Consideration paid shall not exceed $2.2 million in 2009 and $7.2 million in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods.

Net cash utilized by financing activities was $6.5 million for the nine months ended June 30, 2009. During the nine months ended June 30, 2009, we repurchased a total of 562,500 shares of our common stock for a total value of $8.4 million pursuant to a 10b5-1 plan, offset by $1.9 million provided by proceeds from stock option exercises and the tax benefit related to those exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2009, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $492.9 million, or 87%, of total shipments to these foreign manufacturers for the nine months ended June 30, 2009, were made in U.S. dollars. The balance of our net sales is denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.83 RMB per U.S. dollar for the nine months ended June 30, 2009. We are subject to a 0.3% maximum daily appreciation against the U.S. dollar. To date, we generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. dollars, eliminating much of the need to hedge. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

As a result of the liquidity issues experienced in the global credit and capital markets, during 2008 auctions for investment in auction rate securities held by us failed. An auction fails when there is insufficient demand. However, a failed auction does not represent a default by the issuer. Due to the current absence of a liquid market, we have reclassified our investments in auction rate securities from current assets to non-current assets in our condensed consolidated balance sheet. When liquidity for these types of investments returns in the market, we intend to sell these investments or reclassify them back to current assets. The issuer of these securities could also potentially agree to redeem these securities in the future. We do not believe that the lack of liquidity relating to auction rate securities will have an impact on our ability to fund operations.

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As of June 30, 2009, the fair value of our auction rate securities of $11.5 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, and as a consequence of our belief that the impairment is of a temporary nature and non-credit loss related, we have reclassified the aggregate charges of $2.2 million from our results of operations to accumulated other comprehensive income, and recorded a gain of $0.5 million in accumulated other comprehensive income during the quarter ended June 30, 2009.

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

For the three and nine months ended June 30, 2009, 77% and 72% of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 20% and 24% of our net sales were derived from sales to companies that provide products to the consumer products industry during those same periods. In general, the wireless and consumer products industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion LTD and Sony Ericsson Mobile Communications. For both the three and nine months ended June 30, 2009, approximately 96% of our net sales were to these four customers in the aggregate. In addition, 45%, 57% and 86% of our net sales in each of the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were to one customer (not the same customer in each of the three years), and 83% and 85% of our net sales were to two of our customers in each of the second and third quarters of fiscal 2009. The loss of one of these major customers or a significant reduction in sales to any of them would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our earnings.

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

Problems with manufacturing yields and/or our inability to ramp up production could impair our ability to meet customer demand for our products.

We could experience low manufacturing yields due to, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, or the learning curve experienced during the initial and ramp up stages of new product introduction. If we cannot achieve expected yields in the manufacture of our products, this could result in higher operating costs, which could result in higher per unit costs, reduced product availability and may be subject to substantial penalties by our customers. Reduced yields can significantly harm our gross margins, resulting in lower profitability or even losses. In addition, if we were unable to ramp up our production in order to meet customer demand, whether due to yield or other issues, it would impair our ability to meet customer demand for our products, and our net sales and profitability would be negatively affected.

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

Furthermore, we have experienced higher than average employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring these employees have increased over the past several years. The high turnover rate and our difficulty in recruiting and retaining employees have resulted in an increase in our expenses related to recruitment and training of qualified employees and a continuation of this trend could result in even higher costs for us.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

Generally, we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer, and from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, certain of our suppliers reduced their capacity in connection with the economic slowdown and we have recently experienced shortages in flexible printed circuit materials due to such reduction in capacity. In addition, we have previously experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays could occur in future periods. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

We have operations in a number of countries, including the United States, the United Kingdom, The Netherlands, China, Malaysia and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic instability;

•	restrictions on our ability to repatriate earnings;

•	unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	limited intellectual property protection;

•	longer payment cycles;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

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

In addition, our activities in China are subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure required governmental approval for our activities or facilities. For example, in 2007 we were informed that one of our facilities in China no longer meets the current fire department regulations. If we were required to take immediate corrective action, it could adversely affect our ability to maintain or expand our operations at that facility and/or increase our costs. In addition, certain of our insurance policies may be deemed to be ineffective without a current fire certificate.

We are in the process of increasing our manufacturing capacity, and we may have difficulty managing these changes.

We have been engaged in a number of manufacturing expansion projects, including a new MFC3 manufacturing facility, the addition of satellite facilities in Suzhou, China and the establishment of manufacturing functions in Malaysia. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations. Although we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins. For example, we recently began construction on our MFC3 facility, which involves aggregate costs of approximately $24 million, although we may delay construction in our discretion.

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

WBL Corporation Limited beneficially owns approximately 59% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“Wearnes”) beneficially owns approximately 59% of our outstanding common stock and we expect to be a principal subsidiary of Wearnes for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, Wearnes has influence over our management, operations and potential significant corporate actions. For example, so long as Wearnes continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as Wearnes effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce Wearnes’ effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, Wearnes could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Wearnes could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock.

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

Global financial and credit markets recently have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak. The instability of the markets and weakness of the economy could affect the demand for our customers’ products, the amount, timing and stability of their orders to us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us. These factors could adversely affect our operations, earnings and financial condition.

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

We incurred an other-than-temporary impairment charge in our condensed consolidated statement of operations during the quarter ended December 31, 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in the future.

Our investments consist of auction rate securities issued by state agencies, which are collateralized by student loans. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (every twenty-eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interest at par. As a result of current negative conditions in the global credit markets, during the second quarter of our fiscal 2008, auctions for investment in these securities, including the auction rate securities we hold, continued to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and we determined to reclassify these investments as long-term investments instead of short-term investments during the second quarter. Our long-term investments at June 30, 2009 represented $11.5 million of auction rate securities net of aggregate charges of $2.2 million, originally recorded in our results of operations, that were reclassified from retained earnings to accumulated other comprehensive income, and a gain of $0.5 million in accumulated other comprehensive income during the quarter ended June 30, 2009.

We determined the fair value of these securities using a model that calculates the present value of the expected future cash flows from the securities and other indications of value. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. If the current market conditions deteriorate further such that these investments remain illiquid or recovery in market values does not occur, the value of these securities may decline further such that we may be required to record additional unrealized or realized losses for impairment, with such losses reducing our net income.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax holidays and other tax incentives for certain of our operations in Asia, including a tax holiday for our second manufacturing facility in China, MFC2, and a tax incentive for our facility in Singapore. However, any tax holidays we may receive may be challenged, modified or even eliminated by taxing authorities or changes in law. Our taxes could increase if tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March of 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits and in light of recent proposed tax law changes in the United States, it is possible our tax rates in future periods may increase.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the nine months ended June 30, 2009, our common stock traded between $7.40 and $22.93 per share. Factors that could affect the trading price of our common stock include:

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(11)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(12)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
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

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2009.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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
(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 6, 2009	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)	1994 Stock Plan of the Company, as amended.

10.3(5)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 by and among Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.21(4)	Form of Restricted Stock Unit Agreement.

10.38(6)	Master Purchase Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(9)	Form of Stock Appreciation Right Agreement.

10.46(9)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(10)	Master Development and Supply Agreement by and between Apple Computer Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(7)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(11)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd, Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(12)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(8)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(8)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
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

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2009.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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
(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.