Form 10-K
period 2009-09-30
MULTI FINELINE ELECTRONIX INC
filed 2009-11-17
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ Global Select Market on March 31, 2009) was $161,582,764. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2009 was 25,200,976.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders expected to be held in March 2010.

Multi-Fineline Electronix, Inc.

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—”Business,” Item 1.A—”Risk Factors” and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Anaheim, California; Suzhou, China; Pontian, Malaysia; Cambridge, England; and Singapore, we offer a global service and support base for the design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include feature phones, smart phones, consumer electronic devices, portable bar code scanners, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”), who produce devices such as feature phones and smart phones and to electronic manufacturing services (“EMS”) providers, whom typically perform the final assembly of such devices. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers, facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We are party to several contracts with our customers. These contracts generally provide that we will manufacture products for the customers against purchase orders delivered by the customers. The contracts provide for no minimum purchase obligations, but do generally contain terms regarding timing of payment, product delivery, product quality controls, confidentiality, ownership of intellectual property and indemnification. Additional terms may also be included in specific purchase orders. Some of these contracts also contain provisions that require us to pay damages if we fail to perform our obligations under the contracts.

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

Our growth has been due, in part, to our early supplier involvement allowing our engineers to gain an understanding of the application and use of the customers’ circuits. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Vertically integrated flex circuit manufacturing, assembly, and tooling operations have allowed us to offer superior lead time support to facilitate customer requirements.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: three located in the Peoples’ Republic of China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”), and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: Pelikon Limited (“Pelikon”); except where it is made clear that the term means only the parent company.

Industry Background

We believe that the global market for flexible printed circuits will continue to grow over the coming years as consumers continue to demand smaller, more functional devices. Given inherent design and cost advantages of flexible printed circuits, they continue to be a favored solution for electronics manufacturers who are striving to increase the features and functionality of electronic devices while optimizing the size, shape and weight of such devices. Asia is one of the largest and fastest growing markets for flexible printed circuits, largely because of two trends that occurred in the early 1990s: the outsourcing by OEMs of their manufacturing needs and the shifting of manufacturing facilities from the United States to Asian countries.

Historically, electronics manufacturers have relied upon rigid printed circuit boards to provide the electrical interconnections between the components in electronics devices. Rigid printed circuit boards consist of boards that contain multiple transistors, microprocessors and other components that are connected by copper wires embedded on the circuit board. Given that the rigid printed circuit boards cannot bend or twist and are thicker and heavier than flexible circuit boards, they inherently limit the design options available to engineers. For example, in order to design and build “flip-phone” style feature phones, engineers had to create a method to connect the rigid printed circuit board in the base of the phone with the rigid printed circuit board in the screen.

Copper wires could not be used because they are subject to failure as a result of stress from the constant bending and flexing of the wires; therefore, design engineers had to look to new materials to provide a means of electrical interconnection between the various components of the device.

To address this need, companies such as MFLEX began to design flexible printed circuits and flexible printed circuits containing components, or component assemblies, to serve as electrical interconnections. These flexible printed circuits can twist, bend and flex in a device while connecting the components of the device. In addition to these functionality advantages, flexible printed circuits and component assemblies enable OEMs, EMS providers and display manufacturers to design and construct modular components that can be incorporated into the final product, which in turn reduce the complexity of the assembly of the final product, reduce the manufacturing costs and facilitate user interfacing with the electronic device. As a result, manufacturers can reduce the number of assembly operations required for a product and improve the efficiency of their supply chains.

We believe that the overall market for flexible printed circuits and component assemblies is poised for substantial growth over the next several years as a result of favorable technological and market developments, including:

•

Miniaturization, Portability and Complexity of Electronic Devices. As electronic devices become more functional, complex and compact, product size becomes a principal design limitation. From an engineering standpoint, flexible printed circuits possess enhanced heat dissipation properties because they are thinner than rigid printed circuit boards and may provide higher signal integrity interconnection. As a result, the electronics industry has relied increasingly upon flexible printed circuits and component assemblies. For example, the placement of chips and user interface components, such as low profile switches, touch sensing related components, etc. on the flexible printed circuit enables OEMs to increase functionality and improve packaging characteristics while managing time-to-market for their products in an overall cost-effective manner. Moreover, as electronics companies develop increased functionality for semiconductors, the traditional packaging and mounting technologies are becoming obsolete.

•

Outsourcing. Electronics companies continue to rely heavily upon outsourcing to technically qualified, strategically located manufacturing partners that provide integrated, end-to-end flexible printed circuit and component assembly solutions comprised of design and application engineering, prototyping and competitive high-volume production services. By employing these end-to-end manufacturers, electronics companies are able to reduce time-to-market, avoid product delays, reduce manufacturing costs, minimize logistical problems and focus on their core competencies.

•

Expanding Markets and Flexible Component Demand. The global demand for wireless communication and other consumer electronics products and the complexity of these devices are increasingly driving the demand for more complex flexible printed circuits and component assemblies. Electronics companies have discovered that they can increase the functionality of flexible printed circuits and reduce the number of required interconnects by mounting components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits and optical sensors, to the flexible printed circuits. We believe that the application of flex assemblies in wireless and other electronic devices is expanding rapidly, which could result in significantly more flex assemblies per device than have been used in previous-generation product applications.

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe our competitive strengths, which differentiate us from other traditional contract manufacturers, include:

•	Our Seamless and Efficient End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, integrated end-to-end flexible printed circuit solution for our customers, ranging from design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider for their flexible printed circuit requirements, our customers can benefit from opportunities for more robust product designs and process optimization during the development phase. This, in turn, frequently leads to production cost savings and quicker time-to-market. We possess the expertise and capabilities to provide a seamless, integrated end-to-end solution that provides our customers with the ability to leverage any one or more of our facilities to meet their global requirements.

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

•

Our Manufacturing Capabilities. We maintain manufacturing facilities in Malaysia and China. Our U.S. operations primarily provide research and development, design and application engineering and prototype manufacturing. Our China operations are organized to concentrate on ramping up production of new products from prototype stage to high volume, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. Our Malaysia operations are still in the start-up phase and we expect to transfer some of our specialty assembly manufacturing to this facility as well as provide production volume support for our Pelikon subsidiary. We are also continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to the market and lower the overall costs of our products. We expanded our manufacturing facilities and capital equipment at our second manufacturing facility in China, MFC2, in October 2006 and further expanded our assembly operations to satellite facilities during fiscal 2009 and 2008 which increased our manufacturing capacities substantially in China, and enabled us to take on additional high-volume manufacturing programs. We are also currently in the process of constructing a new facility in Suzhou, China (MFC3), and have identified a site in Chengu, China as an option to further expand our operations as appropriate. While we believe our Chinese and Malaysian manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

•

Our Forward Integration in the Value Chain. We have implemented a strategy of upward integration focusing on the value-added services that we provide to our customers, design and application engineering and component assembly, rather than only concentrating on acquiring the capabilities to produce the materials used to manufacture flexible printed circuits. By employing suppliers to provide us with raw materials, we have avoided unnecessary capital equipment and research and development costs and have focused more intensely on the integral steps in the manufacturing process, from design and prototyping to high-volume manufacturing and component assembly. The result of this strategy has been superior design and application engineering expertise, strong customer relationships and yearly sequential net sales growth.

•

Our Management Experience and Expertise. Many members of our management team have been with us for twelve years or more. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in our Chinese operations to serve the needs of multinational OEMs and EMS providers; and adopting a forward integration strategy in order to focus on the engineering and assembly needs of our customers.

Business Strategy

Our objective is to continue to expand our product offering to become a global provider of electronic products packaging technology and manufacturing by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies as the essential ingredients. To achieve our objective, we intend to pursue the following strategies:

•

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing. In addition, we intend to leverage our value-added services, which include design and application engineering and turnkey component assembly, to help solve our customers’ product design challenges and to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By focusing on customers’ product applications and providing them with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that we can continue to grow our market share by eliminating the need of our customers to negotiate with multiple vendors and therefore reduce the time-to-market for their products.

•

Support the Development of Applications for Flexible Printed Circuit Technology in New Markets. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend towards miniaturization will continue to drive the growth of flexible printed circuits in many industries that we currently do not serve. To address these new market opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry, where size, shape and weight are primary drivers of product development.

•

Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets, penetrating new markets and partnering with customers in the early stage design of their products, we will both continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture market share in the sectors we serve and attract companies from other markets of the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•

Diversify Our End Customers. We primarily serve the wireless and consumer electronics markets. We plan to leverage our internal sales force comprised of design and application engineers with our existing outside non-exclusive sales representatives to attract new customers in the wireless sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies.

•

Increase Manufacturing Capacity and Capabilities. We continue to improve our manufacturing capabilities and cost reduction efforts by transitioning our Anaheim, California facilities to a research and development and prototype facility. This transition will allow us to concentrate on expanding our engineering capabilities and manufacturing facilities in Asia, while enhancing capabilities and innovation at our Anaheim facilities. In addition, MFC2 has been specifically designed and equipped for complex programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. This capability allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication. In addition, the construction of MFC3, our third manufacturing facility in Suzhou, China, is expected to allow us to transition the operations of our original China facility, MFC1, to a new state-of-the-art flex fabrication facility which we expect to go on line during the second half of fiscal year 2010.

•

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies to be able to offer differentiated solutions to our customers. An example is our SmartInk™ technology, which we obtained as part of our acquisition of Pelikon. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

Products

Our design and application engineering expertise enables us to offer flexible printed circuit and value-added component assembly solutions for a wide range of electronic applications. We offer products in a broad range of markets, including feature phones and smart phones, portable consumer electronic devices, portable bar code scanners, computer/data storage and medical devices.

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

Flexible Printed Circuit Assemblies. Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits, cameras and optical sensors, to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures. Connector selection is also important in determining the signal integrity of the overall assembly, a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from ordinary passive components to advanced and sophisticated surface mount components.

Customers

Our customers include leading OEMs, EMS providers and display manufacturers in a variety of sectors of the electronics industry. These sectors include feature phones and smart phones, portable consumer electronic devices, portable bar code scanners, computer/data storage and medical devices. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which frequently results in the customer placing our product designs on the customers’ design specifications and can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers and display manufacturers to purchase our products to be incorporated into the OEM’s product. Some examples of EMS providers we sell to include Foxconn and Flextronics. Our relationships with EMS providers and display manufacturers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2009, approximately 96% of our net sales were to four customers in the aggregate. In addition, 43%, 45% and 57% of our net sales in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were to one customer (not the same customer in each of the three years), and 80%, 65% and 82% of our net sales were to two of our customers in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Over recent years, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that generally experience their highest sales activity during the calendar year-end holiday season. As a result, we typically experience a decline in our second fiscal quarter sales as the holiday period ends. However, this pattern may not continue. Our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities in the United States and Asia enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2009, we derived 9% of our net sales from shipments into the United States and 91% of our net sales from shipments outside the United States. For both the fiscal years ended September 30, 2008 and 2007, we derived 9% of our net sales from shipments into the United States and 91% of our net sales from shipments outside the United States.

For the fiscal year ended September 30, 2009, 14% of our net sales were shipped to Hong Kong, 42% of our net sales were shipped to China, 3% of our net sales were shipped to Malaysia and Singapore, 11% of our net sales were shipped to Europe and 30% of our net sales were shipped to North America (including Canada and Mexico). For the fiscal year ended September 30, 2008, 22% of our net sales were shipped to Hong Kong, 26% of our net sales were shipped to China, 28% of our net sales were shipped to Malaysia and 14% of our net sales were shipped to North America (including Canada and Mexico). For the fiscal year ended September 30, 2007, 25% of our net sales were shipped to Hong Kong, 36% of our net sales were shipped to China, 1% of our net sales were shipped to Japan, 13% of our net sales were shipped to Malaysia and 18% of our net sales were shipped to North America.

Sales and Marketing

We sell our products primarily through our global sales and program management organizations, who meet regularly with our customers and potential customers to assist in developing and integrating enabling technologies that add the highest value by providing electronic packaging solutions which allow customer differentiation and market advantage. By utilizing market and product teams in each sector of the electronics industry that we target, we have successfully expanded our market penetration by leveraging our design and application engineers within each of these teams.

We then design and manufacture our products to agreed-upon customer specifications. As of September 30, 2009, we engaged the services of 10 non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Six of these sales representatives were located throughout the United States, three of these sales representatives were located throughout Korea, and we also had one sales representative in China. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2009, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $274.5 million. We expect to ship this entire backlog during fiscal year 2010. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2008 and 2007, our backlog was $159.5 million and $164.1 million, respectively.

Technology

We are a global provider of single, double-sided, multi-layer and air-gapped flexible printed circuit technology, component assemblies and rigid-flex circuits. Our process technology includes proprietary processes and chemical recipes, which coupled with our design expertise, unique customized fixtures and tooling and manufacturing experience, enables us to deliver high-unit volumes of complex flexible printed circuits and component assemblies at cost-effective yields.

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

In the future, we may encounter disputes over rights and obligations concerning intellectual property and we cannot provide assurance that we will prevail in any such intellectual property dispute.

Suppliers

We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources, including E.I. DuPont de Nemours & Co., Mitsui Plastics, Murata Electronics Trading and from two of our OEM customers, Sony Ericsson and Motorola. For components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

Competition

The flexible printed circuit market is extremely competitive, with a variety of large and small companies offering design and manufacturing services. The flexible printed circuit market is differentiated by customers, applications and geography, with each niche requiring specific combinations of complex packaging and interconnection. We believe that our ability to offer an integrated, end-to-end flexible printed circuit solution has enabled us to compete favorably with respect to design capabilities; product performance, reliability and consistency; price; customer and application support; and resources, equipment and expertise in component assembly on flexible printed circuits.

We compete on a global level with a number of leading Asian providers, such as Flextronics, Young Poong Electronics (Interflex), Foxconn Electronics, Inc., HI-P Shanghai Co. Ltd., Career Technologies, Sumitomo Bakelite, and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

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

Employees

As of September 30, 2009, we employed approximately 13,000 full-time employees and 2,400 contract employees. This includes approximately 200 full-time employees in the United States, 12,700 full-time employees and 2,350 contract employees in China, and 100 full-time employees and 50 contract employees in other locations. We have experienced a decrease in our employee base in China from approximately 20,800 in September 2008, mainly due to better labor efficiencies and the continued automation of certain manufacturing activities. We have never had a work stoppage and we consider our employee relations to be strong.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

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

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in the United States and China. As of September 30, 2009 and 2008, we reserved $0 and $0.2 million of restricted cash, at the direction of the County of Orange, California, to finance estimated environmental clean-up costs in the event that we vacate our Anaheim facilities; otherwise, our review of our facilities suggests that no material remediation costs will be required. During fiscal 2009, the restricted cash requirement was released by the County of Orange, California, and thus we reclassified this amount to cash and cash equivalents. However, given the uncertainties associated with environmental contamination, there can be no assurance that the costs of any remediation will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. We do not anticipate any material amount of environmental-related capital expenditures in the fiscal year 2010.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2009:

Name	Age	Position(s)
Reza Meshgin	46	President and Chief Executive Officer
Thomas Liguori	51	Executive Vice President and Chief Financial Officer
Thomas Lee	50	Executive Vice President of Operations
Christine Besnard	39	Vice President, General Counsel and Secretary

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for Aurora Optical, MFCI, MFLEX Singapore, MFM and Pelikon, (b) director for MFC1, MFC2 and MFLEX Chengdu, (c) chief executive officer and president at Aurora Optical, MFCI, MFLEX Singapore, MFC1, MFC2, MFLEX Chengdu, and MFM and (d) executive chairman at Pelikon.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company and was the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFLEX Singapore, MFC1, MFC2, MFLEX Chengdu, MFM and Pelikon, (b) chief financial officer at Aurora Optical, MFCI, MFLEX Singapore, MFM and Pelikon and (c) legal representative for MFLEX Singapore in China for our three Chinese subsidiaries.

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

Christine Besnard joined us as General Counsel in August 2004, assumed the role of Secretary in March 2005 and was named Vice President in March 2006. Prior to joining us, Ms. Besnard was senior corporate counsel at Sage Software, Inc., from August 2000 to July 2004, and a corporate securities associate at Pillsbury,

Madison & Sutro LLP. Ms. Besnard holds a bachelor’s degree in political science from San Diego State University and a juris doctor from the University of Southern California Law Center. She was admitted to the California State Bar in 1997. Ms. Besnard holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFC1, MFC2, MFLEX Chengdu, MFM and Pelikon and (b) secretary at Aurora Optical, MFCI and Pelikon.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.mflex.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We are heavily dependent upon the wireless and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the fiscal years ended September 30, 2009, 2008 and 2007, 72%, 91% and 92%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 25%, 4% and 0%, respectively, of our net sales were derived from sales to companies that provide products to the consumer electronics industry during those same periods. In general, the wireless and consumer electronics industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion Limited and Sony Ericsson Mobile Communications. In the fiscal years ended September 30, 2009, 2008 and 2007 approximately 96%, 95% and 93% respectively, of our net sales were to these four customers in the aggregate. In addition, 43%, 45% and 57% of our net sales in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were to one customer (not the same customer in each of the three years) and 80%, 65% and 82% of our net sales were to two of our customers in each of the three years, respectively. The loss of one of these major customers or a significant reduction in sales to any of them would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

We compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe that the number of companies producing flexible printed circuit boards has increased materially in recent years and may continue to increase. Certain EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us or even compete with us on OEM programs. In addition, the number of customers in the market has been decreasing through consolidation and otherwise. Furthermore, many companies in our target customer base may move the design and manufacturing of their products to original design manufacturers in Asia. These factors, among others, make our industry extremely competitive. We believe that one of our principal competitive advantages is our ability to interact closely with our customers throughout the design and engineering process. If we are not successful in addressing these competitive aspects of our business, including maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow or maintain our market share or net sales.

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

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our products were to occur, we could experience a rate of failure in our products that would result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial repair or replacement costs, an increased return rate for our products and potential damage to our reputation.

Problems with manufacturing yields and/or our inability to ramp up production could impair our ability to meet customer demand for our products.

We could experience low manufacturing yields due to, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, component defects, or the learning curve experienced during the initial and ramp up stages of new product introduction. If we cannot achieve expected yields in the manufacture of our products, this could result in higher operating costs, which could result in higher per unit costs, reduced product availability and may be subject to substantial penalties by our customers. Reduced yields can significantly harm our gross margins, resulting in lower profitability or even losses. In addition, if we were unable to ramp up our production in order to meet customer demand, whether due to yield or other issues, it would impair our ability to meet customer demand for our products, and our net sales and profitability would be negatively affected.

We must develop and adopt new technology and manufacture new products and product features in order to remain competitive, and we may not be able to do so successfully.

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new products and product features to meet our customers’ needs, including advanced technologies such as rigid flex and high density interconnect. However, any new technology and products adopted or developed by us may not be selected by existing or potential customers. Our customers could decide to switch to alternative technologies, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we choose to focus on new technology or a standard that is ultimately not accepted by the industry and/or does not become the industry standard, we may be unable to sell those products. If we are unable to obtain customer qualifications for new products or product features, cannot qualify our products for high-volume production quantities or do not execute our operational and strategic plans for new products or advanced technologies in a timely manner, our net sales may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, certain of our suppliers reduced their capacity in connection with the economic slowdown, and we have experienced shortages in flexible printed circuit materials due to such reduction in capacity. In addition, we have previously experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays could occur in future periods. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

Our manufacturing and shipping costs may also be impacted by fluctuations in the cost of oil and gas. Any fluctuations in the supply or prices of these commodities could have an adverse effect on our profit margins and financial condition.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, China, the United Kingdom, the Netherlands, Malaysia and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	restrictions on our ability to repatriate earnings;

•	unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	limited intellectual property protection;

•	longer payment cycles;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 90% of the total shipments made to foreign manufacturers during fiscal year 2009. The balance of our net sales is denominated in RMB. As a result, if appreciation against the U.S. dollar were to increase, it would result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

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

We are engaged in a number of manufacturing expansion projects, including a new MFC3 manufacturing facility and the establishment of manufacturing functions in Malaysia and Chengdu, China. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations. Although we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing expansion projects or otherwise managing any growth in our business that we may experience. Risks associated with managing expansion and growth may include those related to:

•	managing multiple, concurrent major manufacturing expansion projects;

•	hiring and retaining employees, particularly in China;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;

•	managing increased employment costs and scrap rates often associated with periods of growth;

•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;

•	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems;

•	cost overruns and charges related to our expansion activities; and

•	managing expanding operations in multiple locations and multiple time zones.

Our management team may not be effective in expanding our manufacturing facilities and operations, and our systems, procedures and controls may not be adequate to support such expansion. Any inability to manage our growth may harm our profitability and growth.

If we encounter problems during the upgrade of our information systems, we could experience a disruption of our operations and unanticipated increases in our costs.

We are in the process of a global upgrade of our Enterprise Resource Planning system. Any problems encountered in the upgrade of this system could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

WBL Corporation Limited beneficially owns approximately 59% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 59% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock. We also make purchases from MFS Technology Pte. Ltd. (“MFS”) and MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. MFS is an indirect subsidiary of WBL.

WBL and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, sales or distributions by WBL of our common stock and the exercise by WBL of its ability to influence our management and affairs. In general, our certificate of incorporation does not contain any provision that is designed to facilitate resolution of actual or potential conflicts of interest. If any conflict of interest is not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

WBL is currently unable to vote its shares on specified matters that require stockholder approval without obtaining its own stockholders’ and regulatory approval and it is possible that WBL’s stockholders or the relevant regulators may not approve the proposed corporate action.

WBL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, to the extent that we constitute a principal subsidiary of WBL as defined by the rules of the Singapore Exchange at any time that we submit a matter for the approval of our stockholders, WBL may be required to obtain the approval of its own stockholders for such action before it can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require WBL to obtain its stockholders’ approval include an amendment of our certificate of incorporation, a sale of all or substantially all of our assets, a merger or reorganization transaction, and certain issuances of our capital stock.

To obtain stockholder approval, WBL must prepare a circular describing the proposal, obtain approval from the Singapore Exchange and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL is required under its corporate rules to give its stockholders advance notice of the meeting. Consequently, if we need to obtain the approval of WBL at a time in which we qualify as a principal subsidiary (including this year), the process of seeking WBL’s stockholder approval may delay our proposed action and it is possible that WBL’s stockholders may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL was unable to vote at the meeting as a result of the Singapore Exchange rules. The rules of the Singapore Exchange that govern WBL are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and complex than the existing rules and interpretations.

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

In addition, WBL’s approval is required for the issuance of securities that would reduce its effective ownership of us to below a majority of the outstanding shares of our common stock as determined on a fully diluted basis. If WBL’s approval is required for a proposed financing, it is possible that it may not approve the financing and we may not be able to complete the transaction, which could make it more difficult to obtain sufficient funds to operate and expand our business.

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

A portion of our investment portfolio is in auction rate securities.

As of September 30, 2009, we held approximately $13.3 million (par value) of investments consisting of auction rate securities. On September 24, 2009, we accepted an offer from UBS AG (“UBS”), the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allow us to sell our auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In exchange, the Company released UBS from certain claims that it may have for damages related to the auction rate securities, and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition).

The Rights are subject to a number of risks. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our auction rate securities at par, or at any other price during the put period described above. We will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. Moreover, if we choose to not exercise the Rights or if UBS is unable to honor the Rights, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course. However, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize additional impairment charges in our results of operations with respect to these investments.

We are subject to the risk of increased income tax rates and other taxes.

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax holidays and other tax incentives for certain of our operations in Asia, including a tax holiday for our second manufacturing facility in China, MFC2, and tax incentives for our facility in Singapore. However, any tax holidays we may receive may be challenged, modified or even eliminated by taxing authorities or changes in law. Our taxes could increase if tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits and in light of recent proposed tax law changes in the United States, it is possible our tax rates in future periods may increase.

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

We also rely on patent protection for some of our intellectual property. Our patents may be expensive to obtain and there is no guarantee that either our current or future patents will provide us with any competitive advantages. A third party may challenge the validity of our patents, or circumvent our patents by developing competing products based on technology that does not infringe our patents. Further, patent protection is not available at all in certain countries and some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult, and competitors could sell products in those countries that have functions and features that would otherwise infringe on our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed.

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

Some of our customers have entrusted us with proprietary equipment or intellectual property to be used in the design, manufacture and testing of the products we make for them. In some instances, we face potentially millions of dollars in financial exposure to those customers if such equipment or intellectual property is lost, damaged or stolen. Although we take precautions against such loss, theft or damage and we may insure against a portion of these risks, such insurance is expensive, may not be applicable to any loss we may experience and, even if applicable, may not be sufficient to cover any such loss. Further, deductibles for such insurance may be substantial and may adversely affect our operations if we were to experience a loss, even if insured.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 months ended September 30, 2009, our common stock traded between $7.48 and $30.56 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

Effective internal controls are necessary for us to provide reliable financial reports. This effort is made more challenging by our significant overseas operations. If we cannot provide reliable financial reports, our operating results could be misstated, current and potential stockholders could lose confidence in our financial reporting and the trading price of our stock could be negatively affected. There can be no assurance that our internal controls over financial processes and reporting will be effective in the future.

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

Our corporate headquarters are located in Anaheim, California and we have manufacturing facilities located in Anaheim, California; Pontian, Malaysia; and Suzhou, China. In addition, we have a regional office in Singapore and research and development facilities in Cambridge, United Kingdom. We also own a facility located in Tucson, Arizona related to Aurora Optical, which is classified in assets held for sale on the Balance Sheet. The following is a summary of our properties:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, engineering and circuit fabrication and assembly	Anaheim, California	Owned—105,000 Leased—24,751*	N/A “Month to Month” to August 2011

Aurora Optical, Inc.—Held for sale	Tucson, Arizona	Owned—47,000	N/A

Pelikon, Ltd.—Research and development of electroluminescent displays and keypad technologies	Cambridge, United Kingdom	Leased—13,000**	November 2009 to May 2010

Pelikon, Ltd.—Engineering and research and development of segmented electroluminescent printed displays and SmartInk™ and MorphPad™ technologies	Cambridge, United Kingdom	Leased—15,000	July 2010

MFC1—Engineering, circuit fabrication and assembly	Suzhou, China	Land use rights— 111,038	2043***
		Leased—267,284****	November 2009 to
January 2011

MFC2—Engineering, circuit fabrication and assembly	Suzhou, China	Land use rights—485,000	2052***
		Leased—229,930	May 2010 to May 2011

Asian Regional Office	Singapore	Leased—3,300****	February 2011

MFM—Engineering and assembly	Pontian, Malaysia	Leased—117,842****	February 2011

*	We have five leases relating to this space, which range in remaining terms from “Month to Month” to two years and range in size from approximately 3,800 square feet to approximately 8,600 square feet. These leases expire in various months of each year and are typically extended on substantially the same terms.

**	We have two leases relating to this space, which range in remaining terms from two months to eight months and range in size from approximately 3,100 square feet to approximately 9,900 square feet. These leases are typically extended on substantially the same terms.

***	We have several parcels that have land use rights expiring in 2043 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

****	Some or all of the referenced square footage is leased from a subsidiary of WBL.

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

Market for Common Stock

Our common stock, par value $0.0001 is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$14.46	$7.48	$22.46	$13.40
Second Quarter	20.38	12.24	23.44	12.83
Third Quarter	22.60	17.60	28.53	17.58
Fourth Quarter	30.56	19.81	27.78	14.40

Holders of Record

Stockholders of record on October 31, 2009 totaled approximately 49. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2004 (the fiscal year end of the Company’s initial public offering) in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2009, 2008 and 2007 and selected consolidated balance sheet data as of September 30, 2009 and 2008 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the years ended September 30, 2006 and 2005 and selected consolidated balance sheet data as of September 30, 2007, 2006 and 2005 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except shares, per share data and ratios)
Consolidated Statement of Income Data:
Net sales	$764,432	$728,805	$508,147	$504,204	$357,090
Cost of sales	653,568	611,517	461,376	413,156	277,202

Gross profit	110,864	117,288	46,771	91,048	79,888
Operating expenses
Research and development	5,505	2,470	2,499	2,035	883
Sales and marketing	22,146	17,957	12,544	9,233	8,783
General and administrative	25,486	30,518	24,216	22,231	17,587
Impairment and restructuring costs	328	2,180	—	—	—
Terminated acquisition expenses	—	—	7,821	—	—

Total operating expenses	53,465	53,125	47,080	33,499	27,253

Operating income (loss)	57,399	64,163	(309)	57,549	52,635
Other income (expense), net
Interest (expense) income, net	(1)	1,581	1,229	1,257	514
Other (expense) income, net	(1,358)	(2,742)	200	(229)	378

Income before income taxes	56,040	63,002	1,120	58,577	53,527
(Provision for) benefit from income taxes	(9,972)	(22,523)	1,918	(18,220)	(16,361)

Net income	$46,068	$40,479	$3,038	$40,357	$37,166

Net income per share:
Basic	$1.84	$1.63	$0.12	$1.66	$1.57

Diluted	$1.81	$1.59	$0.12	$1.59	$1.51

Shares used in calculating net income per share:
Basic	25,026,039	24,828,732	24,520,040	24,353,854	23,603,935
Diluted	25,453,390	25,433,676	25,164,401	25,315,548	24,593,998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,721	$62,090	$27,955	$24,460	$38,253
Working capital	$202,036	$133,900	$107,481	$129,444	$108,126
Total assets	$525,930	$487,610	$377,287	$327,045	$259,600
Current ratio	2.4	1.8	1.8	2.5	2.6
Long-term debt	$10,852	$—	$—	$—	$—
Stockholders’ equity	$358,988	$310,318	$250,006	$238,365	$189,041

The following table presents our unaudited quarterly consolidated income statement data for the eight quarters ended September 30, 2009. These quarterly results include all adjustments consisting of normal recurring adjustments that we consider necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	For the Quarter Ended (Unaudited)
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(in thousands, except per share data)
Net sales	$199,172	$174,533	$174,097	$216,630	$213,095	$167,623	$163,936	$184,152
Cost of sales	171,043	149,538	149,429	183,557	178,693	144,450	135,009	153,366

Gross profit	28,129	24,995	24,668	33,073	34,402	23,173	28,927	30,786
Operating expenses
Research and development	1,614	1,478	1,241	1,171	752	638	588	493
Sales and marketing	5,565	5,176	6,070	5,335	3,756	5,056	4,528	4,617
General and administrative	6,116	6,053	6,300	7,019	8,366	7,622	7,753	6,777
Impairment and restructuring costs	201	—	(185)	311	2,180	—	—	—

Total operating expenses	13,496	12,707	13,426	13,836	15,054	13,316	12,869	11,887

Operating income	14,633	12,288	11,242	19,237	19,348	9,857	16,058	18,899
Other income (expense), net
Interest (expense) income, net	(254)	(168)	54	368	402	404	476	300
Other income (expense), net	109	(155)	169	(1,482)	(1,010)	48	(2,129)	349

Income before income taxes	14,488	11,965	11,465	18,123	18,740	10,309	14,405	19,548
Provision for income taxes	(2,932)	(289)	(2,720)	(4,032)	(11,100)	(1,480)	(3,981)	(5,962)

Net income	$11,556	$11,676	$8,745	$14,091	$7,640	$8,829	$10,424	$13,586

Net income per share:
Basic	$0.46	$0.47	$0.35	$0.56	$0.31	$0.35	$0.42	$0.55

Diluted	$0.45	$0.46	$0.34	$0.56	$0.30	$0.34	$0.41	$0.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1.A-“Risk Factors” and elsewhere in this Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include feature phones, smart phones, consumer electronic devices, portable bar code scanners, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”), who produce devices such as feature phones and smart phones and to electronic manufacturing services (“EMS”) providers, whom typically perform the final assembly of such devices. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and serves to help differentiate us from other traditional contract manufacturers, however, it may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

In fiscal 2005, we acquired the assets of Applied Optics, Inc., a company which designed and manufactured optical and photonic imaging solutions, and operate this business as Aurora Optical. In July 2008, we began implementing a plan to close the Tucson, Arizona facility of Aurora Optical to consolidate the research and development and other design activities into our corporate headquarters in Anaheim, California, and to complete the transfer of the subsidiary’s product manufacturing activities to our China subsidiary. The closure was completed during the fourth fiscal quarter of 2008 and we sold or disposed of certain of the related assets, which consisted mainly of Company-owned manufacturing equipment, before the end of the expected useful life. We are currently in the process of selling the Company-owned building. In addition, we transferred certain pieces of manufacturing equipment, which could be modified to other uses, to our Anaheim facility at carrying value. Based on aforementioned closure of the facility, we completed an impairment analysis under the relevant Financial Accounting Standards Board (“FASB”) authoritative guidance related to long-lived assets, and determined that certain of the assets were impaired, and recorded a pre-tax charge of $2.0 million during the fourth quarter of 2008. Additionally, under the authoritative guidance for costs associated with exit or disposal activities, a pre-tax restructuring charge composed of severance, relocation, and other costs related to the closure was estimated at $0.5 million, of which $0.2 million was recorded in the fourth quarter of fiscal 2008, with the remaining $0.4 million recorded as incurred during the first quarter of fiscal 2009.

In fiscal 2009, we acquired Pelikon, which develops printed segmented electroluminescent display and SmartInk™ and MorphPad™ technologies primarily for use in smart phones, with the potential for future application to other electronic devices.

Net Sales

We design and manufacture our products to customer specifications. As of September 30, 2009, we engaged the services of ten non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. Six of these sales representatives were located throughout the United States, three of these sales representatives were located throughout Korea, and we also had one sales representative in China. The variety of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States. Sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California facility and sales from our U.K. facilities are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

Cost of Sales

Cost of sales consists of four major categories: material, overhead, labor and purchased process services. Material cost relates primarily to the purchase of copper foil, polyimide substrates and electronic components. Overhead costs include all materials and facilities associated with manufacturing support, processing supplies and expenses, support personnel costs, stock-based compensation expense related to such personnel, utilities, amortization of facilities and equipment and other related costs. Labor cost represents the cost of personnel related to the manufacture of the completed product. Purchased process services relate to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and are expensed as incurred.

Sales and Marketing Expense

Sales and marketing expense includes commissions paid to sales representatives, personnel-related costs associated with sales and marketing, business development and engineering support groups and expenses for overseas sales support, trade show and promotional and marketing brochures.

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

Impairment and Restructuring Expense

Asset impairment expense is the difference between the fair market value, based on the estimated future cash flows of the underlying assets, and the carrying value, or net book value, of the assets. Impairment occurs when the carrying value exceeds the fair market value of the underlying assets. Restructuring expense represents severance, relocation, and other costs related to the closure or disposal of a business unit or location.

Interest Income

Interest income consists of interest income earned on cash, cash equivalents balances and short-term investments.

Interest Expense

Interest expense consists of interest expense incurred on our long-term debt, unused line fees on our revolving facility and interest related to our deferred financing costs.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the gain or loss on our auction rate securities investments and the gain or loss on foreign currency exchange.

Provision for Income Taxes

We record a provision for income taxes based on the statutory rates applicable in the countries in which we do business, subject to any tax holiday periods granted by the respective governmental authorities. We account for income taxes under the FASB authoritative guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•

Revenue Recognition. Revenues, which we refer to as net sales, are generated from the sale of flexible printed circuit boards and assemblies, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. An EMS provider may or may not be an OEM subcontractor. We recognize revenue when there is persuasive evidence of an arrangement with the customer that includes a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product. We report revenues net of an allowance for returns, refunds and credits, which we estimate based on historical experience.

•

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on historical usage and our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand; therefore, our estimates of the provision required for excess and obsolete inventory may change, which we will record in the period such determination is made.

•

Investments. The Company’s investments consist primarily of auction rate securities backed by student loans. We utilize a discounted cash flow method to determine the related fair value of our investments on a recurring basis. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and the quality of market credit and liquidity. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity as a result of normal market mechanisms or issuer calls of the securities, and the effects of changes in interest rates.

•

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our need for a valuation allowance and by adjusting the amount of such allowance, as necessary. In determining whether a valuation allowance is required, we have considered taxable income in prior carry back years, expected future taxable income and the feasibility of tax planning initiatives. If we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached.

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

•

Warranty Reserves. Our warranty periods range from two to thirty-six months, depending on the related product. We provide a warranty reserve for estimated product warranty costs at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

•

Long-Lived Asset Impairment. We test for impairment whenever circumstances or events may affect the recoverability of long-lived assets. The evaluation is primarily dependent on the estimated future cash flows of the assets and the fair value of these items, as determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considered internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment both by management and outside experts engaged to assist in this process.

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

The recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent that actual results differ from these estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

In conjunction with the planned closure of Aurora Optical, we estimated the restructuring costs that would result from the closure. Those costs include, but are not limited to, (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, (b) costs to terminate a contract that is not a capital lease, and (c) costs to consolidate facilities or relocate employees. Based on our analysis, we recorded a pre-tax restructuring charge composed of severance, relocation, and other costs related to the closure of Aurora Optical in the fourth quarter of fiscal 2008, and recorded a similar charge in the first quarter of fiscal 2009.

•

Goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

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

•

Stock-Based Compensation. We recognize compensation expense related to stock options granted to employees based on the grant date fair value. Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under the revised guidance is similar to the calculation of fair value under the original guidance with the exception of the treatment of forfeitures. Expected forfeitures of stock options are estimated based on the historical turnover of our employees. The fair value of restricted stock units granted is based on the grant date price of our common stock.

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

Results of Operations

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the periods indicated.

	Year Ended September 30,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.5	83.9	90.8

Gross profit	14.5	16.1	9.2
Research and development	0.7	0.3	0.5
Sales and marketing expense	2.9	2.5	2.5
General and administrative expense	3.3	4.2	4.8
Impairment and restructuring costs	0.1	0.3	—
Terminated acquisition expenses	—	—	1.5

Operating income (loss)	7.5	8.8	(0.1)
Interest income, net	0.0	0.2	0.2
Other (expense) income, net	(0.2)	(0.4)	0.1

Income before income taxes	7.3	8.6	0.2
(Provision for) benefit from income taxes	(1.3)	(3.0)	0.4

Net income	6.0%	5.6%	0.6%

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Net Sales. Net sales increased $35.6 million to $764.4 million in fiscal 2009 versus $728.8 million in fiscal 2008 driven primarily by an increase in average unit sales prices resulting from added material content, partially offset by reduced unit volume shipments. Sales into the consumer electronics sector were $190.0 million in fiscal 2009 versus $29.9 million in fiscal 2008. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to one of our key customers related to several programs that were started in the current and prior fiscal year. Shipments into the consumer electronics sector accounted for approximately 25% and 3% of total net sales for the fiscal years ended September 30, 2009 and 2008, respectively.

Net sales into the wireless sector decreased to $547.9 million in fiscal 2009, from $659.6 million in fiscal 2008. The decrease of $111.7 million, or 16.9%, versus fiscal 2008 was primarily due to reduced unit volume shipments to two of our major customers as a result of reduced demand, partially offset by an increase in sales to another major customer. In fiscal 2009 and 2008, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 77% and 23%, and 29% and 71% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 72% and 91% of total net sales for fiscal 2009 and 2008, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.5% for fiscal 2009 versus 83.9% for fiscal 2008. The increase in cost of sales as a percentage of net sales of 1.6% was primarily attributable to the increase of average material content from new programs in the current fiscal year, partially offset by cost reductions from improved manufacturing yields resulting from operational improvement initiatives. As a result, gross profit decreased to $110.9 million in the year ended September 30, 2009 versus $117.3 million in the prior year, or 5.5%. As a percentage of net sales, gross profit decreased to 14.5% for fiscal year 2009 from 16.1% in the prior fiscal year. We expect quarterly gross margins to be in the 14% to 16% range in early fiscal 2010 based on our anticipated product mix and the leveraging of our manufacturing cost structure.

Research and Development. Research and development expense increased to $5.5 million in fiscal 2009, from $2.5 million in the comparable period of the prior year, an increase of 120.0%. The increase was primarily due to an increase in compensation and benefits of $1.5 million resulting from headcount and salary increases related to our increased emphasis on expanding our research and development activities in Anaheim and at Pelikon, increased depreciation of $0.6 million, increased purchased materials of $0.3 million related to research and development activities, $0.4 million for increased information technology and human resource support expenses due to expanded activities, and $0.2 million of other research and development expenses.

Sales and Marketing Expense. Sales and marketing expense increased by $4.1 million to $22.1 million in fiscal 2009, from $18.0 million in fiscal 2008, an increase of 22.8%. The increase is primarily attributable to a compensation and benefits expense increase of $2.9 million as a result of headcount growth to expand our customer base and geographic coverage, $1.0 million for information technology and human resource support expenses to support expanded infrastructure, $0.6 million related to travel expenses, and a net increase of $0.8 million from other sales and marketing expenses. These increases were partially offset by reduced commissions expenses of $1.2 million due to a change in customer mix and a new negotiated sales commission structure. As a percentage of net sales, sales and marketing expense increased to 2.9% versus 2.5% in the prior year.

General and Administrative Expense. General and administrative expense decreased by $5.0 million to $25.5 million in fiscal 2009, from $30.5 million in fiscal 2008, a decrease of 16.4%. The decrease was primarily attributable to a decrease of $4.7 million for information technology and human resource expenses, as activities were shifted to support expanded manufacturing operations and infrastructure growth coupled with a net decrease of other general and administrative expenses of $0.9 million. These decreases were partially offset by an increase in hardware purchases and software amortization expense of $0.6 million mainly to support our expanding infrastructure in fiscal 2009. As a percentage of net sales, general and administrative expense decreased to 3.3% of net sales in fiscal 2009 from 4.2% in fiscal 2008, attributable to the favorable leveraging impact on our operating expenses from the increased net sales. We expect general and administrative expense, as a percentage of net sales, to remain relatively flat during the upcoming fiscal year.

Impairment and Restructuring Cost. During fiscal 2009, we recorded a net restructuring charge of $0.3 million which consisted of $0.5 million related to the restructuring of our wholly owned subsidiary, Aurora Optical, in Tucson, Arizona, offset by a gain of $0.2 million related to the sale of equipment. Impairment and restructuring costs decreased $1.9 million, or 86.4%, when compared to fiscal 2008.

Interest Income. Interest income decreased to $0.8 million in fiscal 2009 from $1.7 million in fiscal 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.8 million in fiscal 2009, from $0.1 million in fiscal 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon and unused line fees on our bank loan facilities.

Other Expense (Income), Net. Other expense (income), net decreased to an expense of $1.4 million in fiscal 2009, from $2.7 million in fiscal 2008. The reduced expense was primarily attributable to a decrease in net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies. In addition, other expense includes $1.1 million of impairment associated with the decline in value of our ARSs during fiscal 2009. Although we have entered into a settlement with UBS that will enable us to redeem these instruments at par value in fiscal 2010, due to a change in US GAAP the redemption is not expected to result in a future gain on sale in the statement of income.

Income Taxes. The effective tax rate for fiscal 2009 was 17.8% versus 35.7% for fiscal 2008. The tax rate declined primarily as a result of the international reorganization efforts and the transition of technology to further strengthen our Asian operations. In addition, we recognized discrete tax benefits of $3.4 million due to the expiration of a statute of limitation related to an international tax position and $1.1 million due to re-measurement of a liability associated with an international tax position. We also recognized a discrete tax expense during fiscal 2009 of $1.2 million due to a change in tax regulations enacted and effective during 2009. The higher effective tax rate in the prior fiscal year was mainly due to an additional tax expense of $7.3 million as a result of the international reorganization. As a result of our efforts to realign operations and tax structure, we anticipate our tax rate going forward to be in the low 20% range.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Net Sales. Net sales increased $220.7 million to $728.8 million in fiscal 2008 versus $508.1 million in fiscal 2007 driven primarily by increased net sales to customers within our wireless sector, which increased $191.6 million and comprised approximately 91% of net sales in fiscal 2008 versus approximately 92% during fiscal 2007. The increase in wireless net sales was largely due to the ramp up of new programs and unit volume shipment increases to three customers offset by declines in unit volume shipments to a fourth customer. Due to the success of our customer diversification efforts, sales to our four largest customers represented approximately 45%, 20%, 20% and 11% of total sales for fiscal year 2008 as compared to approximately 57% of sales to one customer in fiscal 2007. Net sales to the consumer electronics sector increased $28.7 million to $29.9 million versus $1.2 million in fiscal 2007 as a result of new program wins and unit volume increases. Net sales to the industrial sector, our third largest sector, decreased 23.0% or $5.7 million to $19.1 million for the year ended September 30, 2008 versus $24.8 million in the prior fiscal year mainly due to continued unit volume declines.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 83.9% for fiscal 2008 versus 90.8% for fiscal 2007. The decrease in cost of sales as a percentage of net sales was driven by several factors. The main driver was favorable customer mix changes, followed by cost leveraging from improved factory utilization and improved manufacturing yields. In the previous fiscal year, manufacturing yields were negatively impacted by the substantially larger number of new high-volume program ramp-ups that occurred during that time. This along with significant increases in overhead spending driven by the $33 million MFC2 capacity expansion that was on-going throughout the second half of fiscal 2007 resulted in increased cost of sales, due to the leveraging of fixed overhead expenses.

Gross profit increased to $117.3 million in the year ended September 30, 2008 versus $46.8 million in the prior year, an increase of 150.6%. As a percentage of net sales, gross profit increased to 16.1% for fiscal year 2008 from 9.2% in the prior fiscal year. The increase in gross profit is primarily due to a favorable customer mix change followed by improved plant utilization which leveraged our cost structure and improved manufacturing yields in the current fiscal year. Gross profits in the prior fiscal year were adversely impacted by the cost of sales increases stated above.

Research and Development. Research and development expenses remained relatively unchanged at $2.5 million for the years ended September 30, 2008 and 2007.

Sales and Marketing Expense. Sales and marketing expenses increased to $18.0 million in fiscal 2008 from $12.6 million in fiscal 2007, an increase of 42.9%. Sales representative commissions and other sales related expense increased to $9.7 million for fiscal 2008 from $6.6 million in fiscal 2007, an increase of 47.0%. The increase is primarily attributable to a $2.8 million increase in commission expense related to the higher increased net sales on relatively stable average commission rates as well as a $0.3 million increase in customer support expenses primarily related to our Netherlands sales office and our new Asian regional office in Singapore. Compensation and benefit expense increased to $7.3 million in fiscal 2008 from $5.9 million in fiscal 2007, an increase of 23.7%. As a percentage of net sales, compensation and benefit expense for fiscal 2008 decreased to 1.0% from 1.2% in fiscal 2007, primarily due to the leveraging of expense over the higher net sales volumes.

General and Administrative Expense. The $6.3 million increase in general and administrative expense was primarily due to a $4.5 million increase in compensation and benefits related to headcount increases in the U.S., China and Singapore, increased professional fees of $1.6 million, increased depreciation expense of $0.5 million and increased information systems infrastructure costs of $0.4 million, offset by a decrease of $1.6 million, primarily related to a reduction in litigation expenses incurred in the prior year related to the terminated offer to acquire all of the outstanding shares of MFS Technology Ltd. (the “MFS Offer”). As a percentage of net sales, general and administrative expense decreased from 4.8% in fiscal 2007 to 4.2% in fiscal 2008 primarily due to the leveraging of expense on the higher net sales.

Asset Impairment and Restructuring Cost. During the fiscal year ended 2008 we recorded an asset impairment and restructuring charge of $2.2 million related to the restructuring of our wholly owned subsidiary, Aurora Optical in Tucson, Arizona. No charges were recorded during the prior fiscal year.

Terminated Acquisition Costs. During the fiscal year ended September 30, 2007, we recorded a $7.8 million non-recurring charge to write-off deferred transaction costs related to the termination of the MFS Offer. No charges were recorded during the fiscal year ended September 30, 2008.

Interest Income. Interest income increased to $1.7 million for fiscal 2008 from $1.5 million for fiscal 2007, due to additional cash balances available for investment.

Interest Expense. Interest expense decreased to $0.1 million in fiscal 2008 from $0.3 million in fiscal 2007. The decrease is attributable to reduced borrowings on our lines of credit during fiscal 2008.

Other Expense (Income), Net. Net other expense (income) changed to an expense of $2.7 million for the year ended September 30, 2008 from income of $0.2 million for the prior year. The change is primarily due to a $1.7 million loss on foreign exchange in the current fiscal year versus a gain from foreign exchange of $0.2 million during the prior year and a $1.2 million charge related to the impairment of our long term investments in auction rate securities. During the fourth fiscal quarter of 2008, due to a worsening of the economic and credit markets and significant changes in interest rates for short-term treasury bills, we determined that the impairment in value of our auction rate securities was other than temporary and therefore we recorded the charge against net income. The increase in loss on foreign exchange was due to the significant devaluation of the U.S. Dollar against the Chinese RMB, Japanese Yen, and other major foreign currencies.

Income Taxes. The effective tax rate for fiscal 2008 was a provision of 35.7%, compared to a benefit of 171.3% for fiscal 2007. The higher effective tax provision was primarily due to increased income generated in the U.S., a higher tax jurisdiction. We recorded additional tax expense of $7.3 million as a result of international reorganization efforts and the transition of technology to further strengthen our Asian operations.

The higher effective tax benefit in the prior fiscal year ended September 30, 2007 was mainly due to foreign tax credits offsetting U.S. taxes, the tax benefit of losses generated in the U.S., a higher tax jurisdiction, and income generated in China, a lower tax jurisdiction.

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

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Net cash provided by operating activities	$113,137	$82,339	$46,690
Net cash used in investing activities	$(31,794)	$(52,728)	$(45,083)
Net cash (used in) provided by financing activities	$(3,688)	$3,805	$(3,309)
Cash and cash equivalents at year end	$139,721	$62,090	$27,955
Days sales outstanding	68.7	70.8	82.8
Inventory turnover	11.9	12.0	7.7

Net cash generated from operations during fiscal 2009 was $113.1 million. During fiscal 2009, net income of $46.1 million, adjusted for depreciation and amortization, gain on equipment disposal, stock-based compensation expense and related tax benefit, deferred taxes, impairments and provision for doubtful accounts, generated $50.6 million of operating cash. This amount was increased by $16.4 million generated from working capital.

Changes in the principal components of operating cash flows in our 2009 fiscal year were as follows:

•

Our net accounts receivable decreased to $129.3 million at September 30, 2009 from $162.4 million for the prior year, or 20%. The decrease in outstanding accounts receivable is attributable to a decrease in day’s sales outstanding due to improved customer payment terms and collections. Our net inventory balances decreased to $50.3 million at September 30, 2009 from $59.8 million for the prior year, a decrease of 16%. Inventory decreased as a result of activities in our manufacturing operations to reduce cycle times and the implementation of just in time supplier inventory stocking initiatives, partially offset by increased inventory purchased at year end in support of higher anticipated business volumes. Our accounts payable decreased to $122.5 million at September 30, 2009 from $128.6 million in the prior year, a decrease of 5%, as a result of the just in time purchases previously mentioned.

•	Depreciation and amortization expense was $40.8 million for fiscal 2009 versus $31.2 million in the prior year due to the increased fixed asset base, mainly at MFC1 and MFC2.

Our principal investing and financing activities in our 2009 fiscal year were as follows:

•

Net cash used in investing activities was $31.8 million for fiscal 2009. Capital expenditures included cash purchases of $32.0 million of capital equipment and other assets, which were primarily related to the MFC1 and MFC2 manufacturing capacity expansion. As of September 30, 2009, we had outstanding purchase commitments totaling $49.5 million.

•

Net cash used in financing activities was $3.7 million for fiscal 2009 and consisted of cash generated of $2.1 million of income tax benefit related to the exercise of stock options, $3.5 million of proceeds from the exercise of stock options, $0.9 million of debt issuance costs, offset by cash used for the repurchase of common stock of $8.4 million. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2009 and 2008.

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

Changes in the principal components of operating cash flows in our 2007 fiscal year were as follows:

•

Our net accounts receivable increased to $124.3 million at September 30, 2007 from $109.5 million for fiscal 2006, an increase of 14%. The increase in outstanding accounts receivable was attributable to the increase in sales volume in the fourth quarter of fiscal 2007. Our net inventory balances increased to $63.4 million at September 30, 2007 from $56.4 million for fiscal 2006, an increase of 12%. The principal reason for the increase was the build up of inventory to support the higher sales volumes experienced in the fourth quarter as well as the expected sales increase in the first quarter of fiscal 2008. Our accounts payable increased to $111.9 million at September 30, 2007 from $70.1 million for fiscal 2006, an increase of 60%, as a result of increased purchases in support of the higher business volumes as well as the equipment expansion at MFC2.

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

•

Net cash used in financing activities was $3.3 million for fiscal 2007 and consisted of $4.0 million of repayments on our lines of credit offset by $0.6 million of proceeds from the exercise of stock options. Our loans payable and borrowings outstanding against credit facilities decreased to zero at September 30, 2007 from $4.0 million at September 30, 2006.

Capital Commitments

As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s (“SEC”) Regulation S-K. The following summarizes our contractual obligations, excluding accrued taxes related to uncertain tax positions, at September 30, 2009, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$11,660	$—	$11,660	$—	$—
Operating leases (facilities)	1,605	1,301	304	—	—
Purchase obligations	49,495	49,495	—	—	—

Total contractual obligations	$62,760	$50,796	$11,964	$—	$—

As of September 30, 2009, we had purchase obligations of $49.5 million which were primarily related to expansion activities at various satellite locations in Suzhou, China.

In November 2008, we entered into a Share Purchase Agreement (the “Agreement”) with MFLEX Singapore, one of our wholly owned subsidiaries and Pelikon to acquire all of the issued ordinary shares of Pelikon, a privately held technology company. Pursuant to the terms of the Agreement, in consideration for the purchase of the issued ordinary shares of Pelikon, MFLEX Singapore issued unsecured promissory notes in an aggregate principal amount equal to $10.4 million. In addition to the promissory notes, MFLEX Singapore may pay contingent consideration not to exceed $2.2 million in 2009 and $7.2 million in 2010, based on Pelikon achieving certain stipulated shipment volumes.

The FASB Launches Accounting Standards Codification

The FASB has established the Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the Codification in this Annual Report by providing a plain English approach when describing any new or updated authoritative guidance.

Recent Accounting Pronouncements

In August 2009, the FASB issued revised authoritative guidance regarding the measurement of liabilities at fair value which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance, which is the first quarter of fiscal 2010. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance which revises the approach to determining when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or “VIE”) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. This guidance requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them. This guidance is effective for our 2011 fiscal year and we do not believe that this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB revised the authoritative guidance for determining the fair value of a financial asset in a market that is not active. Specifically, it clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. This guidance is effective immediately and we noted that there was no impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance to addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. This guidance is effective for fiscal years beginning after December 15, 2008, which is October 1, 2009 for the MFLEX, and interim periods within those fiscal years. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued authoritative guidance that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have determined that this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued revised the authoritative guidance for nonfinancial assets and nonfinancial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This revised guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is January 1, 2009 for MFLEX. In accordance with the guidance, the We deferred adoption for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not believe that this revised guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the MFLEX. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance is effective beginning October 1, 2009, and we do not believe that it will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2009, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $686 million, or 90%, of total shipments to these foreign manufacturers during fiscal 2009, were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.83 RMB per U.S. dollar for fiscal 2009. In addition, we are potentially subject to a 0.3% maximum daily appreciation against the U.S. dollar. To date, we generally do not consider it necessary to hedge against currency risk, as a significant portion of our material cost of sales is denominated in U.S. dollars, eliminating much of the need to hedge. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

As a result of the liquidity issues experienced in the global credit and capital markets, during 2008 auctions for investments in auction rate securities held by us failed. An auction fails when there is insufficient demand.

However, a failed auction does not represent a default by the issuer. Due to the absence of a liquid market, we had reclassified our investments in auction rate securities from current assets to non-current assets in our condensed consolidated balance sheet in the prior year. When liquidity for these types of investments returned in the market, we intended to sell these investments or reclassify them back to current assets. The issuer of these securities could also potentially agree to redeem these securities in the future. We do not believe that the lack of liquidity relating to auction rate securities will have an impact on our ability to fund operations.

All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As of September 30, 2009, the fair value of our auction rate securities of $11.6 million was determined using a model that calculates the present value of the expected future cash flows from our securities and other indications of value, and as a consequence of our belief that the impairment is of a temporary nature and non-credit loss related, we reclassified the aggregate charges of $2.2 million from our results of operations to accumulated other comprehensive income as of April 1, 2009 and planned to record all net unrealized gains and losses in accumulated other comprehensive income.

In September 2009, we entered into a written agreement with UBS AG (“UBS”), the fund manager with whom we hold our auction rate securities, which allows us to sell the auction rate securities to UBS at par value during the period beginning June 30, 2010 through July 1, 2012. We plan to complete the sale of these securities in July, 2010, and therefore have reclassified these investments as short-term assets during the fourth quarter of fiscal 2009.

Our agreement related to the auction rate securities represent firm commitments in accordance with FASB authoritative guidance, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the agreement results in a put option and is recognized as a freestanding asset separate from the auction rate securities in the consolidated balance sheet. We have elected to measure the put option at fair value, which permits us to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the auction rate securities. We expect that the future changes in the fair value of the put option will approximate fair value movements in the related auction rate securities.

Prior to accepting the agreement from the fund manager, we recorded auction rate securities investments as available-for-sale and reported any unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income in the consolidated balance sheet. In connection with the acceptance of the agreement from the fund manager, we transferred the auction rate securities from investments available-for-sale to trading securities during the fourth fiscal quarter of 2009 as allowed by the FASB authoritative guidance.

Item 8.	Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other than temporary impairments in its auction rate securities in 2009 and uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

November 17, 2009

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$139,721	$62,090
Short-term investments	11,812	—
Accounts receivable, net of allowances of $2,152 and $1,520 at September 30, 2009 and 2008, respectively	129,270	162,419
Inventories	50,285	59,774
Deferred taxes	3,528	6,571
Income taxes receivable	6,612	3,445
Assets held for sale	2,958	—
Other current assets	4,377	2,984

Total current assets	348,563	297,283
Property, plant and equipment, net	150,099	160,217
Land use rights	3,103	—
Long-term investments	—	12,138
Restricted cash	—	203
Deferred taxes	3,688	4,964
Goodwill	7,537	3,629
Intangible assets, net	5,705	—
Other assets	7,235	9,176

Total assets	$525,930	$487,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$122,524	$128,642
Accrued liabilities	20,187	22,945
Due to affiliates	416	3,138
Income taxes payable	3,400	8,658

Total current liabilities	146,527	163,383
Notes payable	10,852	—
Other liabilities	9,563	13,909

Total liabilities	166,942	177,292
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2009 and 2008, respectively; 0 and 0 shares issued and outstanding at September 30, 2009 and 2008, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2009 and 2008, respectively; 25,175,976 and 25,011,649 shares issued and outstanding at September 30, 2009 and 2008, respectively	2	2
Additional paid-in capital	116,740	116,100
Retained earnings	221,054	172,770
Accumulated other comprehensive income	21,192	21,446

Total stockholders’ equity	358,988	310,318

Total liabilities and stockholders’ equity	$525,930	$487,610

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share and Share Data)

	Years Ended September 30,
	2009	2008	2007
Net sales	$764,432	$728,805	$508,147
Cost of sales	653,568	611,517	461,376

Gross profit	110,864	117,288	46,771
Operating expenses
Research and development	5,505	2,470	2,499
Sales and marketing	22,146	17,957	12,544
General and administrative	25,486	30,518	24,216
Impairment and restructuring costs	328	2,180	—
Terminated acquisition costs	—	—	7,821

Total operating expenses	53,465	53,125	47,080

Operating income (loss)	57,399	64,163	(309)
Other income (expense), net
Interest expense	(768)	(106)	(311)
Interest income	767	1,687	1,540
Other (expense) income, net	(1,358)	(2,742)	200

Income before income taxes	56,040	63,002	1,120
(Provision for) benefit from income taxes	(9,972)	(22,523)	1,918

Net income	$46,068	$40,479	$3,038

Net income per share:
Basic	$1.84	$1.63	$0.12

Diluted	$1.81	$1.59	$0.12

Shares used in computing net income per share:
Basic	25,026,039	24,828,732	24,520,040
Diluted	25,453,390	25,433,676	25,164,401

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at September 30, 2006	24,443,371	$2	$105,466	$—	$129,494	$3,403	$238,365	$42,422

Exercise of stock options	155,139	—	638	—	—	—	638	—
Stock-based compensation expense	—	—	2,715	—	—	—	2,715	—
Stock-based compensation income tax benefits	—	—	53	—	—	—	53	—
Net income	—	—	—	—	3,038	—	3,038	3,038
Translation adjustment	—	—	—	—	—	5,197	5,197	5,197

Balance at September 30, 2007	24,598,510	$2	$108,872	$—	$132,532	$8,600	$250,006	$8,235

Exercise of stock options	413,139	—	2,182	—	—	—	2,182	—
Stock-based compensation expense	—	—	3,423	—	—	—	3,423	—
Stock-based compensation income tax benefits	—	—	1,623	—	—	—	1,623	—
Net income	—	—	—	—	40,479	—	40,479	40,479
Translation adjustment	—	—	—	—	—	12,846	12,846	12,846
Cumulative effect of adoption of new income tax pronouncement	—	—	—	—	(241)	—	(241)	—

Balance at September 30, 2008	25,011,649	$2	$116,100	$—	$172,770	$21,446	$310,318	$53,325

Exercise of stock options	726,827	—	3,482	—	—	—	3,482	—
Stock-based compensation expense	—	—	3,437	—	—	—	3,437	—
Stock-based compensation income tax benefits	—	—	2,131	—	—	—	2,131	—
Net income	—	—	—	—	46,068	—	46,068	46,068
Translation adjustment	—	—	—	—	—	(254)	(254)	(254)
Cumulative effect of adoption of new investment pronouncement	—	—	—	—	2,216	(2,216)	—	—
Unrealized gain on investments	—	—	—	—	—	569	569	569
Reclassification adjustment for losses realized	—	—	—	—	—	1,647	1,647	1,647
Repurchase of common stock	(562,500)	—	—	(8,410)	—	—	(8,410)	—
Retirement of treasury shares	—	—	(8,410)	8,410	—	—	—	—

Balance at September 30, 2009	25,175,976	$2	$116,740	$—	$221,054	$21,192	$358,988	$48,030

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2009	2008	2007
Cash flows from operating activities
Net income	$46,068	$40,479	$3,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,766	31,150	20,447
Provision for doubtful accounts	2,489	216	696
Deferred taxes	4,311	(4,462)	(725)
Stock-based compensation expense	3,437	3,423	2,715
Tax benefit on option exercises	(2,131)	(1,623)	(53)
Asset impairments	1,932	3,612	—
(Gain) loss on disposal of equipment	(194)	718	190
Changes in operating assets and liabilities
Accounts receivable	29,878	(37,000)	(15,492)
Inventories	10,091	8,360	(6,994)
Due to (from) affiliates, net	(2,372)	5,592	(120)
Other current assets	(183)	842	(1,479)
Other assets	4,260	(4,146)	4,127
Accounts payable	(12,644)	8,137	41,791
Accrued liabilities	(2,407)	6,259	1,941
Income taxes payable	(6,292)	12,950	(3,317)
Other current liabilities	—	(353)	39
Other liabilities	(3,872)	8,185	(114)

Net cash provided by operating activities	113,137	82,339	46,690
Cash flows from investing activities
Sales (purchases) of short-term investments	50	(6,300)	12,355
Purchases of property and equipment	(31,971)	(49,218)	(57,619)
Proceeds from sale of equipment	796	300	369
Change in restricted cash, net	203	2,490	(188)
Acquisition of business, net of cash acquired	(872)	—	—

Net cash used in investing activities	(31,794)	(52,728)	(45,083)
Cash flows from financing activities
Payments on line of credit	—	—	(4,000)
Income tax benefit related to stock option exercises	2,131	1,623	53
Debt issuance costs	(891)	—	—
Proceeds from exercise of stock options	3,482	2,182	638
Repurchase of common stock	(8,410)	—	—

Net cash (used in) provided by financing activities	(3,688)	3,805	(3,309)
Effect of exchange rate changes on cash	(24)	719	5,197

Net increase in cash	77,631	34,135	3,495
Cash and cash equivalents at beginning of year	62,090	27,955	24,460

Cash and cash equivalents at end of year	$139,721	$62,090	$27,955

Non-cash investing activities
Purchases of property and equipment	$6,349	$—	$—

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$10,377	$—	$—

Supplemental disclosure
Cash paid for interest	$774	$152	$248
Cash paid for income taxes	$17,239	$10,839	$2,073

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 59%, 59% and 60% of the Company’s outstanding common stock as of September 30, 2009, 2008 and 2007, respectively, allowing WBL to exercise operating control over the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”), and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: Pelikon Limited (“Pelikon”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of accounts receivable allowances, valuation of inventory, warranty reserves, valuation of the Company’s common stock options and income tax contingencies. Actual results could differ from those estimates.

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has established the Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report by providing a plain English approach when describing any new or updated authoritative guidance.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2009 and 2008 consisted of money market funds and United States treasury bills.

Investments

The Company’s investments include investments in debt securities with an auction reset feature, which are collateralized by student loans, and have historically been classified as available-for-sale securities and reflected at fair value. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals (twenty eight days), allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In fiscal 2008, the Company began experiencing failed auctions for the auction rate securities that have gone to auction, resulting in the Company’s inability to sell these securities. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, market interest rates, discount rates and ongoing strength of the bond issuer. Market variables utilized in developing the valuation model for these securities include relative yields on federal student loan securities, average 90 day T-Bill rates, 90 day LIBOR rates, interest rate spreads as determined by the changing credit market environment and quality of market credit and liquidity. The Company had historically classified these securities as short-term investments. However, based on the lack of liquidity related to these investments, as described above, in the second quarter of fiscal 2008 the Company re-classified these investments as long-term assets.

The Company reviews potential impairments associated with its auction rate securities to determine the classification of the impairment as “temporary” or “other-than-temporary” using revised authoritative guidance issued by the FASB. The factors evaluated to differentiate between temporary and other-than-temporary include management’s intent, the projected future cash flows, credit ratings actions and the assessment of the credit quality of the underlying collateral. The Company analyzes changes and trends in the financial and credit markets and specific factors that impact student loan based auction rate securities on an on-going basis. Most notably, the rates on 90 day treasuries fell sharply due to the high market interest in these securities as being a “safe” investment. The interest rate caps on many of the student loan issues are structured such that the spread of 120 basis points added to the 90 day treasury rate makes the current yield on these issues extremely low, thereby making them unattractive compared to most other alternative debt issues available in the marketplace. Due to these changing circumstances, the Company determined that the impairment of its auction rate securities was of an other-than-temporary nature and recorded total charges in the amount of $2,216, of which $1,162 and $1,054 was recorded in the fourth quarter of 2008 and first quarter of 2009, respectively.

Effective April 1, 2009, we adopted new accounting guidance regarding the recognition and presentation of other-than-temporary impairments. As a result, the Company determined that all previously recorded other-than-temporary impairments totaling $2,216 were not attributable to credit losses and therefore reclassified these amounts from retained earnings to accumulated other comprehensive income, as required. Additionally, subsequent increases or decreases in fair value of available-for-sale securities would be recorded as a component of other comprehensive income unless the decrease is considered other than temporary.

On September 24, 2009, the Company accepted an offer from UBS AG (“UBS”), the fund manager with whom the Company holds its auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allow the Company to sell its auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. The Company plans to complete the sale of these securities in July, 2010, and therefore has reclassified these investments as short-term assets during the fourth quarter of fiscal 2009.

The Company’s agreement related to the auction rate securities represents a firm commitment in accordance with FASB authoritative guidance, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the agreement results in a put option and is recognized as a freestanding asset separate from the auction rate securities on the consolidated balance sheet. The Company has elected to measure the put option at fair value, which permits the Company to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the auction rate securities. The Company expects that the future changes in the fair value of the put option will approximate fair value movements in the related auction rate securities. As of September 30, 2009, the estimated value of the put option was $1,647.

Prior to accepting the agreement from the fund manager, the Company recorded auction rate securities investments as available-for-sale and reported any unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income on the consolidated balance sheet. In connection with the acceptance of the agreement from the fund manager, the Company transferred the auction rate securities from securities available-for-sale to trading during the fourth fiscal quarter of 2009 as allowed by FASB authoritative guidance.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to their short maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable. Credit risk exists because the Company’s flexible printed circuit boards and related component assemblies are sold to a limited number of customers (Note 10). The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been within management’s expectations.

Accounts Receivable

The Company records revenues in accordance with the terms of the sale, which is generally at shipment. Accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable and the allowance is determined based on historical write-off experience as well as specific identification of credit issues with invoices. The Company reviews the allowance for doubtful accounts quarterly and past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are charged against the allowance when the Company determines it is probable that the receivable will not be collected. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	20 - 39 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	5 years
Computers and capitalized software	3 years
Leasehold improvements	Shorter of 10 years or life of lease

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. During the years ended September 30, 2009, 2008 and 2007, the Company recorded non-cash charges of $311, $2,000 and $0 for long-lived assets impaired by the closure of the Tucson, Arizona facility of Aurora Optical (Note 15).

Land Use Rights

Land use rights include a long-term leasehold of land for the Company’s facilities located in Suzhou, China, which includes a facility that the Company refers to as “MFC3.”

Capitalized Software Costs

Expenses related to preliminary project assessment, research and development, re-engineering, training and application maintenance are expensed as incurred. Costs that qualify for capitalization are included in other assets and consist primarily of purchased software, payroll costs and consulting fees related to the development of the internal use software. Capitalized costs commence depreciation when they are put into service and are amortized using the straight-line method over a period of three years.

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

The Company reviews the recoverability of the carrying value of goodwill on an annual basis during its fourth fiscal quarter, or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the carrying value of the underlying net assets of such reporting unit. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. The Company has determined that it has one reporting unit for evaluating its goodwill for impairment.

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

During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test and noted that the fair value of the reporting unit exceeded the carrying value of the underlying net assets. Therefore, as of September 30, 2009, no impairments of goodwill were required.

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

Product Warranty Accrual

The Company warrants its products from two to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended September 30, 2009, 2008 and 2007 was as follows:

	Balance at Beginning of Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Year
Fiscal 2009	$2,601	$(5,026)	$2,966	$541
Fiscal 2008	$1,673	$(4,354)	$5,282	$2,601
Fiscal 2007	$1,285	$(4,779)	$5,167	$1,673

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

In July 2006, the FASB issued authoritative guidance which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of October 1, 2007, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefit in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the twelve months ended September 30, 2009, 2008 and 2007 was comprised of the Company’s foreign currency translation adjustment, a cumulative effect of adoption of a new pronouncement, unrealized gains on investments and a reclassification adjustment for losses realized.

As of September 30, 2009 and 2008, the Company had accumulated other comprehensive income of $21,192 and $21,446, respectively, related to foreign currency translation adjustments.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is either the local currency or if the predominant transaction currency is “United States dollars”, then United States dollars will be the functional currency. Balances are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for income statement amounts. Currency translation adjustments are recorded in other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the years ended September 30, 2009, 2008 and 2007, foreign exchange transaction gains and losses were included in other income (expense) and were a net loss of $889, net loss of $1,690, and a net gain of $178, respectively.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the grant date price of the Company’s common stock.

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

The following table presents a reconciliation of basic and diluted shares:

	Years Ended September 30,
	2009	2008	2007
Basic weighted-average number of common shares outstanding	25,026,039	24,828,732	24,520,040
Dilutive effect of potential common shares	427,351	604,944	644,361

Diluted weighted-average number of common and potential common shares outstanding	25,453,390	25,433,676	25,164,401

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	193,893	113,025	192,384

Recent Accounting Pronouncements

In August 2009, the FASB issued revised authoritative guidance regarding the measurement of liabilities at fair value which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance, which is the first quarter of fiscal 2010 for the Company. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance which revises the approach to determining when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or “VIE”) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. This guidance requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them. This guidance is effective for the Company’s 2011 fiscal year and the Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB revised the authoritative guidance for determining the fair value of a financial asset in a market that is not active. Specifically, it clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. This guidance is effective immediately and management notes that there is no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance to addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. This guidance is effective for fiscal years beginning after December 15, 2008, which is October 1, 2009 for the Company, and interim periods within those fiscal years. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued authoritative guidance that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has determined that this guidance did not have an impact on its consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued revised authoritative guidance for nonfinancial assets and nonfinancial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This revised guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which would be January 1, 2009 for the Company. In accordance with the guidance, the Company deferred adoption for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe that this revised guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the Company. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance is effective for the Company beginning October 1, 2009. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Acquisition of Pelikon

In December 2008, the Company acquired Pelikon, which develops printed segmented electroluminescent display and keypad technologies primarily for use in smart phones, with the potential for future application to other electronic devices. The initial consideration for the purchase was $10,377, which consisted of notes payable to all former shareholders (the “Sellers”) of Pelikon and notes payable to certain unsecured debt holders (the “Lenders”) of Pelikon.

In addition to the initial consideration, the Sellers may receive contingent consideration (the “Contingent Consideration”) based on the net amount of sales for certain products, during calendar years 2009 and 2010 (each calendar year, an “Earn-Out Period”), conditional upon certain sales levels being achieved during the applicable calendar year (each, an “Earn-Out Target”). Any Contingent Consideration paid shall not exceed $2,190 in 2009 and $7,236 in 2010, and if one or both of the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for one or both of the Earn-Out Periods, as applicable. Any Contingent Consideration payable is subject to reduction, on a dollar for dollar basis, in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Agreement and the aggregate principal amount and accrued interest under the Sellers Promissory Notes is not sufficient to cover such damages. No Contingent Consideration was paid in 2009 due to the net amount of sales levels not being achieved during the applicable calendar year. In connection with the acquisition, the Company recorded $11,249 of net assets, which included $6,800 of intangible assets, and $3,908 of goodwill and $541 of other net assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the initial consideration at the date of acquisition. Should Contingent Consideration be paid under the terms of the Agreement, such payments will be recorded as an increase in goodwill.

The total purchase price of Pelikon was as follows:

Fair value of notes issued to Selling Shareholders	$5,520
Fair value of notes issued to Lenders	4,857
Direct transaction fees and expenses	892
Cash acquired	(20)

Total purchase price	$11,249

The above purchase price has been allocated based upon the fair value of assets acquired and liabilities assumed. It was allocated as follows:

Inventories	$128
Other current assets	445
Property, plant and equipment	494
Intangible assets	6,800
Goodwill	3,908
Accounts payable	(336)
Current liabilities	(190)

Net assets acquired	$11,249

The consolidated financial statements for the fiscal year ended September 30, 2009 include the results of operations of Pelikon commencing as of the acquisition date. The acquisition of Pelikon was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

3. Related Party Transactions

During the years ended September 30, 2009, 2008 and 2007, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owns 59%, 59% and 60% of the Company’s common stock as of September 30, 2009, 2008 and 2007, respectively. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprise the following:

	Years Ended September 30,
	2009	2008	2007
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$471	$2,660	$—

Purchases from affiliates:
MFS	$5,452	$8,982	$—

Rent expense for the years ended September 30, 2009, 2008 and 2007 included related-party payments to various WBL subsidiaries of $521, $257 and $116, respectively. As of September 30, 2009, 2008 and 2007, the Company leased 239, 239 and 61 thousand square feet of office and manufacturing space from WBL related parties.

Net amounts due from (due to) affiliated companies comprise the following:

	September 30,
	2009	2008
MFS Technologies (Hunan) Co. Ltd.	$(365)	$1,130
MFS	—	(3,138)

	$(365)	$(2,008)

Amounts due from affiliates are included in other current assets on the balance sheet.

4. Composition of Certain Balance Sheet Components

Inventories, net of related allowance, comprise the following:

	September 30,
	2009	2008
Raw materials and supplies	$25,623	$21,503
Work-in-progress	18,244	24,729
Finished goods	6,418	13,542

	$50,285	$59,774

Property, plant, and equipment, net, comprise the following:

	September 30,
	2009	2008
Land	$3,730	$4,054
Building	32,452	37,373
Machinery and equipment	197,775	187,158
Furniture and fixtures	2,375	1,746
Leasehold improvements	19,020	15,378
Construction-in-progress	14,506	6,365

	$269,858	$252,074
Accumulated depreciation and amortization	(119,759)	(91,857)

	$150,099	$160,217

Depreciation expense for the years ended September 30, 2009, 2008 and 2007, was $39,132, $30,371 and $19,956, respectively.

Included in other assets as of September 30, 2009 and 2008 is capitalized purchased software and internally developed software costs and deposits on equipment to be purchased. Amortization of software costs for the years ended September 30, 2009, 2008 and 2007 was $1,095, $779 and $491, respectively.

Accrued liabilities comprise the following:

	September 30,
	2009	2008
Wages and compensation	$13,399	$12,704
Warranty accrual	541	2,601
Other	6,247	7,640

	$20,187	$22,945

5. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. The changes in the carrying amount of goodwill for the twelve months ended September 30, 2009 were as follows:

Balance at September 30, 2008	$3,629
Pelikon acquisition	3,908

Balance at September 30, 2009	$7,537

Intangible Assets

The Company’s intangible assets as of September 30, 2009 and September 30, 2008 were as follows:

Balance at September 30, 2008	$—
Intellectual property acquired	6,800
Accumulated amortization	(1,095)

Balance at September 30, 2009	$5,705

Amortization of intangible assets was $1,095 and $0 for the twelve months ended September 30, 2009 and 2008, respectively. Estimated future annual pre-tax amortization expense of intangible assets as of September 30, 2009, over the estimated useful life of five years is as follows:

Fiscal Years
2010	1,360
2011	1,360
2012	1,360
2013	1,360
2014 and thereafter	265

Total	$5,705

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

Notes payable consists of the following:

September 30, 2009
Sellers Promissory Notes payable for the purchase of 100% of the equity interest in Pelikon, plus accrued interest	$5,760
Lender Promissory Notes payable to debt holders of Pelikon, plus accrued interest	5,092

Total notes payable	$10,852
Less: current portion	—

Notes payable net of current portion	$10,852

7. Income Taxes

United States and foreign income (loss) before taxes are as follows:

	Years Ended September 30,
	2009	2008	2007
United States	$11,595	$42,677	$(5,261)
Foreign	44,445	20,325	6,381

	$56,040	$63,002	$1,120

The provision for (benefit from) income taxes consisted of the following components:

	Years Ended September 30,
	2009	2008	2007
Current
Federal	$(1,275)	$19,141	$(2,732)
State	628	2,122	(69)
Foreign	4,224	6,054	1,608

	$3,577	$27,317	$(1,193)

Deferred
Federal	$4,128	$(2,179)	$421
State	204	(69)	(67)
Foreign	2,063	(2,545)	(1,079)

	6,395	(4,793)	(725)

	$9,972	$22,524	$(1,918)

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2009	2008
Deferred tax assets
Net operating loss	$8,278	$973
Inventory	1,952	2,605
Depreciation	1,915	2,716
Stock-based compensation	1,512	1,494
Asset impairment	1,321	786
Accrued expenses	973	1,058
Allowance for doubtful accounts	464	591
Warranty reserve	156	1,021
Capital loss carryforward	392	329
Investments	177	633
State taxes	94	697
Other	22	68

Subtotal deferred tax assets	17,256	12,971
Valuation allowance	(8,791)	(962)

Total deferred tax assets	8,465	12,009
Deferred tax liabilities
Depreciation	(593)	(261)
Amortization	(8)	(213)
Put option	(648)	—

Total deferred tax liabilities	(1,249)	(474)

Net deferred tax assets	$7,216	$11,535

The Company established a valuation allowance of approximately $8,791 and $962 as of September 30, 2009 and 2008, respectively. The valuation allowance is comprised of net operating loss carryforwards, capital loss carryforwards and deferred income tax benefits attributable to the Company’s investments. The valuation allowance increased by $6,574 due to the pre-acquisition net operating loss from Pelikon, increased by $1,648 due to Pelikon’s current year net operating loss, increased by $63 due to additional capital loss carryforwards and decreased by $456 due to release of the valuation allowance attributable to the Company’s investments based on additional facts. There is an uncertainty regarding the future realization of these deferred tax assets and management has determined that it is more likely than not that it will not receive future tax benefits.

As of September 30, 2009 and 2008, the Company had net operating loss carryforwards for foreign tax purposes of approximately $29,752 and $3,891, respectively. These net operating loss carryforwards has an indefinite carryforward period. The foreign net operating loss increased mainly due to the carryforward of the pre-acquisition net operating loss from Pelikon in the amount of $23,479. Due to a change of ownership of Pelikon, utilization of the pre-acquisition net operating loss may be limited if Pelikon experiences a change in the nature or conduct of the business.

The provision for (benefit from) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended September 30,
	2009	2008	2007
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	0.6	2.3	(7.9)
Foreign tax credit	(1.8)	(0.2)	(96.4)
Foreign rate variance	(14.7)	(5.7)	(152.2)
Nondeductible expenses	0.3	0.3	4.1
Return to provision adjustments	(1.2)	—	7.2
IRS exam	—	—	18.9
Tax contingency reserve	(3.9)	3.2	17.7
Valuation allowance	2.3	—	—
Other	1.2	0.9	2.4

	17.8%	35.8%	(171.2)%

The Company currently enjoys tax holidays and other tax incentives for its operations in China and Singapore. The tax holiday rate of 12% for the Company’s first manufacturing facility in China, MFC1, expired on December 31, 2007, and MFC1 is now subject to an income tax rate of 25%, based on current law. The Company has obtained two tax holidays for its second manufacturing facility in China, MFC2. The first tax holiday rate of 12.5% expired on December 31, 2008. Beginning on January 1, 2009, MFC2 is subject to a tax holiday rate of 12.5% on approximately 39% of its profit, expiring December 31, 2010, and the statutory tax rate of 25% on approximately 61% of its profits until June 30, 2013. The Company has also obtained a tax incentive for its operations in Singapore, and MFLEX Singapore will be subject to taxes at a tax rate of 10% of its profits. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or change in law.

Had the Company not received the tax holiday for its operations in China and Singapore, net income for the years ended September 30, 2009, 2008 and 2007 would have been decreased to the pro forma amounts below:

	Years Ended September 30,
	2009	2008	2007
Net income, as reported	$46,068	$40,479	$3,038
Additional tax in China and Singapore	(2,769)	(6,520)	(1,520)
Pro forma net income	$43,299	$33,959	$1,518
Net income per share
Basic, as reported	$1.84	$1.63	$0.12
Basic, pro forma	$1.73	$1.37	$0.06
Diluted, as reported	$1.81	$1.59	$0.12
Diluted, pro forma	$1.70	$1.34	$0.06

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $109,529, $73,120 and $55,643 for the years ended September 30, 2009, 2008 and 2007, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

As of October 1, 2007, the Company utilized a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation, the Company recognized a $241 decrease to the October 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2009	Fiscal 2008
Unrecognized tax benefit at beginning of the year	$12,900	$5,070
Increases for positions taken in current period	2,193	4,554
Increases for positions taken in prior period	—	3,507
(Decreases) for positions taken in prior period	(2,432)	(67)
(Decreases) for settlement with taxing authorities	—	(164)
(Decreases) for lapse in applicable statute of limitations	(3,555)	—

Unrecognized tax benefit at end of the year	$9,106	$12,900

As of September 30, 2009, the liability for income taxes associated with uncertain tax positions decreased to $9,106 from $12,900 at September 30, 2008. As of September 30, 2009 and September 30, 2008, these liabilities can be reduced by $4,715 and $6,710, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $4,391 at September 30, 2009 and $6,190 at September 30, 2008, if recognized, would favorably affect the Company’s effective tax rate. During the year ended September 30, 2009, the liability for income taxes associated with uncertain tax positions decreased by $3,555 due to an expiration of statute of limitation related to international tax position and decreased by $2,432 due to re-measurement of a liability associated with international tax position based on additional facts. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefit in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $352 and $228 of interest for the year ended September 30, 2009 and 2008, respectively. The accrued interest decreased by $930 due to the decrease in unrecognized tax benefits stated above. In total, the Company has recognized a liability of $303 for interest as of September 30, 2009.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. federal and various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2005. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2003. The Chinese tax authority is currently auditing MFC1’s income tax returns for tax years 2005 through 2007 and MFC2’s income tax returns for tax years 2004 through 2007.

8. Lines of Credit

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”). On August 27, 2009, the parties entered into Amendment No. 1 to the Agreement (the “Amendment”) to make certain adjustments to the amount available for borrowing under the Facility and the definition of Eligible Account (as defined in the Amendment).

Availability under the Facility for each Borrower will be an amount equal to the lesser of: (1) 85% of the eligible accounts receivable attributable to such Borrower minus the Availability Block (as defined in the Amendment), which amount could be as high as $10,000 and as low as $0 dependent on the amount of cash and cash equivalents on deposit with BOA, or (2) the Revolver Commitment minus the Availability Reserve (as defined in the Agreement) to the extent attributable to such Borrower in BOA’s discretion.

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

In January 2009, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate amount of 200,000 Chinese Renminbi (“RMB”) ($29,283 at September 30, 2009). The lines of credit will mature in January 2010 and bear interest at a rate determined within the scope ruled by the People’s Bank of China (“PBOC”). The credit facilities contained covenants restricting the pledging of assets.

In July 2009, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,981 each at

September 30, 2009). As of September 30, 2009, the lines of credit were to mature in July 2010. Pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate under the applicable credit line will be LIBOR (0.28688% at September 30, 2009), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the PBOC and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of specified events. These specified events include: (i) a significant adjustment in the country’s currency policy; (ii) significant change in MFC1 or MFC2’s financial position, business environment or marketplace or that of the Company as guarantor; (iii) MFC1 or MFC2 undergo a significant organizational change such as merger, termination, or divestiture; (iv) MFC1 or MFC2 do not use the facility according to the agreed terms or violate the terms of the facility; (v) there is damage or loss to pledged assets or hidden assets, withdrawn funds; (vi) MFC1 or MFC2 fail to meet its debt obligations; and (vii) other occasions or situations where in the analysis of SPDB, situations would lead to the reduction of MFC1 or MFC2’s debt re-payment ability.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Line of credit (BOA)	$24,415	$—	$—	$—
Lines of credit (BC)	29,283	29,333	—	—
Lines of credit (SPDB)	21,962	22,000	—	—

	$75,660	$51,333	$—	$—

As of September 30, 2009, the Company is in compliance with all covenants under the lines of credit.

9. Segment Information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. For the fiscal year ended September 30, 2009, net sales reflect certain sales related to customer purchase orders that were transferred from the U.S. geographic segment to the Singapore geographic segment. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Years Ended September 30,
	2009	2008	2007
Net sales
United States	$261,760	$709,726	$485,088
China	517,773	519,062	307,186
Singapore	490,648	—	—
Other	1,112	—	—
Eliminations	(506,861)	(499,983)	(284,127)

Total	$764,432	$728,805	$508,147

Operating income (loss)
United States	$117	$26,017	$(17,884)
China	27,894	37,978	17,575
Singapore	36,411	(238)	—
Other	(7,133)	—	—
Eliminations	110	406	—

Total	$57,399	$64,163	$(309)

Depreciation and amortization
United States	$3,498	$3,417	$3,462
China	35,656	27,732	16,985
Singapore	30	1	—
Other	1,582	—	—

Total	$40,766	$31,150	$20,447

	Years Ended September 30,
	2009	2008
Total assets
United States	$281,834	$382,229
China	174,114	204,250
Singapore	235,634	59,999
Other	14,283	—
Eliminations	(179,935)	(158,868)

Total	$525,930	$487,610

10. Significant Concentrations

Customers

Net sales to the Company’s four largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, are presented below.

	Years Ended September 30,
	2009	2008	2007
Net sales
OEM—A	6%	20%	57%
OEM—B	10%	45%	25%
OEM—C	37%	20%	4%
OEM—D	43%	11%	8%

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which account for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company sub-contractors.

	Years Ended September 30,
	2009	2008	2007
Net sales
Customer—1	5%	18%	46%
Customer—2	12%	37%	19%
Customer—3	12%	15%	6%
Customer—4	25%	4%	—
Customer—5	17%	—	—

	Years Ended September 30,
	2009	2008	2007
Accounts Receivable
Customer—1	6%	13%	39%
Customer—2	11%	23%	32%
Customer—3	16%	23%	7%
Customer—4	30%	16%	1%
Customer—5	11%	1%	—

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Years Ended September 30,
	2009	2008	2007
North America	$225,347	$100,954	$92,681
China	321,657	192,408	185,196
Hong Kong	106,480	158,150	126,037
Malaysia	18,596	206,606	64,237
Other Asia-Pacific	7,280	14,473	23,364
Europe	84,927	55,870	9,094
Other foreign	145	344	7,538

	$764,432	$728,805	$508,147

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in Other Asia-Pacific countries include Singapore, Japan, Thailand, Taiwan, the Philippines and Korea. Sales to customers in Europe include the Netherlands, Austria, Sweden, Hungary, Denmark, Italy, Scotland, Germany, France and the United Kingdom.

Industry

In the years ended September 30, 2009, 2008 and 2007, 72%, 91% and 92% of net sales, respectively, were derived from sales to companies that provide products or services to the wireless industry and 25%, 4% and 0% of net sales, respectively, were derived from sales to companies that provide products to the consumer electronics industry. Both of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

11. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under non-cancelable operating leases which expire at various dates through 2011. Future minimum lease payments under non-cancelable operating leases at September 30, 2009 are as follows:

Years Ending September 30,	Operating Leases
2010	$1,301
2011	304
2012	—
2013	—
2014 and after	—

Total	$1,605

Total rent expense was $1,877, $1,828 and $1,301 for the years ended September 30, 2009, 2008 and 2007, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of September 30, 2009 and 2008, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities which totaled $49,495 and $9,203, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC1 and MFC2, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the years ended September 30, 2009, 2008 and 2007 were $11,056, $8,106 and $5,362, respectively.

Indemnifications

In the normal course of business the Company provides indemnification and guarantees of varying scope to customers and others. These indemnities include among other things, intellectual property indemnities to customers in connection with the sale of the Company’s products, warranty guarantees to customers related to products sold and indemnities to the Company’s directors and officers to the maximum extent permitted by Delaware law. The duration of these indemnities and guarantees varies, and, in certain cases, is indeterminate. Historically, costs related to these indemnification provisions have not been significant, and with the exception of the warranty accrual (see Note 1), no liabilities have been recorded for these indemnification provisions.

12. Stock Option Plans

1994 Stock Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”), which is administered by the Company’s board of directors or a committee thereof (the “Administrator”). The 1994 Plan provides for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The Administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vest based on periods determined by the Administrator, which have been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock have been authorized for issuance and reserved under the 1994 Plan. Effective with the adoption of the Company’s 2004 Stock Incentive Plan, as amended from time to time (the “2004 Plan”), the Company ceased granting options under the 1994 Plan and it was officially terminated on December 9, 2004.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	the expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock since the date of the Company’s Initial Public Offering (“IPO”) on June 30, 2004;

(b)	expected dividends, which are zero, as the Company does not currently anticipate issuing dividends;

(c)	the expected term of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

(d)	the risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

The Company used the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes option valuation model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the year ended September 30, 2009.

Stock Options

Stock option activity for the fiscal year ended September 30, 2009 under the 1994 and 2004 Plans is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2008	1,155,412	$8.66
Granted	—	—
Exercised	(578,603)	6.05
Forfeited	(30,596)	16.62

Options outstanding and exercisable at September 30, 2009	546,213	$10.97	$9,688	4.8

Vested and expected to vest at September 30, 2009	546,213	$10.97	$9,688	4.8

During the years ended September 30, 2009, 2008 and 2007 the Company recognized compensation costs of $288, $903 and $1,176, respectively, related to stock options. The aggregate intrinsic value of stock options exercised was $7,370, $1,251 and $1,582 during the years ended September 30, 2009, 2008 and 2007, respectively. No unearned compensation existed at September 30, 2009 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the years ended September 30, 2009, 2008 and 2007 the Company made service-based restricted stock unit (“RSU”) grants equal to 260,050, 264,443 and 190,200, respectively, shares of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

On June 11, 2008, the Administrator approved the grant of 22,000 performance-based RSUs to certain employees, including executive officers, under the 2004 Plan. These performance-based RSU’s vest and become fully exercisable subject to the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through March 31, 2011. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of September 30, 2009, the Company reviewed each of the underlying performance targets related to its outstanding performance-based RSU grants and determined that 7,500 of the performance-based RSU’s did not vest due to performance metrics not being achieved. In addition, the Company determined that it was probable that an additional 4,500 of the performance-based RSU’s will not vest as the related performance metrics will not be achieved. Consequently, the compensation expense related to these performance-based RSU’s was reversed upon determination of non-achievement of the performance metrics.

RSU activity for the twelve months ended September 30, 2009 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2008	404,731	$20.87
Granted	260,050	14.14
Vested	(148,224)	20.96
Forfeited	(42,733)	20.54

Non-vested shares outstanding at September 30, 2009	473,824	$17.18

The weighted-average remaining contractual life of non-vested RSUs outstanding was 8.5 years as of September 30, 2009. The weighted-average grant-date fair value of non-vested RSUs granted during the years ended September 30, 2009, 2008 and 2007 was $14.14, $19.18 and $17.80, respectively. The weighted-average fair value of RSUs vested during the years ended September 30, 2009, 2008 and 2007 was $20.96, $29.94 and $47.61, respectively. Unearned compensation of $4,683 existed at September 30, 2009, related to non-vested RSUs which will be recognized into expense over a weighted average period of 1.1 years. During the years ended September 30, 2009, 2008 and 2007, the Company recognized compensation expense of $2,996, $2,520 and $1,539, respectively. The Company currently anticipates making future grants of RSUs in lieu of stock options.

Stock Appreciation Rights

On December 5, 2008, the Administrator approved defined dollar value stock appreciation rights to be settled in Company common stock (“SSARs”) of $2,225, for certain employees, including executive officers, under the 2004 Plan. These SSARs were granted in four tranches (on December 5, 2008 and March 5, June 5 and September 4, 2009, subject to certain requirements being met—each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs received by each participant, on each grant date, was determined by dividing one-fourth of the defined dollar value set for each grantee by the closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

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

The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. The grant date fair value of the SSAR awards was estimated using the Black-Scholes valuation pricing model with the following assumptions:

	December 5, 2008	March 5, 2009	June 5, 2009	September 4, 2009
Risk-free interest rate	1.61%	1.96%	2.56%	2.46%
Expected dividends	—	—	—	—
Expected volatility	73.55%	73.53%	73.05%	72.00%
Expected term (in months)	36	33	30	27
Grant date fair value	$5.26	$6.00	$9.95	$12.21
Total SSARs granted	51,692	43,794	25,396	19,460

During the years ended September 30, 2009, 2008 and 2007 the Company recognized compensation expense of $153, $0 and $0 related to the SSARs grants, which is being recognized over the vesting period. Unearned compensation as of September 30, 2009 was $783 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 2.2 years.

13. Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s Board of Directors (“Board”). Contributions to the Benefit Plan were $323, $256 and $151 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

14. Share Repurchase Program

On December 5, 2008, the Company’s Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented nine percent of the Company’s common stock outstanding as of October 31, 2009. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of September 30, 2009, the Company had repurchased a total of 562,500 shares, at a weighted-average purchase price of $14.95 per share, for a total value of $8,410 pursuant to a 10b5-1 plan. In September 2009, the Company retired all 562,500 common shares in treasury. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

15. Long-lived Asset Impairment and Restructuring

Long-Lived Asset Impairment

At the end of the fourth quarter of fiscal 2008, due to the closure of the Tucson, Arizona facility of Aurora Optical, the Company completed its long-lived asset impairment analysis and a restructuring cost analysis.

Based on the Company’s analysis of the net book value and fair market value of the Aurora Optical assets which were planned for sale, after deducting the net book value of assets being transferred to the Company’s Anaheim facility, the Company determined that the remaining assets of Aurora Optical were impaired, and recorded a pre-tax impairment charge of $2,000 in the fourth quarter of fiscal 2008, including $1,300 related to buildings, $600 for machinery and equipment and $100 for other assets. During the three months ended December 31, 2008, $3,527 of land and building and manufacturing equipment was classified as assets held for sale. During the three months ended March 31, 2009, the Company sold the Aurora Optical machinery and equipment previously classified as assets held for sale and recorded a gain of $197 on the sale, which was reported under impairment and restructuring costs. Based on an arms-length offer for the former Aurora Optical land and building received, an additional impairment charge of $110 was recorded during the quarter ended March 31, 2009, followed by a further impairment charge of $201 due to a further decline in market value recorded during the quarter ended September 30, 2009. The added charges resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. As of September 30, 2009, $2,958, primarily related to land and buildings, was classified as held for sale.

Restructuring

Based on the Company’s analysis, a pre-tax restructuring charge comprised of severance, relocation, and other costs related to the closure of Aurora Optical was estimated at $540, of which $180 was recorded in the fourth quarter of 2008, with the remaining $360 recorded as incurred during the first quarter of fiscal 2009.

The $180 recorded in fiscal 2008 related to severance and outplacement charges and was accrued as of September 30, 2008. The following table reflects the movement activity of the restructuring reserve for the fiscal year ended September 30, 2009.

Severance and Outplacement Charges
Accrual balance as of September 30, 2008	$180
Restructuring charges	311
Utilization	(366)
Adjustments	(98)

Accrual balance as of September 30, 2009	$27

16. Fair Value Measurements

On October 1, 2008, the Company adopted FASB issued authoritative guidance that addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. In accordance with the guidance, the Company deferred adoption for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

On April 1, 2009, the Company adopted new FASB authoritative guidance which provides additional guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price.

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures its auction rate securities (“ARS”) as short-term investments at fair value. The ARS had an aggregate fair value of $11,603 at September 30, 2009, and $12,138 at September 30, 2008. The realized loss of $1,647 recorded in fiscal 2009 was entirely offset by the recording of a realized gain of $1,647 in fiscal 2009 related to the put option right provided by the fund manager.

Pursuant to the authoritative guidance issued by the FASB, the fair value of the Company’s marketable securities is determined based on “Level 3” inputs, which consist of unobservable inputs that are not corroborated by market data. The fair value of these investments is determined using models that consider various assumptions including contractual terms of the underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors. The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative guidance, were as follows:

	Fair Value Measurements as of September 30, 2009
	Level 1	Level 2	Level 3
Auction rate securities	$—	$—	$11,603
Put option	—	—	1,647

	$—	$—	$13,250

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined under the FASB authoritative guidance.

	Fair Value Measurements of Assets Using Level 3 Inputs as of September 30, 2009
	Auction rate securities	Put option	Total
Beginning balance at October 1, 2008	$—	$—	$—
Transfers to Level 3	13,250	—	13,250
Total realized (losses) gains	(1,647)	1,647	—
Included in other comprehensive income (loss)	—	—	—

Ending balance at September 30, 2009	$11,603	$1,647	$13,250

Long term debt

The Company is required to disclose the fair value of its financial instruments, including debt instruments on an interim and annual basis. The Company, as a result of the acquisition of Pelikon, issued promissory notes as consideration for the purchase of 100% of the equity shares of Pelikon. The purchase agreement (the “Purchase Agreement”) established three pools of notes used as consideration: (1) Sellers Promissory Notes, (2) Lender Promissory Notes and (3) the Contingent Consideration Note. The Seller Promissory Notes and Lender Promissory Notes are due December 10, 2010 and accrue interest at six percent annually. The Contingent Consideration Note is binding on the Company, is payable to the Sellers (former shareholders of Pelikon) only if Pelikon achieves the unit sales/shipping targets specified in the Purchase Agreement, and is non-interest bearing. The fair value of the notes is estimated using projected future cash out flows based on the specific terms of each note pool and approximates carrying value as of September 30, 2009.

17. Subsequent Events

The Company notes that no material events have taken place that would require specific disclosure from the date of the financial statements presented in the report herein through November 17, 2009, the date the financial statements were issued.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this evaluation and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level as of September 30, 2009.

Item 9B.	Other Information.

On November 16, 2009, the special compensation committee of our board of directors, comprised solely of independent, non-employee directors, approved a fiscal year 2010 bonus plan, pursuant to which our named executive officers (“NEOs”) can obtain a cash bonus (“Bonus”), at a target level equal to 100 percent for Mr. Meshgin, fifty-five percent for Mr. Liguori and fifty percent for Mr. Lee and Ms. Besnard, of such executive’s annual base salary. The bonus plan includes net revenue, net income and return on invested capital metrics which must be met in order for the NEOs to be awarded the Bonuses. In certain specified circumstances, the Bonuses may exceed these percentages.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our 2010 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders expected to be held in March of 2010, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Philippe Lemaitre (Chairperson), Sanford L. Kane, Donald Schwanz and Sam Yau. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Further, our board of directors has determined that Mr. Kane qualifies as an “audit committee financial expert” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2010 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2010 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2010 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

All financial statements as set forth under Item 8 of this report.

(2) Supplementary Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(13)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(13)	1994 Stock Plan of the Company, as amended.

10.3(4)(13)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8)(13)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56*(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57*(13)	Form of Restricted Stock Unit Agreement.

14.1*	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(4)

Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 24, 2008 and to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 21, 2009.

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

(9)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Confidential treatment has been granted for certain portions of this agreement.

(10)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2009.

(11)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009. Confidential treatment has been granted for certain portions of this agreement.

(12)	Portions of the exhibit have been omitted pursuant to a request for confidential treatement.

(13)	Indicates management contracts or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date:	November 17, 2009	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIP A. HARDING Philip A. Harding	Chairman of the Board of Directors	November 17, 2009

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2009

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 17, 2009

/S/ SANFORD L. KANE Sanford L. Kane	Director	November 17, 2009

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Director	November 17, 2009

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 17, 2009

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 17, 2009

Name	Title	Date

/S/ CHOON SENG TAN Choon Seng Tan	Director	November 17, 2009

/S/ SAM YAU Sam Yau	Director	November 17, 2009

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(In Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2009	$1,520	$2,489	$(1,857)	$2,152
Fiscal 2008	$1,300	$5,687	$(5,467)	$1,520
Fiscal 2007	$604	$7,554	$(6,858)	$1,300

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2009	$962	$8,285	$(456)	$8,791
Fiscal 2008	$331	$631	$—	$962
Fiscal 2007	$336	$—	$(5)	$331

Inventory Reserves	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2009	$10,022	$447	$(3,005)	$7,464
Fiscal 2008	$7,862	$5,052	$(2,892)	$10,022
Fiscal 2007	$8,541	$1,758	$(2,437)	$7,862

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(13)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(13)	1994 Stock Plan of the Company, as amended.

10.3(4)(13)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8)(13)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.48(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.49(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Bank of China Co., Ltd. Wuzhong Branch dated January 25, 2009.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56*(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57*(13)	Form of Restricted Stock Unit Agreement.

14.1*	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

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

(4)

Incorporated by reference to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 24, 2008 and to exhibit (as Appendix A) to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 21, 2009.

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

(9)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008. Confidential treatment has been granted for certain portions of this agreement.

(10)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2009.

(11)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009. Confidential treatment has been granted for certain portions of this agreement.

(12)	Portions of the exhibit have been omitted pursuant to a request for confidential treatement.

(13)	Indicates management contract or compensatory plan.