Form 10-Q
period 2009-12-31
MULTI FINELINE ELECTRONIX INC
filed 2010-02-04
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2010 was 25,402,933.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$140,975	$139,721
Short-term investments	11,689	11,812
Accounts receivable, net of allowances of $2,719 and $2,152 at December 31, 2009 and September 30, 2009, respectively	132,413	129,270
Inventories	36,070	50,285
Deferred taxes	3,528	3,528
Income taxes receivable	7,225	6,612
Assets held for sale	2,958	2,958
Other current assets	5,069	4,377

Total current assets	339,927	348,563
Property, plant and equipment, net	161,359	150,099
Land use rights	3,087	3,103
Deferred taxes	3,777	3,688
Goodwill	7,537	7,537
Intangible assets, net	5,365	5,705
Other assets	6,845	7,235

Total assets	$527,897	$525,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$105,485	$122,524
Accrued liabilities	18,476	20,187
Current portion of notes payable	11,001	—
Due to affiliates	104	416
Income taxes payable	5,379	3,400

Total current liabilities	140,445	146,527
Notes payable	—	10,852
Other liabilities	10,711	9,563

Total liabilities	151,156	166,942
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2009 and September 30, 2009, respectively; 0 and 0 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2009 and September 30, 2009, respectively; 25,380,072 and 25,175,976 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	3	2
Additional paid-in capital	118,157	116,740
Retained earnings	237,367	221,054
Accumulated other comprehensive income	21,214	21,192

Total stockholders’ equity	376,741	358,988

Total liabilities and stockholders’ equity	$527,897	$525,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2009	2008
Net sales	$229,498	$216,630
Cost of sales	193,025	183,557

Gross profit	36,473	33,073
Operating expenses
Research and development	2,835	1,171
Sales and marketing	6,685	5,335
General and administrative	5,883	7,019
Impairment and restructuring costs	—	311

Total operating expenses	15,403	13,836

Operating income	21,070	19,237
Other income (expense), net
Interest expense	(277)	(18)
Interest income	86	386
Other income (expense), net	190	(1,482)

Income before income taxes	21,069	18,123
Provision for income taxes	(4,756)	(4,032)

Net income	$16,313	$14,091

Net income per share:
Basic	$0.65	$0.56

Diluted	$0.63	$0.56

Shares used in computing net income per share:
Basic	25,269,783	25,066,968
Diluted	25,755,033	25,290,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$16,313	$14,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,043	9,732
Provision for doubtful accounts and returns	2,079	(233)
Deferred taxes	(88)	(124)
Stock-based compensation expense	1,376	710
Impairment and restructuring costs	—	1,365
(Gain) loss on disposal of equipment	(145)	72

Changes in operating assets and liabilities
Accounts receivable	(4,572)	13,022
Inventories	14,649	15,400
Due from affiliates, net	(1,008)	(1,870)
Other current assets	(715)	(610)
Other assets	432	1,858
Accounts payable	(28,074)	(31,647)
Accrued liabilities	(2,416)	(92)
Income taxes payable	1,282	(2,781)
Other current liabilities	149	(8)
Other liabilities	1,151	1,345

Net cash provided by operating activities	12,456	20,230
Cash flows from investing activities
Sales of short-term investments	150	—
Purchases of property and equipment	(11,709)	(10,041)
Proceeds from sale of equipment	234	15
Change in restricted cash, net	—	(59)
Acquisition of business, net of cash acquired	—	(872)

Net cash used in investing activities	(11,325)	(10,957)
Cash flows from financing activities
Proceeds from exercise of stock options	945	164
Tax withholdings for net share settlement of equity awards	(905)	—

Net cash provided by financing activities	40	164
Effect of exchange rate changes on cash	83	(29)

Net increase in cash	1,254	9,408
Cash and cash equivalents at the beginning of the period	139,721	62,090

Cash and cash equivalents at the end of the period	$140,975	$71,498

Non-cash investing activities
Purchases of property and equipment	$11,015	$—

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$—	$10,399

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 58% and 59% of the Company’s outstanding common stock as of December 31, 2009 and September 30, 2009, respectively, which provides WBL with control over the outcome of stockholder votes.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”), Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”), and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: Pelikon Limited (“Pelikon”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of December 31, 2009 consisted of money market funds and cash equivalents as of September 30, 2009 consisted of money market funds and United States treasury bills.

Investments

On September 24, 2009, the Company accepted an offer from UBS AG (“UBS”), the fund manager with whom the Company holds its auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allow the Company to sell its auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. The Company plans to complete the sale of these securities in July 2010, and therefore reclassified these investments as short-term assets during the fourth quarter of fiscal 2009.

The Company’s agreement related to the auction rate securities represents a firm commitment in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the agreement results in a put option and is recognized as a freestanding asset separate from the auction rate securities on the condensed consolidated balance sheet. The Company has elected to measure the put option at fair value, which permits the Company to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the auction rate securities. The Company expects that the future changes in the fair value of the put option will approximate fair value movements in the related auction rate securities. As of December 31, 2009 and September 30, 2009, the estimated value of the put option was $1,620 and $1,647, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Prior to accepting the agreement from UBS, the Company recorded auction rate securities investments as available-for-sale and reported any unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. In connection with the acceptance of the agreement from UBS, the Company transferred the auction rate securities from securities available-for-sale to trading during the fourth fiscal quarter of 2009 as allowed by FASB authoritative guidance.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to their short maturities.

Inventories

Inventories, net of related allowances, are comprised of the following:

	December 31, 2009	September 30, 2009
Raw materials and supplies	$15,143	$25,623
Work-in-progress	9,820	18,244
Finished goods	11,107	6,418

	$36,070	$50,285

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	December 31, 2009	September 30, 2009
Land	$3,730	$3,730
Building	32,268	32,452
Machinery and equipment	204,121	197,775
Furniture and fixtures	2,434	2,375
Leasehold improvements	19,435	19,020
Construction-in-progress	29,961	14,506

	$291,949	$269,858
Accumulated depreciation	(130,590)	(119,759)

	$161,359	$150,099

Depreciation expense for the three months ended December 31, 2009 and 2008 was $11,349 and $9,497, respectively.

Included in other assets as of December 31, 2009 and September 30, 2009 is capitalized purchased software and internally developed software costs and deposits on equipment to be purchased. Amortization of software costs for the three months ended December 31, 2009 and 2008 was $338 and $173, respectively.

Land Use Rights

Land use rights include a long-term leasehold of land for the Company’s facilities located in Suzhou, China, which includes a facility that the Company refers to as “MFC3.” Amortization of land use rights for the three months ended December 31, 2009 and 2008 was $16 and $0, respectively.

Goodwill

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company reviews the recoverability of the carrying value of goodwill on an annual basis during its fourth fiscal quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the carrying value of the underlying net assets of such reporting unit. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. The Company has determined that it has one reporting unit for evaluating its goodwill for impairment.

Product Warranty Accrual

The Company warrants its products from two to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical costs incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the three months ended December 31, 2009 and 2008 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at December 31
Fiscal 2010	$541	$(1,151)	$1,576	$966
Fiscal 2009	$2,601	$(576)	$1,156	$3,181

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income (loss) for the three months ended December 31, 2009 and 2008 was comprised entirely of the Company’s foreign currency translation adjustment and is summarized in the following table:

	Three months ended December 31,
	2009	2008
Net Income	$16,313	$14,091
Other comprehensive income – translation adjustment	22	(413)

Total comprehensive income	$16,335	$13,678

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is either the local currency or if the predominant transaction currency is “United States dollars,” then United States dollars will be the functional currency. Balances are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for income statement amounts. Currency translation adjustments are recorded in other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the condensed consolidated statements of operations. For the three months ended December 31, 2009 and 2008, foreign exchange transaction gains and losses were included in other income (expense) and were a net gain of $210 and a net loss of $597, respectively.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended December 31,
	2009	2008
Basic weighted-average number of common shares outstanding	25,269,783	25,066,968
Dilutive effect of potential common shares	485,250	223,907

Diluted weighted-average number of common and potential common shares outstanding	25,755,033	25,290,875

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	240,186	443,587

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2009 and September 30, 2009, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $37,644 and $49,495, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s three wholly owned subsidiaries in China, MFC1, MFC2 and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2009 and 2008 were $11,632 and $8,106, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued revised authoritative guidance that modifies the fair value requirements of revenue recognition with multiple element arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. The revised guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables.

The FASB also issued revised authoritative guidance that modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. The revised guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (which is October 1, 2010 for the Company), and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional and companies may elect early adoption of these standards. The Company is currently assessing the timing of adoption and impacts that the revised guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Significant Concentrations

Net sales to the Company’s four largest original equipment manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total Company sales, are presented below:

	Three Months Ended December 31,
	2009	2008
OEM A	8%	9%
OEM B	2%	20%
OEM C	48%	34%
OEM D	40%	33%

In the three months ended December 31, 2009 and 2008, 66% and 69% of net sales, respectively, were derived from sales for products or services into the wireless industry and 31% and 27% of net sales, respectively, were derived from sales for products into the consumer electronics industry. Both of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

3. Related Party Transactions

During the three months ended December 31, 2009 and 2008, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owns 58% and 59% of the Company’s common stock as of December 31, 2009 and September 30, 2009, respectively. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprise the following:

	Three Months Ended December 31,
	2009	2008
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$23	$88

Purchases from affiliates:
MFS	$257	$2,503

Rent expense for the three months ended December 31, 2009 and 2008 included related-party payments to various WBL subsidiaries of $128 and 129, respectively.

Net amounts due from (due to) affiliated companies comprise the following:

	December 31, 2009	September 30, 2009
MFS Technologies (Hunan) Co. Ltd.	$3	$(365)
MFS	(104)	—

	$(101)	$(365)

Amounts due from affiliates are included in other current assets on the balance sheet.

4. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of December 31, 2009 and September 30, 2009, the carrying amount of goodwill was $7,537.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Intangible Assets

Amortization of intangible assets was $340 and $62 for the three months ended December 31, 2009 and 2008, respectively. Estimated future annual pre-tax amortization expense of intangible assets as of December 31, 2009, over the estimated useful life of five years is as follows:

Fiscal Years
2010	1,020
2011	1,360
2012	1,360
2013	1,360
2014 and thereafter	265

Total	$5,365

5. Notes Payable

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

Notes payable consists of the following:

December 31, 2009
Sellers Promissory Notes payable for the purchase of 100% of the equity interest in Pelikon, plus accrued interest	$5,835
Lender Promissory Notes payable to debt holders of Pelikon, plus accrued interest	5,166

Total notes payable	11,001
Less: current portion	(11,001)

Notes payable net of current portion	$—

6. Lines of Credit

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

Availability under the Facility for each Borrower will be an amount equal to the lesser of: (1) 85% of the eligible accounts receivable attributable to such Borrower minus the Availability Block (as defined in the Amendment), which amount could be as high as $10,000 and as low as $0 depending on the amount of cash and cash equivalents on deposit with BOA, or (2) the Revolver Commitment minus the Availability Reserve (as defined in the Agreement) to the extent attributable to such Borrower in BOA’s discretion.

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

In January 2009, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate amount of 200,000 Chinese Renminbi (“RMB”) ($29,283 at December 31, 2009). The lines of credit were to mature in January 2010 and bear interest at a rate determined within the scope ruled by the People’s Bank of China (“PBOC”). The credit facilities contained covenants restricting the pledging of assets.

In July 2009, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,981 each at December 31, 2009). The lines of credit will mature in July 2010. Pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate under the applicable credit line will be LIBOR (0.25063% at December 31, 2009), minus 15 basis points. Otherwise, interest shall be determined within the scope ruled by the PBOC and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of specified events. These specified events include: (i) a significant adjustment in the country’s currency policy; (ii) a significant change in MFC1 or MFC2’s financial position, business environment or marketplace or that of the Company as guarantor; (iii) MFC1 or MFC2 undergo a significant organizational change such as merger, termination, or divestiture; (iv) MFC1 or MFC2 do not use the facility according to the agreed terms or violate the terms of the facility; (v) any damage or loss to pledged assets or hidden assets, withdrawn funds; (vi) MFC1 or MFC2 fail to meet its debt obligations; and (vii) other occasions or situations where in the analysis of SPDB, situations would lead to the reduction of MFC1 or MFC2’s debt re-payment ability.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2009	September 30, 2009	December 31, 2009	September 30, 2009
Line of credit (BOA)	$27,918	$24,415	$—	$—
Lines of credit (BC)	29,283	29,283	—	—
Lines of credit (SPDB)	21,962	21,962	—	—

	$79,163	$75,660	$—	$—

As of December 31, 2009, the Company is in compliance with all covenants under the lines of credit.

7. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards and component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales for the three months ended December 31, 2009 and 2008 reflect the restructuring of certain business functions to better align these activities with the Company’s Asia operations. Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2009	2008
Net sales
United States	$27,115	$138,496
China	154,703	150,557
Singapore	200,695	72,945
Other	164	3
Eliminations	(153,179)	(145,371)

Total	$229,498	$216,630

Operating income (loss)
United States	$(4,109)	$(327)
China	12,145	13,019
Singapore	16,984	7,277
Other	(3,006)	(808)
Eliminations	(944)	76

Total	$21,070	$19,237

Depreciation and amortization
United States	$1,445	$713
China	9,929	8,869
Singapore	10	5
Other	659	145

Total	$12,043	$9,732

	December 31, 2009	September 30, 2009
Total assets
United States	$276,576	$281,834
China	172,858	174,114
Singapore	243,828	235,634
Other	14,508	14,283
Eliminations	(179,873)	(179,935)

Total	$527,897	$525,930

8. Equity Incentive Plans

Stock Options

Stock option activity for the three months ended December 31, 2009 under the Company’s 1994 Stock Plan and 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2009	546,213	$10.97
Granted	—	—
Exercised	(92,647)	10.00
Forfeited	—	—

Options outstanding and exercisable at December 31, 2009	453,566	$11.17	$7,801	4.4

Vested and expected to vest at December 31, 2009	453,566	$11.17	$7,801	4.4

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

During the three months ended December 31, 2009 and 2008, the Company recognized compensation costs of $0 and $39, respectively, related to stock options. The aggregate intrinsic value of stock options exercised was $1,524 and $516 during the three months ended December 31, 2009 and 2008, respectively. No unearned compensation existed as of December 31, 2009 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2009, the Company granted service-based restricted stock units (“RSUs”) equal to 133,213 shares of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

On November 16, 2009 and on June 11, 2008, the Company’s board of directors or a committee thereof (the “Administrator” or “Board”) approved the grant of 117,826 and 22,000 performance-based RSUs, respectively, to certain employees (including executive officers), under the 2004 Plan. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and through November 30, 2012. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. The Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. During the three months ended December 31, 2009, the Company reviewed each of the underlying performance targets related to its outstanding performance-based RSUs and determined that the vesting of 10,000 of the performance-based RSUs was not probable. Consequently, the compensation expense related to these performance-based RSUs was reversed upon determination of non-achievement of the performance metrics. In addition, during the three months ended December 31, 2009, a total of 4,500 of the performance-based RSUs previously deemed not probable to vest were cancelled due to performance metrics not being achieved.

RSU activity for the three months ended December 31, 2009 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2009	473,824	$17.18
Granted	251,039	26.02
Vested	(145,732)	17.79
Forfeited	(8,500)	22.08

Non-vested shares outstanding at December 31, 2009	570,631	$20.86

The weighted-average remaining contractual life of non-vested RSUs outstanding was 1.4 years as of December 31, 2009. The weighted-average grant-date fair value of non-vested RSUs granted during the three months ended December 31, 2009 and 2008 was $26.02 and $17.70, respectively. The weighted-average fair value of RSUs vested during the three months ended December 31, 2009 and 2008 was $17.79 and $20.22, respectively. Unearned compensation of $9,408 existed as of December 31, 2009, related to non-vested RSUs which will be recognized into expense over a weighted-average period of 1.4 years. During the three months ended December 31, 2009 and 2008, the Company recognized compensation expense of $1,214 and $646, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Stock Appreciation Rights

During the three months ended December 31, 2009, the Administrator granted stock appreciated rights to be settled in Company common stock (“SSARs”) of 154,940, for certain employees (including executive officers) under the 2004 Plan. These SSARs will vest and be exercisable on November 16, 2012, and will expire on November 15, 2019. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period). The grant date fair value of the SSAR awards was estimated at $12.44 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 2.18%, zero expected dividends, expected volatility of 71.05% and an expected term of 3.0 years.

SSARs activity for the three months ended December 31, 2009 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Non-vested SSARs outstanding at September 30, 2009	140,342	$15.85
Granted	154,940	25.96
Exercised	—	—
Forfeited	—	—

Non-vested SSARs outstanding at December 31, 2009	295,282	$21.16	$2,134	9.4

During the three months ended December 31, 2009 and 2008, the Company recognized compensation expense of $162 and $25 related to the SSARs grants. No SSARs were exercised or were exercisable during the three months ended December 31, 2009 and 2008. Unearned compensation as of December 31, 2009 was $2,372 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 2.4 years.

9. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of December 31, 2009. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of December 31, 2009, the Company had repurchased a total of 562,500 shares, all in fiscal 2009, at a weighted-average purchase price of $14.95 per share, for a total value of $8,410 pursuant to a 10b5-1 plan. In September 2009, the Company retired all 562,500 common shares in treasury. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

10. Income Taxes

As of December 31, 2009, the liability for income taxes associated with uncertain tax positions increased to $10,194 from $9,106 as of September 30, 2009. As of December 31, 2009 and September 30, 2009, these liabilities can be reduced by $4,785 and $4,715, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $5,409 at December 31, 2009 and $4,391 at September 30, 2009, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax incentives for certain of its Asian operations. One of the tax holidays was eliminated by taxing authorities due to a change in law. Certain Asian operations are subject to taxes at a rate of 10% of their profits and for the three months ended December 31, 2009, the Company realized tax savings of $792 for these operations. However, the tax incentive may be challenged, modified or even eliminated by taxing authorities or changes in law.

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

Based on the Company’s analysis of the net book value and fair market value of the Aurora Optical assets which were planned for sale, after deducting the net book value of assets being transferred to the Company’s Anaheim facility, the Company determined that the remaining assets of Aurora Optical were impaired, and recorded a pre-tax impairment charge of $2,000 in the fourth quarter of fiscal 2008, including $1,300 related to buildings, $600 for machinery and equipment and $100 for other assets. During the three months ended December 31, 2008, $3,527 of land and building and manufacturing equipment was classified as assets held for sale. During the three months ended March 31, 2009, the Company sold the Aurora Optical machinery and equipment previously classified as assets held for sale and recorded a gain of $197 on the sale, which was reported under impairment and restructuring costs. Based on an arms-length offer for the former Aurora Optical land and building received and a further decline in market value, the Company recorded impairment charges of $311 during fiscal year 2009. The added charges resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. As of December 31, 2009, the Company recorded $2,958 related to assets held for sale.

12. Fair Value Measurements

Per FASB authoritative guidance, the Company classified and disclosed the fair value of assets and liabilities in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures its auction rate securities (“ARS”) as short-term investments at fair value. The ARS had an aggregate fair value of $11,480 at December 31, 2009, and $11,603 at September 30, 2009. The ARS had a realized gain of $27 recorded during the three months ended December 31, 2009 that was entirely offset by the recording of a realized loss of $27 during the three months ended December 31, 2009 related to the put option right provided by the fund manager.

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

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3
Auction rate securities	$—	$—	$11,480
Put option	—	—	1,620

	$—	$—	$13,100

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined under the FASB authoritative guidance.

	Fair Value Measurements of Assets Using Level 3 Inputs as of December 31, 2009
	Auction rate securities	Put option	Total
Beginning balance at October 1, 2009	$11,603	$1,647	$13,250
Sales of auction rate securities	(150)	—	(150)
Total realized gains (losses)	27	(27)	—

Ending balance at December 31, 2009	$11,480	$1,620	$13,100

Long term debt

The Company is required to disclose the fair value of its financial instruments, including debt instruments on an interim and annual basis. The Company, as a result of the acquisition of Pelikon, issued promissory notes as consideration for the purchase of 100% of the equity shares of Pelikon. The purchase agreement (the “Purchase Agreement”) established three pools of notes used as consideration: (1) Sellers Promissory Notes, (2) Lender Promissory Notes and (3) the Contingent Consideration Note. The Seller Promissory Notes and Lender Promissory Notes are due December 10, 2010 and accrue interest at six percent annually. The Contingent Consideration Note is binding on the Company, is payable to the Sellers (former shareholders of Pelikon) only if Pelikon achieves the unit sales/shipping targets specified in the Purchase Agreement, and is non-interest bearing. The fair value of the notes is estimated using projected future cash out flows based on the specific terms of each note pool and approximates carrying value as of December 31, 2009.

13. Subsequent events

In January 2010, the Company entered into credit line agreements with BC, providing for two lines of credit in an aggregate amount of 200,000 RMB ($29,283 at December 31, 2009). The lines of credit will mature in July 2010 and bear interest at a rate determined by the People’s Bank of China (Central Bank).

The Company notes that no additional material events have taken place that would require specific disclosure from the date of the condensed consolidated financial statements presented in the report herein through February 4, 2010, the date the condensed consolidated financial statements were issued.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 32-34 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2009.

In accordance with relevant FASB authoritative guidance, goodwill is assigned to reporting units, which may be one level below the Company’s operating segments. Goodwill is assigned to the reporting units that benefit from the synergies arising from each particular business combination. We consider this to be one of the critical accounting estimates used in the preparation of our financial statements, and believe the current assumptions and other considerations used to value goodwill and long-lived intangible assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in our analysis, the resulting change could have a material adverse impact on our consolidated results of operations and statement of position. Goodwill and long-lived intangible assets are reviewed annually, or more frequently, if changes in circumstances indicate the carrying value may not be recoverable. To test for recoverability, we typically utilize valuations, discounted estimated future cash flows or other acceptable methods to measure fair value for each asset value.

Comparison of the Three Months Ended December 31, 2009 and 2008

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	84.1	84.7

Gross profit	15.9	15.3
Operating expenses:
Research and development	1.2	0.5
Sales and marketing	2.9	2.5
General and administrative	2.6	3.3
Impairment and restructuring costs	0.0	0.1

Total operating expenses	6.7	6.4

Operating income	9.2	8.9
Interest income	0.0	0.2
Interest expense	(0.1)	0.0
Other income (expense), net	0.1	(0.7)

Income before income taxes	9.2	8.4
Provision for income taxes	(2.1)	(1.9)

Net income	7.1%	6.5%

Net Sales. Net sales increased to $229.5 million for the three months ended December 31, 2009, from $216.6 million for the three months ended December 31, 2008. The increase of $12.9 million, or 6.0%, was driven primarily by increased unit volume shipments, partially offset by a decrease in average unit sales prices.

Net sales into the wireless sector increased to $152.6 million for the three months ended December 31 2009, from $149.5 million for the three months ended December 31, 2008. The increase of $3.1 million, or 2.1%, was primarily due to changes in product mix. For the three months ended December 31, 2009 and 2008, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 93% and 7%, and 58% and 42% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 66% and 69% of total net sales for the three months ended December 31, 2009 and 2008, respectively.

Net sales into the consumer electronics sector were $71.5 million for the three months ended December 31, 2009, versus $55.6 million for the three months ended December 31, 2008. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to key customers related to several programs that were started in the current and prior fiscal year. Shipments into the consumer electronics sector accounted for approximately 31% and 27% of total net sales for the three months ended December 31, 2009 and 2008, respectively.

For the second quarter of fiscal 2010, we expect net sales to be closer to the bottom of our previously announced range of $160 to $180 million, due to normal seasonality, the Chinese New Year and some programs approaching the end of their life cycle.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 84.1% for the three months ended December 31, 2009 compared to 84.7% for the three months ended December 31, 2008. The decrease in cost of sales as a percentage of net sales of 0.6% was primarily attributable to favorable product mix changes and cost reductions from improved manufacturing yields resulting from operational improvement initiatives, offset by price changes and the increase of average material content from new programs in the current fiscal year. As a result, gross profit increased to $36.5 million for the three months ended December 31, 2009 versus $33.1 million for the three months ended December 31, 2008, or 10.3%. As a percentage of net sales, gross profit increased to 15.9% for the three months ended December 31, 2009 from 15.3% for the three months ended December 31, 2008. We expect quarterly gross margins to trend downward in the second fiscal quarter of 2010 due to a lower projected sales volume resulting in decreased cost absorption.

Research and Development. Research and development expense increased to $2.8 million for the three months ended December 31, 2009, from $1.2 million in the comparable period of the prior year, an increase of 133.3%. The increase is primarily attributable to our increased emphasis on expanding our research and development activities in Anaheim and at Pelikon. As a percentage of net sales, research and development expense increased to 1.2% versus 0.5% in the comparable period of the prior year.

Sales and Marketing Expense. Sales and marketing expense increased by $1.4 million to $6.7 million for the three months ended December 31, 2009, from $5.3 million in the comparable period in the prior year, an increase of 26.4%. The increase is primarily attributable to a $0.5 million increase for commissions expense, a $0.2 million increase for compensation and benefits expense as a result of headcount growth to expand our customer base and geographic coverage, a $0.2 million increase for information technology and human resource support expenses to support expanded infrastructure, and a net increase of $0.5 million from other sales and marketing activities. As a percentage of net sales, sales and marketing expense increased to 2.9% versus 2.5% in the comparable period of the prior year.

General and Administrative Expense. General and administrative expense decreased by $1.1 million to $5.9 million for the three months ended December 31, 2009, from $7.0 million for the three months ended December 31, 2008, a decrease of 15.7%. The decrease was primarily attributable to a decrease of $0.5 million in audit and professional fees due to the timing of services provided, decreases in training and travel expenses of $0.4 million, and a net decrease of other general and administrative expenses of $0.2 million. As a percentage of net sales, general and administrative expense decreased to 2.6% of net sales for the three months ended December 31, 2009 from 3.3% in for the comparable period of the prior year, attributable to the favorable leveraging impact on our operating expenses from the increased net sales. We expect general and administrative expense to fluctuate modestly throughout the fiscal year.

Interest Income. Interest income decreased to $0.1 million for the three months ended December 31, 2009 from $0.4 million for the three months ended December 31, 2008. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.3 million for the three months ended December 31, 2009, from less than $0.1 for the three months ended December 31, 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon, amortization of deferred financing costs and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.2 million for the three months ended December 31, 2009, from a net expense of $1.5 million for the three months ended December 31, 2008. The change to other income from other expense was primarily attributable to decreased expenses of $1.1 million due to an impairment associated with the decline in value of our auction rate securities during the three months ended December 31, 2008. The remaining increase is the result of net gains from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended December 31, 2009 and 2008 was 22.6% and 22.3%, respectively. We continue to expect our tax rate to remain in the low 20% range, however, it could vary if current U.S. tax regulations are changed.

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

During the three months ended December 31, 2009, net income of $16.3 million combined with adjustments to reconcile net income to net cash provided by operating activities of $15.3 million and $19.1 million of cash used from working capital generated net cash from operations of $12.5 million.

Changes in the principal components of operating cash flows during our three months ended December 31, 2009 were as follows:

•

Our net accounts receivable increased to $132.4 million as of December 31, 2009 from $129.3 million as of September 30, 2009, or 2.4%, due to increased sales during the period. Our net inventory balances decreased to $36.1 million as of December 31, 2009 from $50.3 million as of September 30, 2009, a decrease of 28.2%. Inventory decreased as a result of activities in our manufacturing operations to reduce cycle times and the implementation of just-in-time supplier inventory stocking initiatives, partially offset by increased inventory purchased at the end of December in support of business volumes after the holidays. Our accounts payable decreased to $105.5 million as of December 31, 2009 from $122.5 million as of September 30, 2009, a decrease of 13.9%, as a result of the just-in-time purchases previously mentioned.

•

Depreciation and amortization expense was $12.0 million for the three months ended December 31, 2009 versus $9.7 million for the comparable period of the prior year due to the increased fixed asset base in manufacturing operations, mainly at MFC1 and MFC2. We expect capital expenditures to continue to increase during the second quarter of fiscal 2010 due to continued expansion activities in China.

Our principal investing and financing activities during our three months ended December 31, 2009 were as follows:

•

Net cash used in investing activities was $11.3 million for the three months ended December 31, 2009. Capital expenditures included cash purchases of $11.7 million of capital equipment and other assets, which were primarily related to the MFC1 and MFC2 manufacturing capacity expansion. As of December 31, 2009, we had outstanding purchase commitments totaling $37.6 million primarily related to capital projects at our various facilities.

•

Net cash provided by financing activities was less than $0.1 million for the three months ended December 31, 2009 and consisted of proceeds from exercises of stock options of $0.9 million, partially offset by tax withholdings for net share settlement of equity awards of $0.9 million. Our loans payable and borrowings outstanding against credit facilities were zero as of December 31, 2009 and September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. As of December 31, 2009, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $224 million, or 98%, of total shipments to these foreign manufacturers during the three months ended December 31, 2009, were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.83 RMB per U.S. dollar for the three months ended December 31, 2009. In addition, we are potentially subject to a 0.3% maximum daily appreciation against the U.S. dollar. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the remainder of the fiscal year. If there was a need for additional cash to fund our operations, we would access our global credit lines. As a result, we do not believe that the current lack of liquidity relating to auction rate securities will have an impact on our ability to fund operations in the near term.

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

For the three months ended December 31, 2009 and 2008, 66% and 69%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 31% and 27%, respectively, of our net sales were derived from sales to companies that provide products to the consumer electronics industry during those same periods. In general, the wireless and consumer electronics industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion Limited and Sony Ericsson Mobile Communications. In the fiscal years ended September 30, 2009, 2008 and 2007 approximately 96%, 95% and 93% respectively, of our net sales were to these four customers in the aggregate and approximately 43%, 45% and 57% of our net sales in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were to one customer (not the same customer in each of the three years) and approximately 80%, 65% and 82% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 88% of our net sales in the three months ended December 31, 2009. The loss of a major customer or a significant reduction in sales to a major customer would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Significant product failures or safety concerns about our, or our customers’, products could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our products were to occur or if our, or our customers’, products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring these employees have increased over the past several years. The high turnover rate and our difficulty in recruiting and retaining qualified employees have resulted in an increase in our expenses related to recruitment and training of qualified employees and a continuation of this trend could result in even higher costs for us.

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 90% of the total shipments made to foreign manufacturers during the fiscal year 2009. The balance of our net sales is denominated in RMB. As a result, if appreciation against the U.S. dollar were to increase, it would result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

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

WBL Corporation Limited beneficially owns approximately 58% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 58% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock. We also make purchases from MFS Technology Pte. Ltd. (“MFS”) and MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. MFS is an indirect subsidiary of WBL.

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

As of December 31, 2009, we held approximately $13.1 million (par value) of investments consisting of auction rate securities. On September 24, 2009, we accepted an offer from UBS AG (“UBS”), the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allow us to sell our auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In exchange, the Company released UBS from certain claims that it may have for damages related to the auction rate securities, and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition).

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

We are subject to the risk of increased and changing income tax rates and other taxes.

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax incentives for our facility in Singapore and, in the recent past, we enjoyed tax holidays for certain of our facilities in China. However, any tax holiday we may have received could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Furthermore, our taxes could increase if incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits and in light of recent proposed tax law changes in the United States, it is possible our tax rates in future periods may increase.

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

From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We could also be subject to claims arising from the allocation of intellectual property rights among us and our customers. Any claims brought against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention away from our business plan. Adverse determinations in litigation could subject us to significant liability and could result in the loss of our proprietary rights. A successful lawsuit against us could also force us to cease selling or require us to redesign any products or marks that incorporate the infringed intellectual property. In addition, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. If we fail to develop a non-infringing technology on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from January 1, 2009 through December 31, 2009, our common stock traded between $12.24 and $30.56 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	fluctuations in our financial results;

•	announcements of technological innovations or events affecting other companies in our industry;

•	changes in the estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 25.4 million shares of common stock outstanding as of December 31, 2009, approximately 14.8 million of those shares are held by a few investors. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8)(14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.
(3)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2010.
(5)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2007. Confidential treatment has been granted for certain portions of this agreement.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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

(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 4, 2010	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8)(14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.
(3)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2010.
(5)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2007. Confidential treatment has been granted for certain portions of this agreement.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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

(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.