Form 10-Q
period 2010-03-31
MULTI FINELINE ELECTRONIX INC
filed 2010-05-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2010 was 25,521,708.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$146,820	$139,721
Short-term investments	11,566	11,812
Accounts receivable, net of allowances of $1,825 and $2,152 at March 31, 2010 and September 30, 2009, respectively	101,695	129,270
Inventories	40,148	50,285
Deferred taxes	3,528	3,528
Income taxes receivable	3,465	6,612
Assets held for sale	2,958	2,958
Other current assets	3,838	4,377

Total current assets	314,018	348,563
Property, plant and equipment, net	158,745	150,099
Land use rights	3,677	3,103
Deferred taxes	3,813	3,688
Goodwill	7,537	7,537
Intangible assets, net	5,025	5,705
Other assets	8,948	7,235

Total assets	$501,763	$525,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$84,243	$122,524
Accrued liabilities	20,865	20,603
Income taxes payable	2,152	3,400

Total current liabilities	107,260	146,527
Notes payable	—	10,852
Other liabilities	10,896	9,563

Total liabilities	118,156	166,942
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2010 and September 30, 2009, respectively; 0 and 0 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2010 and September 30, 2009, respectively; 25,495,110 and 25,175,976 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	3	2
Additional paid-in capital	120,019	116,740
Retained earnings	242,311	221,054
Accumulated other comprehensive income	21,274	21,192

Total stockholders’ equity	383,607	358,988

Total liabilities and stockholders’ equity	$501,763	$525,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$154,075	$174,097	$383,574	$390,727
Cost of sales	131,772	149,429	324,797	332,987

Gross profit	22,303	24,668	58,777	57,740
Operating expenses:
Research and development	3,462	1,241	6,297	2,412
Sales and marketing	5,855	6,070	12,539	11,405
General and administrative	4,892	6,300	10,775	13,317
Impairment and restructuring	1,937	(185)	1,937	127

Total operating expenses	16,146	13,426	31,548	27,261

Operating income	6,157	11,242	27,229	30,479
Other income (expense), net:
Interest income	116	252	202	637
Interest expense	(269)	(198)	(547)	(217)
Other income (expense), net	308	169	498	(1,312)

Income before income taxes	6,312	11,465	27,382	29,587
Provision for income taxes	(1,370)	(2,720)	(6,125)	(6,751)

Net income	$4,942	$8,745	$21,257	$22,836

Net income per share:
Basic	$0.19	$0.35	$0.84	$0.91

Diluted	$0.19	$0.34	$0.83	$0.90

Shares used in computing net income per share:
Basic	25,432,946	24,997,153	25,350,468	25,032,444
Diluted	25,776,217	25,431,068	25,758,991	25,331,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$21,257	$22,836
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,740	19,930
Provision for doubtful accounts and returns	2,285	(166)
Deferred taxes	(125)	(191)
Stock-based compensation expense	2,827	1,873
Impairment and restructuring	1,937	1,378
Gain on disposal of equipment	(315)	(114)

Changes in operating assets and liabilities
Accounts receivable	25,256	47,381
Inventories	10,579	30,491
Due from affiliates, net	(824)	(1,788)
Other current assets	(30)	(131)
Other assets	(2,300)	(1,302)
Accounts payable	(40,516)	(46,654)
Accrued liabilities	672	(5,485)
Income taxes payable	1,851	(7,273)
Other current liabilities	292	(7)
Other liabilities	1,337	2,217

Net cash provided by operating activities	47,923	62,995
Cash flows from investing activities
Sales of short-term investments	300	—
Purchases of property and equipment	(30,925)	(10,858)
Proceeds from sale of equipment	442	535
Change in restricted cash, net	—	145
Acquisition of business, net of cash acquired	—	(872)

Net cash used in investing activities	(30,183)	(11,050)
Cash flows from financing activities
Proceeds from exercise of stock options	1,604	882
Repayments of long-term debt	(11,144)	—
Repurchase of common stock	—	(8,410)
Tax withholdings for net share settlement of equity awards	(1,162)	—

Net cash used in financing activities	(10,702)	(7,528)
Effect of exchange rate changes on cash	61	(29)

Net increase in cash	7,099	44,388
Cash and cash equivalents at the beginning of the period	139,721	62,090

Cash and cash equivalents at the end of the period	$146,820	$106,478

Non-cash investing activities
Purchases of property and equipment	$2,191	$—

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$—	$10,377

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 58% and 59% of the Company’s outstanding common stock as of March 31, 2010 and September 30, 2009, respectively, which provides WBL with control over the outcome of stockholder votes.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of March 31, 2010 consisted of money market funds, and cash equivalents as of September 30, 2009 consisted of money market funds and United States treasury bills.

Investments

On September 24, 2009, the Company accepted an offer from UBS AG (“UBS”), the fund manager with whom the Company holds its auction rate securities, pursuant to which UBS issued the Company Series C-2 Auction Rate Securities Rights (the “Rights”), which allow MFLEX to sell its auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. The Company plans to complete the sale of these securities in July 2010, and therefore reclassified these investments as short-term assets during the fourth quarter of fiscal 2009.

The Company’s agreement related to the auction rate securities represents a firm commitment in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the agreement results in a put option and is recognized as a freestanding asset separate from the auction rate securities on the condensed consolidated balance sheet. The Company has elected to measure the put option at fair value, which permits the Company to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the auction rate securities. The Company expects that the future changes in the fair value of the put option will approximate fair value movements in the related auction rate securities. As of March 31, 2010 and September 30, 2009, the estimated value of the put option was $1,595 and $1,647, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of the most recent balance sheet date, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Inventories

Inventories, net of related allowances, are comprised of the following:

	March 31, 2010	September 30, 2009
Raw materials and supplies	$15,660	$25,623
Work-in-progress	14,400	18,244
Finished goods	10,088	6,418

	$40,148	$50,285

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	March 31, 2010	September 30, 2009
Land	$3,730	$3,730
Building	34,530	32,452
Machinery and equipment	196,164	192,815
Computers	11,547	7,335
Leasehold improvements	16,045	19,020
Construction-in-progress	29,197	14,506

	$291,213	$269,858
Accumulated depreciation	(132,468)	(119,759)

	$158,745	$150,099

Depreciation expense for the three and six months ended March 31, 2010 was $11,086 and $22,435, and was $9,588 and $19,085 for the three and six months ended March 31, 2009, respectively.

Included in other current assets as of March 31, 2010 and September 30, 2009 are prepaid software licenses that are short-term in nature. Amortization of software licenses for the three and six months ended March 31, 2010 was $252 and $590, and was $256 and $430 for the three and six months ended March 31, 2009, respectively.

Land Use Rights

Land use rights include long-term leaseholds of land for the Company’s facilities located in China. Amortization of land use rights for the three and six months ended March 31, 2010 was $19 and $35, and was $4 and $7 for the three and six months ended March 31, 2009, respectively.

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

Changes in the product warranty accrual for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Balance at January 1	Warranty Expenditures	(Benefit from) Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2010	$966	$(297)	$(60)	$609
Fiscal 2009	$3,181	$(2,260)	$660	$1,581

Changes in the product warranty accrual for the six months ended March 31, 2010 and 2009, respectively, were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2010	$541	$(1,448)	$1,516	$609
Fiscal 2009	$2,601	$(2,835)	$1,815	$1,581

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009, respectively, consists of the Company’s foreign currency translation adjustment and is summarized in the following table:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net Income	$4,942	$8,745	$21,257	$22,836
Other comprehensive income (loss) – translation adjustment	60	(35)	82	(448)

Total comprehensive income	$5,002	$8,710	$21,339	$22,388

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is either the local currency or if the predominant transaction currency is “United States dollars,” then United States dollars will be the functional currency. Balances are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for income statement amounts. Currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the condensed consolidated statements of operations. Foreign exchange transaction gains and losses are included in other income (expense) and were net gains of $140 and $349 for the three and six months ended March 31, 2010, and net losses of $80 and $677 for the three and six months ended March 31, 2009, respectively.

Net Income Per Share—Basic and Diluted

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. In computing diluted earnings per share, the weighted-average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. The impact of potentially dilutive securities is determined using the treasury stock method.

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Basic weighted-average number of common shares outstanding	25,432,946	24,997,153	25,350,468	25,032,444
Dilutive effect of potential common shares	343,271	433,915	408,523	299,374

Diluted weighted-average number of common and potential common shares outstanding	25,776,217	25,431,068	25,758,991	25,331,818

Potential common shares excluded from the per share computations as their inclusion would be anti-dilutive	307,952	246,269	349,639	272,331

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of March 31, 2010 and September 30, 2009, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $52,107 and $49,495, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s three wholly owned subsidiaries in China, MFC1, MFC2 and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of March 31, 2010 and September 30, 2009 were $11,653 and $11,056, respectively.

Recent Accounting Pronouncements

In February 2010, the FASB issued revised authoritative guidance that removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This revised guidance was effective upon issuance. As a result, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted during the Company’s second fiscal quarter of 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued revised authoritative guidance that modifies the fair value requirements of revenue recognition with multiple element arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. The revised guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables. The revised guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (which is October 1, 2010 for the Company), and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional and companies may elect early adoption of these standards. The Company does not expect the adoption of this revised guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Significant Concentrations

Net sales to original equipment manufacturer (“OEM”) customers that constitute greater than 10% of the Company’s net sales, inclusive of net sales made to their designated sub-contractors, as a percentage of total Company sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
OEM C	46%	35%	47%	34%
OEM D	39%	48%	40%	40%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

During the three months ended March 31, 2010 and 2009, 65% and 71% of net sales, respectively, were derived from sales for products or services into the wireless industry and 31% and 25% of net sales, respectively, were derived from sales for products into the consumer electronics industry. During the six months ended March 31, 2010 and 2009, 66% and 70% of net sales, respectively, were derived from sales for products or services into the wireless industry and 31% and 26% of net sales, respectively, were derived from sales for products into the consumer electronics industry. Both of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

3. Related Party Transactions

During the three and six months ended March 31, 2010 and 2009, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owns 58% and 59% of the Company’s common stock as of March 31, 2010 and September 30, 2009, respectively. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprise the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$—	$16	$23	$104

Purchases from affiliates:
MFS	$—	$1,190	$257	$3,693

Rent expense for the three and six months ended March 31, 2010 and 2009 included related-party payments to various WBL subsidiaries. These amounts were $128 and $256 for the three and six months ended March 31, 2010 and $125 and $254 for the three and six months ended March 31, 2009, respectively.

4. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of March 31, 2010 and September 30, 2009, the carrying amount of goodwill was $7,537.

Intangible Assets

Amortization of intangible assets was $340 and $680 for the three and six months ended March 31, 2010 and was $340 and $415 for the three and six months ended March 31, 2009, respectively. Estimated future annual pre-tax amortization expense of intangible assets as of March 31, 2010, over the estimated useful life of five years is as follows:

Fiscal Years
2010	$680
2011	1,360
2012	1,360
2013	1,360
2014	265

Total	$5,025

5. Notes Payable

On December 10, 2008, and in connection with the acquisition of Pelikon, the Company issued unsecured promissory notes to the Sellers (the “Sellers Promissory Notes”) totaling $5,520 and to the Lenders (the “Lender Promissory Notes”) totaling $4,857. The Sellers Promissory Notes and Lender Promissory Notes accrued interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest was to be due and payable on December 9, 2010. The Sellers Promissory Notes were subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Share Purchase Agreement between the parties. In March 2010, the Company repaid the entire balance of the Sellers Promissory Notes and Lender Promissory Notes, plus the accrued interest thereon.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Notes payable consists of the following:

Balance at September 30, 2009	$10,852
Accrued interest	292
Repayments	(11,144)

Balance at March 31, 2010	$—

6. Lines of Credit

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”). The parties have entered into three amendments to the Agreement, including an amendment on August 27, 2009, to make certain adjustments to the amount available for borrowing under the Facility and the definition of Eligible Account (as defined in such amendment). The second amendment was effective on February 15, 2010 and amended the definition of “Permitted Debt” to allow the Borrowers additional aggregate debt during the Borrowers’ transitioning of their credit lines from certain financial institutions in China to different financial institutions in China. The third amendment was effective March 17, 2010 and made changes to the definition of “Restricted Investment” to amend the amount that may be invested in MFM and Pelikon to fund operating expenses. Covenants related to availability, collateral and other events are also imposed on the Company and its foreign subsidiaries in the Agreement.

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

In January 2010, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit for 100,000 Chinese Renminbi (“RMB”) each ($14,649 each at March 31, 2010). The lines of credit will mature in July 2010 and bear interest at a rate determined within the scope ruled by the People’s Bank of China (“PBOC”). The credit facilities contained covenants restricting the pledging of assets.

In July 2009, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each ($10,987 each at March 31, 2010). The lines of credit will mature in July 2010. Pursuant to such agreements, for so long as MFC1 or MFC2, as applicable, has at least U.S. $3,000 on deposit with SPDB, the interest rate will be LIBOR (0.29150% at March 31, 2010), minus 15 basis points. Interest on the credit line shall be determined within the scope ruled by the PBOC and if there is no such rule, as determined by SPDB. The credit facility documents contain covenants restricting the pledging of assets. SPDB also has the right to adjust the credit lines and the duration of such credit in the event of certain specified events.

In March, 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($21,974 each at March 31, 2010). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009
Line of credit (BOA)	$30,000	$24,415	$—	$—
Lines of credit (BC)	29,298	29,283	—	—
Lines of credit (SPDB)	21,974	21,962	—	—
Lines of credit (CCB)	43,948	—	—	—

	$125,220	$75,660	$—	$—

As of March 31, 2010, the Company is in compliance with all covenants under the lines of credit.

7. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards and component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales for the three and six months ended March 31, 2010 and 2009 reflect the restructuring of certain business functions to better align these activities with the Company’s Asia operations. Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales
United States	$18,749	$71,969	$45,864	$210,465
China	137,669	115,774	292,372	266,331
Singapore	149,988	100,545	350,683	173,490
Other	288	145	453	148
Eliminations	(152,619)	(114,336)	(305,798)	(259,707)

Total	$154,075	$174,097	$383,574	$390,727

Operating income (loss)
United States	$(3,191)	$10,601	$(7,301)	$10,274
China	(1,760)	43	10,385	13,063
Singapore	13,099	2,118	30,083	9,395
Other	(2,964)	(1,666)	(5,967)	(2,474)
Eliminations	973	146	29	221

Total	$6,157	$11,242	$27,229	$30,479

Depreciation and amortization
United States	$1,066	$893	$2,511	$1,606
China	9,948	8,836	19,877	17,705
Singapore	10	6	20	11
Other	673	463	1,332	608

Total	$11,697	$10,198	$23,740	$19,930

		March 31, 2010	September 30, 2009
Total assets
United States		$273,764	$281,834
China		299,544	174,114
Singapore		164,118	235,634
Other		13,509	14,283
Eliminations		(249,172)	(179,935)

Total		$501,763	$525,930

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. Equity Incentive Plans

Stock Options

Stock option activity for the six months ended March 31, 2010 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2009	546,213	$10.97
Granted	—	—
Exercised	(157,547)	10.00
Forfeited	—	—

Options outstanding and exercisable at March 31, 2010	388,666	$11.37	$5,594	3.9

Vested and expected to vest at March 31, 2010	388,666	$11.37	$5,594	3.9

The Company recognized no compensation costs during the three and six months ended March 31, 2010 and $224 and $263 during the three and six months ended March 31, 2009, respectively, related to stock options. The aggregate intrinsic value of stock options exercised was $800 and $2,324 during the three and six months ended March 31, 2010 and was $1,825 and $2,341 during the three and six months ended March 31, 2009, respectively. No unearned compensation existed as of March 31, 2010 related to nonvested stock options.

Service and Performance-Based Restricted Stock Units

During the three and six months ended March 31, 2010, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 17,178 and 150,391 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time, under the 2004 Plan. For such performance-based RSUs, the Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. If the Company determines that the vesting of any of the outstanding performance-based RSUs is not probable, the compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made.

On November 16, 2009, the Company’s board of directors (the “Board”) or a committee thereof (in either event, the “Administrator”) approved the grant of 117,826 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. As of March 31, 2010, the Company considers the vesting of these performance-based RSUs to be probable.

On June 11, 2008, the Board approved the grant of 22,000 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and March 31, 2011. During the three months ended December 31, 2009, the Company determined that the vesting of 10,000 of the performance-based RSUs was not probable and reversed $148 of compensation expense. No changes in the probability of achievement of the performance metrics were noted during the three months ended March 31, 2010.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

RSU activity for the six months ended March 31, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares outstanding at September 30, 2009	473,824	$17.18
Granted	268,217	25.96
Vested	(206,281)	17.58
Forfeited	(8,500)	22.08

Nonvested shares outstanding at March 31, 2010	527,260	$21.42

The Company recognized compensation costs of $1,233 and $2,447 during the three and six months ended March 31, 2010 and $941 and $1,587 during the three and six months ended March 31, 2009, respectively, related to RSUs. The weighted-average grant-date fair value of nonvested RSUs granted during the six months ended March 31, 2010 and 2009 was $25.96 and $11.63, respectively. The weighted-average fair value of RSUs vested during the six months ended March 31, 2010 and 2009 was $17.58 and $20.93, respectively. Unearned compensation of $8,843 existed as of March 31, 2010, related to nonvested RSUs which will be recognized into expense over a weighted-average period of 2.0 years, which is the weighted-average remaining contractual life of the nonvested RSUs.

Stock Appreciation Rights

On November 16, 2009, the Administrator granted 154,940 stock appreciation rights (“November Awards”) to be settled in the Company’s common stock (“SSAR” or “SSARs”), for certain employees (including executive officers) under the 2004 Plan. These SSARs will vest and be exercisable on November 16, 2012, and will expire on November 15, 2019. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period). The grant date fair value of the November Awards was estimated at $12.44 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 2.18%, zero expected dividends, expected volatility of 71.05% and an expected term of 3.0 years.

SSARs activity for the six months ended March 31, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2009	140,342	$15.85
Granted	154,940	25.96
Exercised	—	—
Forfeited	—	—

SSARs outstanding at March 31, 2010	295,282	$21.16	$1,445	9.2

Expected to vest at March 31, 2010	265,754	$21.16	$1,445	9.2

The Company recognized compensation costs of $230 and $392 during the three and six months ended March 31, 2010 and $8 and $33 during the three and six months ended March 31, 2009, respectively, related to SSARs. No SSARs were exercised or were exercisable during the six months ended March 31, 2010 and 2009. Unearned compensation as of March 31, 2010 was $2,167 related to nonvested SSARs, which will be recognized into expense over a weighted-average period of 2.2 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

9. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of March 31, 2010. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of March 31, 2010, the Company had repurchased a total of 562,500 shares, all in fiscal 2009, at a weighted-average purchase price of $14.95 per share, for a total value of $8,410 pursuant to a 10b5-1 plan. In September 2009, the Company retired all 562,500 common shares in treasury. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

10. Income Taxes

As of March 31, 2010 and September 30, 2009, the liability for income taxes associated with uncertain tax positions was $10,404 and $9,106, respectively. As of March 31, 2010 and September 30, 2009, these liabilities can be reduced by $4,795 and $4,715, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $5,609 at March 31, 2010 and $4,391 at September 30, 2009, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax incentives for certain of its Asian operations. One of the tax holidays was eliminated by taxing authorities due to a change in law. Certain Asian operations are subject to taxes at a rate of 10% of their profits and for the six months ended March 31, 2010, the Company realized tax savings of $1,090 for these operations. However, the tax incentive may be challenged, modified or even eliminated by taxing authorities or changes in law.

11. Impairment and Restructuring

Anaheim

On February 22, 2010, the Company committed to close one of its satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1,937 was recorded during the three months ended March 31, 2010, including $1,301 of machinery and equipment and $636 of leasehold improvements. See Note 13.

Aurora Optical

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

Based on an arms-length offer for the former Aurora Optical land and building received and a further decline in market value, the Company recorded impairment charges of $311 during fiscal year 2009. The added charges resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. As of March 31, 2010, the Company recorded $2,958 related to assets held for sale.

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

Per FASB authoritative guidance, the Company classified and disclosed the fair value of assets and liabilities in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures its auction rate securities (“ARS”) as short-term investments at fair value. The ARS had an aggregate fair value of $11,355 at March 31, 2010, and $11,603 at September 30, 2009. The ARS had a realized gain of $26 and $52 recorded during the three and six months ended March 31, 2010, respectively, that was entirely offset by the recording of a realized loss of $26 and $52 during the three and six months ended March 31, 2010, respectively, related to the put option right provided by the fund manager.

Pursuant to the authoritative guidance issued by the FASB, the fair value of the Company’s marketable securities is determined based on Level 3 inputs, which consist of unobservable inputs that are not corroborated by market data. The fair value of these investments was determined by applying an average impairment percentage to the ARS of 12.3%. The impairment percentage was calculated based on an annual cash flow rate of 1.3%, which utilizes assumptions that include the average ninety day Treasury Bill rate and a rate spread based on similar market instruments. In addition, an annual discount rate range of 4.0% to 4.2% was applied which utilizes assumptions that include the ninety day LIBOR rate plus a spread which was determined based on a factor of illiquidity of the instruments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative guidance, were as follows:

	Fair Value Measurements as of March 31, 2010
	Level 1	Level 2	Level 3
Auction rate securities	$—	$—	$11,355
Put option	—	—	1,595

	$—	$—	$12,950

	Fair Value Measurements as of September 30, 2009
	Level 1	Level 2	Level 3
Auction rate securities	$—	$—	$11,603
Put option	—	—	1,647

	$—	$—	$13,250

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined under the FASB authoritative guidance.

	Fair Value Measurements of Assets Using Level 3 Inputs as of March 31, 2010
	Auction rate securities	Put option	Total
Beginning balance at October 1, 2009	$11,603	$1,647	$13,250
Sales of auction rate securities	(300)	—	(300)
Total realized gains (losses) included in earnings	52	(52)	—

Ending balance at March 31, 2010	$11,355	$1,595	$12,950

13. Subsequent events

On February 22, 2010, the Company committed to close one of its satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1,937 was recorded during the three months ended March 31, 2010. Further, in connection with this closure, on May 4, 2010 the Company notified 85 employees of their eventual termination, which the Company expects will result in additional charges for severance and outplacement services of $1,003 during the Company’s third fiscal quarter of 2010 and an additional $109 during the fourth fiscal quarter of 2010. In addition, the Company expects to incur an additional $328 related to lease related costs during the fourth fiscal quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, full year net sales growth, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones and other consumer electronic devices the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, efficiencies and effectiveness of location strategy for our workforce and operations, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “scheduled,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the efficiency and effectiveness of our workforce and other resource allocation in support of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended March 31, 2010 and 2009

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	85.5	85.8

Gross profit	14.5	14.2
Operating expenses:
Research and development	2.2	0.7
Sales and marketing	3.8	3.5
General and administrative	3.2	3.6
Impairment and restructuring	1.3	(0.1)

Total operating expenses	10.5	7.7

Operating income	4.0	6.5
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Other income (expense), net	0.2	0.1

Income before income taxes	4.1	6.6
Provision for income taxes	(0.9)	(1.6)

Net income	3.2%	5.0%

Net Sales. Net sales decreased to $154.1 million for the three months ended March 31, 2010, from $174.1 million for the three months ended March 31, 2009. The decrease of $20.0 million, or 11.5%, was driven primarily by several programs reaching their end of life cycle, a shift in product mix to programs with lower flex content and, to a lesser degree, component shortages that delayed shipments of some flex assemblies.

Net sales into the wireless sector decreased to $100.8 million for the three months ended March 31, 2010, from $124.3 million for the three months ended March 31, 2009. The decrease of $23.5 million, or 18.9%, was primarily due to certain programs approaching the end of their life cycle. For the three months ended March 31, 2010 and 2009, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 96% and 4%, and 83% and 17% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 65% and 71% of total net sales for the three months ended March 31, 2010 and 2009, respectively.

Net sales into the consumer electronics sector were $48.2 million for the three months ended March 31, 2010, versus $42.8 million for the three months ended March 31, 2009. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to key customers due to increased demand. Shipments into the consumer electronics sector accounted for approximately 31% and 25% of total net sales for the three months ended March 31, 2010 and 2009, respectively.

For the third quarter of fiscal 2010, we expect net sales to be in the range of $175 to $195 million, due to increased demand as a result of new programs in both the wireless and consumer electronics sectors and positive changes in the projected product mix.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 85.5% for the three months ended March 31, 2010 compared to 85.8% for the three months ended March 31, 2009. The decrease in cost of sales as a percentage of net sales of 0.3% was primarily attributable to cost reductions from improved labor efficiencies, operational improvement initiatives and overhead reductions, partially offset by price changes and the increase of average material content from new programs in the current and prior fiscal years. Gross profit decreased to $22.3 million for the three months ended March 31, 2010 versus $24.7 million for the three months ended March 31, 2009, or 9.7%. As a percentage of net sales, gross profit increased to 14.5% for the three months ended March 31, 2010 from 14.2% for the three months ended March 31, 2009. We expect quarterly gross margins to be in the 14% to 16% range in the third fiscal quarter of 2010 due to a higher projected sales volume resulting in increased cost absorption.

Research and Development. Research and development expense increased to $3.5 million for the three months ended March 31, 2010, from $1.2 million in the comparable period of the prior year, an increase of 191.7%. The increase is primarily attributable to our increased emphasis on expanding our research and development activities related to the development of new technologies. As a percentage of net sales, research and development expense increased to 2.2% versus 0.7% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.2 million to $5.9 million for the three months ended March 31, 2010, from $6.1 million in the comparable period in the prior year, a decrease of 3.3%. The decrease is primarily attributable to a decrease for sales commissions expenses. As a percentage of net sales, sales and marketing expense increased to 3.8% versus 3.5% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.4 million to $4.9 million for the three months ended March 31, 2010, from $6.3 million for the three months ended March 31, 2009, a decrease of 22.2%. The decrease was primarily attributable to decreases in professional fees, reduced travel expenses, reduced training expenses and other reduced discretionary spending. As a percentage of net sales, general and administrative expense decreased to 3.2% of net sales for the three months ended March 31, 2010 from 3.6% in for the comparable period of the prior year, attributable to our cost reduction activities during the quarter, partially offset by the decrease in sales. We expect general and administrative expense to fluctuate modestly throughout the fiscal year.

Impairment and Restructuring. Impairment and restructuring costs increased by $2.1 million to $1.9 million for the three months ended March 31, 2010, from a gain of $0.2 million for the three months ended March 31, 2009. The increase was primarily attributable to asset impairments relating to our plan to close one of our satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia. The total remaining restructuring costs, which we expect to be recognized over the remaining fiscal year, are estimated to be approximately $1.4 million pre-tax which we anticipate will result in an estimated $6.7 million in annual cost savings beginning in fiscal 2011 on a pre-tax basis.

Interest Income. Interest income decreased to $0.1 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009. The decrease is primarily attributable to a decline in interest rates.

Interest Expense. Interest expense increased to $0.3 million for the three months ended March 31, 2010, from $0.2 for the three months ended March 31, 2009. Interest expense incurred is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon, amortization of deferred financing costs and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.3 million for the three months ended March 31, 2010, from income of $0.2 million for the three months ended March 31, 2009. The increase is the result of net gains from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended March 31, 2010 and 2009 was 21.7% and 23.7%, respectively. We expect our tax rate to remain in the low 20% range, however, it could vary if current tax regulations, particularly those in the U.S., are changed.

Comparison of the Six Months Ended March 31, 2010 and 2009

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	84.7	85.2

Gross profit	15.3	14.8
Operating expenses:
Research and development	1.6	0.6
Sales and marketing	3.3	2.9
General and administrative	2.8	3.4
Impairment and restructuring	0.5	0.1

Total operating expenses	8.2	7.0

Operating income	7.1	7.8
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Other income (expense), net	0.1	(0.3)

Income before income taxes	7.1	7.5
Provision for income taxes	(1.6)	(1.7)

Net income	5.5%	5.8%

Net Sales. Net sales decreased to $383.6 million for the six months ended March 31, 2010, from $390.7 million for the six months ended March 31, 2009. The decrease of $7.1 million, or 1.8%, was driven primarily by several programs reaching their end of life cycle, a shift in product mix to programs with lower flex content and, to a lesser degree, component shortages that delayed shipments of some flex assemblies.

Net sales into the wireless sector decreased to $253.3 million for the six months ended March 31, 2010, from $273.7 million for the six months ended March 31, 2009. The decrease of $20.4 million, or 7.5%, was primarily due to certain programs approaching the end of their life cycle. For the six months ended March 31, 2010 and 2009, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 94% and 6%, and 70% and 30% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 66% and 70% of total net sales for the six months ended March 31, 2010 and 2009, respectively.

Net sales into the consumer electronics sector were $119.6 million for the six months ended March 31, 2010, versus $100.6 million for the six months ended March 31, 2009. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to key customers due to increased consumer demand. Shipments into the consumer electronics sector accounted for approximately 31% and 26% of total net sales for the six months ended March 31, 2010 and 2009, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 84.7% for the six months ended March 31, 2010 compared to 85.2% for the six months ended March 31, 2009. The decrease in cost of sales as a percentage of net sales of 0.5% was primarily attributable to cost reductions from improved labor efficiencies, operational improvement initiatives and overhead reductions, partially offset by price changes and the increase of average material content from new programs in the current and prior fiscal years. As a result, gross profit increased to $58.8 million for the six months ended March 31, 2010 versus $57.7 million for the six months ended March 31, 2009, or 1.9%. As a percentage of net sales, gross profit increased to 15.3% for the six months ended March 31, 2010 from 14.8% for the six months ended March 31, 2009.

Research and Development. Research and development expense increased to $6.3 million for the six months ended March 31, 2010, from $2.4 million in the comparable period of the prior year, an increase of 162.5%. The increase is primarily attributable to our increased emphasis on expanding our research and development activities related to the development of new technologies. As a percentage of net sales, research and development expense increased to 1.6% versus 0.6% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense increased by $1.1 million to $12.5 million for the six months ended March 31, 2010, from $11.4 million in the comparable period in the prior year, an increase of 9.6%. The increase is primarily attributable to a $0.3 million increase for compensation and benefits expense as a result of headcount growth to expand our customer base and geographic coverage, a $0.4 million increase for information technology and human resource support expenses to support expanded infrastructure, and a net increase of $0.4 million from other sales and marketing activities. As a percentage of net sales, sales and marketing expense increased to 3.3% versus 2.9% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $2.5 million to $10.8 million for the six months ended March 31, 2010, from $13.3 million for the six months ended March 31, 2009, a decrease of 18.8%. The decrease was primarily attributable to decreases in professional fees, reduced travel expenses and other reduced discretionary spending. As a percentage of net sales, general and administrative expense decreased to 2.8% of net sales for the six months ended March 31, 2010 from 3.4% in for the comparable period of the prior year.

Impairment and Restructuring. Impairment and restructuring costs increased by $1.8 million to $1.9 million for the six months ended March 31, 2010, from $0.1 million for the six months ended March 31, 2009. The increase was primarily attributable to asset impairments relating to our plan to close one of our satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the our flex and flex assembly processes, to Asia.

Interest Income. Interest income decreased to $0.2 million for the six months ended March 31, 2010 from $0.6 million for the six months ended March 31, 2009. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.5 million for the six months ended March 31, 2010, from $0.2 for the six months ended March 31, 2009. Interest expense incurred is primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon, amortization of deferred financing costs and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.5 million for the six months ended March 31, 2010, from a net expense of $1.3 million for the six months ended March 31, 2009. The change to other income from other expense was primarily attributable to decreased expenses of $1.1 million due to an impairment associated with the decline in value of our auction rate securities during the six months ended March 31, 2009. The remaining increase is the result of net gains from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the six months ended March 31, 2010 and 2009 was 22.4% and 22.8%, respectively.

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

During the six months ended March 31, 2010, net income of $21.3 million combined with adjustments to reconcile net income to net cash provided by operating activities of $30.3 million and $3.7 million of cash used in working capital generated net cash from operations of $47.9 million.

Changes in the principal components of operating cash flows during our six months ended March 31, 2010 were as follows:

•

Our net accounts receivable decreased to $101.7 million as of March 31, 2010 from $129.3 million as of September 30, 2009, or 21.3%, due to lower sales volumes in the most recent fiscal quarter. Our net inventory balances decreased to $40.1 million as of March 31, 2010 from $50.3 million as of September 30, 2009, a decrease of 20.3%. Inventory decreased as a result of decreased production volume in the most recent fiscal quarter. Our accounts payable decreased to $84.2 million as of March 31, 2010 from $122.5 million as of September 30, 2009, a decrease of 31.3%, as a result of decreased production volume previously mentioned.

•

Depreciation and amortization expense was $23.7 million for the six months ended March 31, 2010 versus $19.9 million for the comparable period of the prior year due to the increased fixed asset base in manufacturing operations, mainly at MFC1 and MFC2.

Our principal investing and financing activities during our six months ended March 31, 2010 were as follows:

•

Net cash used in investing activities was $30.2 million for the six months ended March 31, 2010. Capital expenditures included cash purchases of $30.9 million of capital equipment and other fixed assets, which were primarily related to the construction of our new facility in Suzhou, China (“MFC3”), and manufacturing capacity expansion at MFC2. As of March 31, 2010, we had outstanding purchase commitments totaling $52.1 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was $10.7 million for the six months ended March 31, 2010 and consisted of repayments of long-term debt of $11.1 million, tax withholdings for net share settlement of equity awards of $1.2 million, partially offset by proceeds from exercises of stock options and income tax benefits related to stock option exercises of $1.6 million. Our loans payable and borrowings outstanding against credit facilities were zero as of March 31, 2010 and September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. As of March 31, 2010, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank, China Construction Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $369.5 million, or 96%, of total shipments to these foreign manufacturers during the six months ended March 31, 2010, were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.83 RMB per U.S. dollar for the six months ended March 31, 2010. In addition, we are potentially subject to a 0.3% maximum daily appreciation against the U.S. dollar. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

For the six months ended March 31, 2010 and 2009, 66% and 70%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 31% and 26%, respectively, of our net sales were derived from sales to companies that provide products to the consumer electronics industry during those same periods. In general, the wireless and consumer electronics industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc., Research in Motion Limited and Sony Ericsson Mobile Communications. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2009, 2008 and 2007 approximately 96%, 95% and 93% respectively, of our net sales were to these four customers in the aggregate and approximately 43%, 45% and 57% of our net sales in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were to one customer (not the same customer in each of the three years) and approximately 80%, 65% and 82% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 87% of our net sales in the six months ended March 31, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success of a customer’s program upon which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

We will have difficulty selling our products if customers do not design our flexible printed circuit products into their product offerings or our customers’ product offerings are not commercially successful.

We sell our flexible printed circuit products directly or indirectly to OEMs, who include our products and component assemblies in their product offerings. We must continue to design our products into our customers’ product offerings in order to remain competitive. However, our OEM customers may decide not to design our products into their product offerings in the future. If an OEM selects one of our competitors to provide a product instead of us or switches to alternative technologies developed or manufactured by one or more of our competitors, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Even if an OEM designs one of our products into its product offering, the product may not be commercially successful, we may not receive any orders from that manufacturer, the OEM may qualify additional vendors for the product or we could be undercut by a competitor’s pricing. Additionally, if an OEM selects one or more of our competitors, they may rely upon such competitors for the life of specific offering and, to the extent possible, subsequent generations of similar offerings. Any of these events would result in fewer sales and reduced profits for us, and could adversely affect the accuracy of any forward-looking guidance we may give.

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

Significant product failures or safety concerns about our or our customers’ products could harm our reputation and our business.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, certain of our suppliers reduced their capacity in connection with the economic slowdown, and we have experienced shortages in flexible printed circuit materials due to such reduction in capacity. In addition, we have recently experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply in China and expect that we may continue to experience insufficient power supplies in the foreseeable future, particularly while the World Expo is held in Shanghai, China in the coming months. Although we have purchased several generators, such generators may not produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity in Suzhou, China, the location of our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

We are engaged in a number of manufacturing expansion projects, including new manufacturing facilities in both Suzhou and Chengdu, China and the establishment of manufacturing functions in Malaysia. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations. Although we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing expansion projects or otherwise managing any growth in our business that we may experience. Risks associated with managing expansion and growth may include those related to:

•	managing multiple, concurrent major manufacturing expansion projects;

•	hiring and retaining employees, particularly in China;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;

•	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;

•	managing increased employment costs and scrap rates often associated with periods of growth;

•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;

•	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems;

•	cost overruns and charges related to our expansion activities; and

•	managing expanding operations in multiple locations and multiple time zones.

Our management team may not be effective in expanding our manufacturing facilities and operations, and our systems, procedures and controls may not be adequate to support such expansion. Any inability to manage our growth may harm our profitability and growth.

If we encounter problems during the merging of our operation management and information systems, we could experience a disruption of our operations and unanticipated increases in our costs.

We are in the process of merging our information systems for certain of our China facilities. Any problems encountered in the merger of these systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

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

As of March 31, 2010, we held approximately $13.0 million (par value) of investments consisting of auction rate securities. On September 24, 2009, we accepted an offer from UBS AG (“UBS”), the fund manager with whom we hold our auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allow us to sell our auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. In exchange, the Company released UBS from certain claims that it may have for damages related to the auction rate securities, and we granted UBS the right to sell or otherwise dispose of the auction rate securities on its behalf (so long as we are paid the par value of the auction rate securities upon any disposition).

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from April 1, 2009 through March 31, 2010, our common stock traded between $17.60 and $30.56 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	fluctuations in our financial results;

•	announcements of technological innovations or events affecting other companies in our industry;

•	changes in the estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 25.5 million shares of common stock outstanding as of March 31, 2010, approximately 14.8 million of those shares are held by a few investors. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 5.	Other Information

(a) Costs Associated with Exit or Disposal Activities

On February 22, 2010, the Company committed to close one of its satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. The Company expects this restructuring to be complete by the end of the fourth fiscal quarter of 2010, and expects to incur approximately $3.3 million in total restructuring related charges. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1.9 million was recorded during the three months ended March 31, 2010, including $1.3 million of machinery and equipment and $0.6 million of leasehold improvements. Further, in connection with this restructuring, on May 4, 2010 the Company notified 85 employees of their planned termination, which the Company anticipates will result in additional charges for severance and outplacement services of $1.0 million during the Company’s third fiscal quarter of 2010 and an additional $0.1 million during the fourth fiscal quarter of 2010. In addition, the Company expects to incur an additional $0.3 million related to lease related costs during the fourth fiscal quarter of 2010.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1) (14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1) (14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8) (14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.60(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(16)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65*	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66*	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
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

(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009. Confidential treatment has been granted for certain portions of this agreement.

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 6, 2010	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1) (14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1) (14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8) (14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.60(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(16)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65*	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66*	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
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

(12)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009. Confidential treatment has been granted for certain portions of this agreement.

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.