Form 10-Q
period 2010-06-30
MULTI FINELINE ELECTRONIX INC
filed 2010-08-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2010 was 24,909,531.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$150,257	$139,721
Short-term investments	12,260	11,812
Accounts receivable, net of allowances of $1,555 and $2,152 at June 30, 2010 and September 30, 2009, respectively	113,988	129,270
Inventories	54,336	50,285
Deferred taxes	3,506	3,528
Income taxes receivable	4,656	6,612
Assets held for sale	2,958	2,958
Other current assets	2,990	4,377

Total current assets	344,951	348,563
Property, plant and equipment, net	164,134	150,099
Land use rights	3,698	3,103
Deferred taxes	3,584	3,688
Goodwill	7,537	7,537
Intangible assets, net	4,685	5,705
Other assets	10,601	7,235

Total assets	$539,190	$525,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$121,273	$122,524
Accrued liabilities	23,050	20,603
Income taxes payable	2,539	3,400

Total current liabilities	146,862	146,527
Notes payable	—	10,852
Other liabilities	11,600	9,563

Total liabilities	158,462	166,942
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2010 and September 30, 2009, respectively; 0 and 0 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2010 and September 30, 2009, respectively; 25,227,935 and 25,175,976 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	2	2
Additional paid-in capital	113,587	116,740
Retained earnings	244,691	221,054
Accumulated other comprehensive income	22,448	21,192

Total stockholders’ equity	380,728	358,988

Total liabilities and stockholders’ equity	$539,190	$525,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$181,049	$174,533	$564,623	$565,259
Cost of sales	158,808	149,538	483,606	482,524

Gross profit	22,241	24,995	81,017	82,735
Operating expenses:
Research and development	4,442	1,478	10,738	3,890
Sales and marketing	5,088	5,176	17,627	16,581
General and administrative	4,834	6,053	15,610	19,371
Impairment and restructuring	3,328	—	5,265	127

Total operating expenses	17,692	12,707	49,240	39,969

Operating income	4,549	12,288	31,777	42,766
Other income (expense), net:
Interest income	168	114	370	751
Interest expense	(121)	(282)	(667)	(498)
Other income (expense), net	242	(155)	739	(1,467)

Income before income taxes	4,838	11,965	32,219	41,552
Provision for income taxes	(2,456)	(289)	(8,582)	(7,040)

Net income	$2,382	$11,676	$23,637	$34,512

Net income per share:
Basic	$0.09	$0.47	$0.93	$1.38

Diluted	$0.09	$0.46	$0.92	$1.36

Shares used in computing net income per share:
Basic	25,417,674	24,926,606	25,379,381	25,002,300
Diluted	25,762,862	25,391,536	25,794,568	25,369,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$23,637	$34,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,259	30,351
Provision for doubtful accounts and returns	3,656	230
Deferred taxes	141	115
Stock-based compensation expense	4,294	2,592
Asset impairments	3,475	1,378
Gain on disposal of equipment	(289)	(192)

Changes in operating assets and liabilities:
Accounts receivable	11,544	45,113
Inventories	(3,411)	28,393
Due from affiliates, net	(326)	(2,330)
Other current assets	(778)	(550)
Other assets	(1,364)	(793)
Accounts payable	(16,749)	(42,447)
Accrued liabilities	3,869	(4,072)
Income taxes payable	1,185	(3,576)
Other current liabilities	292	38
Other liabilities	2,039	(3,543)

Net cash provided by operating activities	65,474	85,219
Cash flows from investing activities
Sales of investments	6,196	50
Purchases of investments	(4,996)	—
Purchases of property and equipment	(39,092)	(13,847)
Proceeds from sale of equipment	1,453	784
Change in restricted cash, net	—	148
Acquisition of business, net of cash acquired	—	(872)

Net cash used in investing activities	(36,439)	(13,737)
Cash flows from financing activities
Proceeds from exercise of stock options	1,969	1,869
Repayments of long-term debt	(11,144)	—
Repurchase of common stock	(8,277)	(8,410)
Tax withholdings for net share settlement of equity awards	(1,248)	—

Net cash used in financing activities	(18,700)	(6,541)
Effect of exchange rate changes on cash	201	(25)

Net increase in cash	10,536	64,916
Cash and cash equivalents at the beginning of the period	139,721	62,090

Cash and cash equivalents at the end of the period	$150,257	$127,006

Non-cash investing activities
Purchases of property and equipment	$13,786	$4,151

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$—	$10,377

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 59% of the Company’s outstanding common stock as of June 30, 2010 and September 30, 2009, which provides WBL with control over the outcome of stockholder votes.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was recently merged and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investments

As of June 30, 2010, the Company’s short-term investments included United States treasury bills with an original maturity of more than three months and auction rate securities (“ARS”). As of September 30, 2009, the Company’s short-term investments included certificates of deposit and ARS.

On September 24, 2009, the Company accepted an offer from UBS AG (“UBS”), the fund manager with whom the Company holds its ARS, pursuant to which UBS issued the Company Series C-2 Auction Rate Securities Rights (the “Rights”), which allowed MFLEX to sell its ARS to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. Of the $13,300 of the ARS originally purchased, $6,100 were redeemed at par prior to the initiation of the sale pursuant to the Rights. The Company initiated the sale of the remaining ARS on June 30, 2010 at par, and the sale was completed on July 1, 2010 in the amount of $7,200, leaving a balance of $0 related to ARS in July 2010.

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

Inventories

Inventories, net of related allowances, are comprised of the following:

	June 30, 2010	September 30, 2009
Raw materials and supplies	$20,373	$25,623
Work-in-progress	18,201	18,244
Finished goods	15,762	6,418

	$54,336	$50,285

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	June 30, 2010	September 30, 2009
Land	$3,730	$3,730
Building	34,939	32,452
Machinery and equipment	201,320	192,815
Computers	11,977	7,335
Leasehold improvements	16,514	19,020
Construction-in-progress	37,894	14,506

	$306,374	$269,858
Accumulated depreciation	(142,240)	(119,759)

	$164,134	$150,099

Depreciation expense for the three and nine months ended June 30, 2010 was $9,956 and $32,391, and was $9,739 and $28,824 for the three and nine months ended June 30, 2009, respectively.

Included in other current assets as of June 30, 2010 and September 30, 2009 are prepaid software licenses that are short-term in nature. Amortization of software licenses for the three and nine months ended June 30, 2010 was $204 and $794, and was $340 and $755 for the three and nine months ended June 30, 2009, respectively.

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

Changes in the product warranty accrual for the three months ended June 30, 2010 and 2009, respectively, were as follows:

	Balance at April 1	Warranty Expenditures	(Benefit from) Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2010	$609	$(198)	$(62)	$349
Fiscal 2009	$1,581	$(1,063)	$955	$1,473
Changes in the product warranty accrual for the nine months ended June 30, 2010 and 2009, respectively, were as follows:
	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2010	$541	$(1,647)	$1,455	$349
Fiscal 2009	$2,601	$(3,898)	$2,770	$1,473

Comprehensive Income (Loss)

Total comprehensive income was $3,556 and $24,893 for the three and nine months ended June 30, 2010, and was $12,296 and $34,684 for the three and nine months ended June 30, 2009, respectively. The difference between net income and comprehensive income (loss) is summarized in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,382	$11,676	$23,637	$34,512
Other comprehensive income (loss):
Translation adjustment	1,174	109	1,256	(339)
Unrealized gain on auction rate securities	—	511	—	511

Other comprehensive income	1,174	620	1,256	172

Total comprehensive income	$3,556	$12,296	$24,893	$34,684

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic weighted-average number of common shares outstanding	25,417,674	24,926,606	25,379,381	25,002,300
Dilutive effect of potential common shares	345,188	464,930	415,187	367,550

Diluted weighted-average number of common and potential common shares outstanding	25,762,862	25,391,536	25,794,568	25,369,850

Potential common shares excluded from the per share computations as their inclusion would be anti-dilutive	174,400	83,129	148,293	294,921

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of June 30, 2010 and September 30, 2009, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $52,638 and $49,495, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of June 30, 2010 and September 30, 2009 were $13,209 and $11,056, respectively.

Significant Concentrations

Net sales to original equipment manufacturer (“OEM”) customers that constitute greater than 10% of the Company’s net sales, inclusive of net sales made to their designated sub-contractors, as a percentage of total Company sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
OEM C	46%	35%	47%	34%
OEM D	38%	50%	39%	43%

During the three and nine months ended June 30, 2010 and 2009, neither OEM A, OEM B, nor OEM E constituted 10% or more of total Company sales, and thus were omitted from the table above.

During the three months ended June 30, 2010 and 2009, 70% and 77% of net sales, respectively, were derived from sales for products or services into the wireless industry and 28% and 20% of net sales, respectively, were derived from sales for products into the consumer electronics industry. During the nine months ended June 30, 2010 and 2009, 67% and 72% of net sales, respectively, were derived from sales for products or services into the wireless industry and 30% and 24% of net sales, respectively, were derived from sales for products into the consumer electronics industry. Both of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

3. Related Party Transactions

During the three and nine months ended June 30, 2010 and 2009, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

(Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owns 59% of the Company’s common stock as of June 30, 2010 and September 30, 2009. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprise the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$—	$231	$23	$335

Purchases from affiliates:
MFS	$—	$883	$257	$4,576

Rent expense for the three and nine months ended June 30, 2010 and 2009 included related-party payments to various WBL subsidiaries. These amounts were $91 and $347 for the three and nine months ended June 30, 2010, and $126 and $380 for the three and nine months ended June 30, 2009, respectively.

4. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of June 30, 2010 and September 30, 2009, the carrying amount of goodwill was $7,537.

Intangible Assets

Amortization of intangible assets was $340 and $1,020 for the three and nine months ended June 30, 2010 and was $340 and $755 for the three and nine months ended June 30, 2009, respectively. Estimated future annual pre-tax amortization expense of intangible assets as of June 30, 2010, over the estimated useful life of five years is as follows:

Fiscal Years
2010	$340
2011	1,360
2012	1,360
2013	1,360
2014	265

Total	$4,685

5. Notes Payable

On December 10, 2008, and in connection with the acquisition of Pelikon Limited, the Company issued unsecured promissory notes to the Sellers (the “Sellers Promissory Notes”) totaling $5,520 and to the Lenders (the “Lender Promissory Notes”) totaling $4,857. The Sellers Promissory Notes and Lender Promissory Notes accrued interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest was to be due and payable on December 9, 2010. The Sellers Promissory Notes were subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Share Purchase Agreement between the parties. In March 2010, the Company repaid the entire balance of the Sellers Promissory Notes and Lender Promissory Notes, plus the accrued interest thereon.

Notes payable consisted of the following:

Balance at September 30, 2009	$10,852
Accrued interest	292
Repayments	(11,144)

Balance at June 30, 2010	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

6. Lines of Credit

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000. Amounts outstanding under the Facility will bear interest at a rate equal to LIBOR or SIBOR/Singapore Swap Rate, as Borrower may elect from time to time, plus the Applicable Margin (as defined in the Agreement).

In July 2009, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 Chinese Renminbi (“RMB”) each ($11,044 each at June 30, 2010). These lines of credit terminated in July 2010.

In January 2010, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit for 100,000 RMB each ($14,726 each at June 30, 2010). These lines of credit terminated in July 2010.

In March, 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($22,088 each at June 30, 2010). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

See Note 13 for information related to the Company’s new credit line entered into with Agricultural Bank of China subsequent to the balance sheet date.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009
Line of credit (BOA)	$27,192	$24,415	$—	$—
Lines of credit (BC)	29,452	29,283	—	—
Lines of credit (SPDB)	22,088	21,962	—	—
Lines of credit (CCB)	44,176	—	—	—

	$122,908	$75,660	$—	$—

As of June 30, 2010, the Company is in compliance with all covenants under the lines of credit.

7. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards and component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales for the three and nine months ended June 30, 2010 and 2009 reflect the restructuring of certain business functions to better align these activities with the Company’s Asia operations. Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales
United States	$10,718	$24,672	$56,582	$235,136
China	182,104	115,439	474,476	381,769
Singapore	181,072	146,923	531,755	320,413
Other	121	973	574	1,122
Eliminations	(192,966)	(113,474)	(498,764)	(373,181)

Total	$181,049	$174,533	$564,623	$565,259

Operating income (loss)
United States	$(3,125)	$(4,859)	$(10,425)	$5,635
China	10,659	7,317	21,045	20,159
Singapore	2,074	12,168	32,158	21,563
Other	(4,536)	(1,794)	(10,505)	(4,268)
Eliminations	(523)	(544)	(496)	(323)

Total	$4,549	$12,288	$31,777	$42,766

		June 30, 2010	September 30, 2009
Total assets
United States		$248,105	$281,834
China		244,510	174,114
Singapore		225,400	235,634
Other		11,375	14,283
Eliminations		(190,200)	(179,935)

Total		$539,190	$525,930

8. Equity Incentive Plans

Stock Options

Stock option activity for the nine months ended June 30, 2010 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2009	546,213	$10.97
Granted	—	—
Exercised	(212,937)	10.08
Forfeited	—	—

Options outstanding and exercisable at June 30, 2010	333,276	$11.55	$4,470	3.9

Vested and expected to vest at June 30, 2010	333,276	$11.55	$4,470	3.9

The Company recognized no compensation costs related to stock options during the three and nine months ended June 30, 2010 and $25 and $288 during the three and nine months ended June 30, 2009, respectively. The aggregate intrinsic value of stock options exercised was $887 and $3,218 during the three and nine months ended June 30, 2010, and was $2,835 and $5,176 during the three and nine months ended June 30, 2009, respectively. No unearned compensation existed as of June 30, 2010 related to nonvested stock options.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Service and Performance-Based Restricted Stock Units

During the three and nine months ended June 30, 2010, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 3,600 and 153,991 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

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

On November 16, 2009, the Company’s board of directors (the “Board”) or a committee thereof (in either event, the “Administrator”) approved the grant of 117,826 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. As of June 30, 2010, the Company considers the vesting of these performance-based RSUs to be probable.

On June 11, 2008, the Board approved the grant of 22,000 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and June 30, 2011. During fiscal 2009, 12,000 of these performance-based RSUs were deemed not probable of meeting the defined performance objectives. During the three months ended December 31, 2009, the Company determined that the vesting of the remaining 10,000 performance-based RSUs was not probable and reversed $148 of compensation expense. No changes in the probability of achievement of the performance objectives were noted during the three months ended June 30, 2010.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

RSU activity for the nine months ended June 30, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares outstanding at September 30, 2009	473,824	$17.18
Granted	271,817	25.94
Vested	(221,214)	17.68
Forfeited	(21,334)	22.53

Nonvested shares outstanding at June 30, 2010	503,093	$21.48

The Company recognized compensation costs related to RSUs of $1,246 and $3,693 during the three and nine months ended June 30, 2010 and $701 and $2,288 during the three and nine months ended June 30, 2009, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the nine months ended June 30, 2010 and 2009 was $25.94 and $12.63, respectively. The weighted-average fair value of RSUs vested during the nine months ended June 30, 2010 and 2009 was $17.68 and $20.95, respectively. Unearned compensation of $7,593 existed as of June 30, 2010 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.4 years.

Stock Appreciation Rights

On November 16, 2009, the Administrator granted 154,940 stock appreciation rights (“SSAR” or “SSARs”) to be settled in the Company’s common stock (the “November Awards”), for certain employees (including executive officers) under the 2004 Plan. These November Awards will vest and be exercisable on November 16, 2012, and will expire on November 15, 2019. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period). The grant date-fair value of the November Awards was estimated at $12.44 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 2.18%, zero expected dividends, expected volatility of 71.05% and an expected term of 3.0 years.

SSARs activity for the nine months ended June 30, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2009	140,342	$15.85
Granted	154,940	25.96
Exercised	—	—
Forfeited	—	—

SSARs outstanding at June 30, 2010	295,282	$21.16	$1,349	9.1

Expected to vest at June 30, 2010	272,977	$21.06	$1,272	9.1

The Company recognized compensation costs related to SSARs of $320 and $712 during the three and nine months ended June 30, 2010 and $50 and $83 during the three and nine months ended June 30, 2009, respectively. No SSARs were exercised or were exercisable during the nine months ended June 30, 2010 and 2009. Unearned compensation as of June 30, 2010 was $1,850 related to nonvested SSARs, which will be recognized into expense over a weighted-average period of 1.9 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

9. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of June 30, 2010. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability.

During fiscal 2010, the Company repurchased a total of 322,798 shares at a weighted-average purchase price of $25.64 per share, for a total value of $8,277 pursuant to established 10b5-1 plans. In June 2010, the Company retired all 322,798 common shares repurchased during fiscal 2010. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

During fiscal 2009, the Company repurchased a total of 562,500 shares at a weighted-average purchase price of $14.95 per share, for a total value of $8,410 pursuant to an established 10b5-1 plan. In September 2009, the Company retired all 562,500 common shares in treasury repurchased during fiscal 2009. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

As of June 30, 2010, 1,364,702 shares remained available to be repurchased under the Board approved share repurchase program.

10. Income Taxes

As of June 30, 2010 and September 30, 2009, the liability for income taxes associated with uncertain tax positions was $11,013 and $9,106, respectively. As of June 30, 2010 and September 30, 2009, these liabilities can be reduced by $4,821 and $4,715, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $6,192 at June 30, 2010 and $4,391 at September 30, 2009, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

In June 2010, the Company committed to close its facility in Malaysia in order to move the related functions to China as part of its continuing cost reduction efforts. In connection with this restructuring, the Company recorded a non-cash charge to establish a valuation allowance of $303 against its Malaysian deferred tax assets. Based on an assessment of both positive and negative evidence when measuring the need for a valuation allowance, the Company determined that it is more likely than not that these deferred tax assets will not be realizable. Evidence such as the closure of facility in Malaysia represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company currently enjoys tax incentives for certain of its Asian operations. One of the tax holidays was eliminated by taxing authorities due to a change in law. Certain Asian operations are subject to taxes at a rate of 10% of their profits and for the nine months ended June 30, 2010, the Company realized tax savings of $1,315 for these operations. However, the tax incentive may be challenged, modified or even eliminated by taxing authorities or changes in law.

11. Impairment and Restructuring

Malaysia

In June 2010, the Company committed to close its facility in Malaysia in order to move the related functions to China as part of its continuing cost reduction efforts. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1,558 was recorded during the three months ended June 30, 2010, including $1,115 of machinery and equipment and $443 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, pre-tax one-time termination benefits of $304 and other restructuring-related charges of $36 were recorded during the three months ended June 30, 2010. The total amount expected to be incurred in connection with the closure of the facility in Malaysia was $2,400 as of June 30, 2010. See Note 13.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Accruals	Non-Cash Charges	Total Charges
Malaysia:
Write-down of equipment to fair value	$—	$1,558	$1,558
One-time termination benefits	304	—	304
Other	—	36	36

Total Malaysia charges	$304	$1,594	$1,898

Anaheim

In February 2010, the Company committed to close one of its facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $180 and $2,117 were recorded during the three and nine months ended June 30, 2010, respectively, including $1,481 of machinery and equipment and $636 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, a gain on sale of assets of $200, pre-tax one-time termination benefits charges of $1,077 and other restructuring-related charges of $373 were recorded during the three months ended June 30, 2010. The total amount expected to be incurred in connection with the closure of the facility in Anaheim was $3,900 as of June 30, 2010.

	Accruals	Non-Cash Charges	Total Charges
Anaheim:
Write-down of long-lived assets to fair value	$—	$2,117	$2,117
Gain on sale of assets	—	(200)	(200)
One-time termination benefits	1,077	—	1,077
Other	—	373	373

Total Anaheim charges	$1,077	$2,290	$3,367

The following table reflects the movement activity of the restructuring reserve for the nine months ended June 30, 2010.

One-Time Termination Benefits and Other Charges
Accrual Balance as of September 30, 2009	$27
Restructuring charges related to one-time termination benefits	1,381
Utilization	(698)
Adjustments	(27)

Accrual balance as of June 30, 2010	$683

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

Level 3: unobservable inputs that are not corroborated by market data

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Auction rate securities

For recognition purposes, on a recurring basis, the Company measures its ARS as short-term investments at fair value. The ARS had a realized gain of $1,595 and $1,647 recorded during the three and nine months ended June 30, 2010, respectively, that was entirely offset by the recording of a realized loss of $1,595 and $1,647 during the three and nine months ended June 30, 2010, respectively, related to the put option right provided by the fund manager.

Pursuant to the authoritative guidance issued by the FASB, the fair value of the Company’s marketable securities is determined based on Level 3 inputs, which consist of unobservable inputs that are not corroborated by market data. The fair value of these investments was determined to be par due to the exercise of the put option right by the Company on June 30, 2010.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative guidance, were as follows:

	Fair Value Measurements as of June 30, 2010
	Level 1	Level 2	Level 3
ARS	$—	$—	$7,200
Put option	—	—	—

	$—	$—	$7,200

	Fair Value Measurements as of September 30, 2009
	Level 1	Level 2	Level 3
ARS	$—	$—	$11,603
Put option	—	—	1,647

	$—	$—	$13,250

The following table presents the Company’s assets, consisting of ARS and the put option related to the ARS, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined under the FASB authoritative guidance.

	Fair Value Measurements of Assets Using Level 3 Inputs as of June 30, 2010
	Auction Rate Securities	Put Option	Total
Beginning balance at September 30, 2009	$11,603	$1,647	$13,250
Sales of ARS	(6,050)	—	(6,050)
Total realized gains (losses) included in earnings	1,647	(1,647)	—

Ending balance at June 30, 2010	$7,200	$—	$7,200

13. Subsequent Events

On July 30, 2010, in connection with the closure of its Malaysia facility, the Company notified 86 employees of their eventual termination, which the Company expects will result in additional charges for severance and other costs of $100 during the Company’s fourth fiscal quarter of 2010 and an additional $400 during the first fiscal quarter of 2011.

On July 31, 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB. The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

As part of the Board approved share repurchase program, the Company repurchased a total of 378,870 shares from July 1, 2010 through the date of this report, at a weighted-average purchase price of $24.91 per share, for a total value of $9,438 pursuant to established 10b5-1 plans. Through the date of this report, the Company retired 318,870 common shares repurchased during the period subsequent to the date of the financial statements. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

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

We typically have numerous programs in production at any particular time. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability.

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

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	87.7	85.7

Gross profit	12.3	14.3
Operating expenses:
Research and development	2.5	0.8
Sales and marketing	2.8	3.0
General and administrative	2.7	3.5
Impairment and restructuring	1.8	—

Total operating expenses	9.8	7.3

Operating income	2.5	7.0
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.1	(0.1)

Income before income taxes	2.6	6.9
Provision for income taxes	(1.3)	(0.2)

Net income	1.3%	6.7%

Net Sales. Net sales increased to $181.0 million for the three months ended June 30, 2010, from $174.5 million for the three months ended June 30, 2009. The increase of $6.5 million, or 3.7%, was driven primarily by an increased number of new programs in fiscal 2010.

Net sales into the wireless sector decreased to $126.2 million for the three months ended June 30, 2010, from $134.3 million for the three months ended June 30, 2009. The decrease of $8.1 million, or 6.0%, was primarily caused by a change in product mix resulting in an increased volume of shipments of one program with lower flex content. For the three months ended June 30, 2010, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 98% and 2% of total sales into the wireless sector, and for the three months ended June 30, 2009, accounted for approximately 87% and 13% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 70% and 77% of total net sales for the three months ended June 30, 2010 and 2009, respectively.

Net sales into the consumer electronics sector were $49.9 million for the three months ended June 30, 2010, versus $35.3 million for the three months ended June 30, 2009. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to a key customer due to increased demand. Shipments into the consumer electronics sector accounted for approximately 28% and 20% of total net sales for the three months ended June 30, 2010 and 2009, respectively.

For the fourth quarter of fiscal 2010, we expect net sales to be in the range of $220 to $240 million, due to increased demand as a result of new programs in both the wireless and consumer electronics sectors and positive changes in the projected product mix.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.7% for the three months ended June 30, 2010 compared to 85.7% for the three months ended June 30, 2009. The increase in cost of sales as a percentage of net sales of 2.0% was primarily attributable to the ramp up on a new program being more difficult than anticipated, resulting in lower yields and higher scrap, along with a more competitive pricing environment. Gross profit decreased to $22.2 million for the three months ended June 30, 2010 versus $25.0 million for the three months ended June 30, 2009, or 11.2%. As a percentage of net sales, gross profit decreased to 12.3% for the three months ended June 30, 2010 from 14.3% for the three months ended June 30, 2009. We expect quarterly gross margins to be in the 13% to 15% range in the fourth fiscal quarter of 2010 due to a higher projected sales volume resulting in increased cost absorption and gradual improvement in yields.

Research and Development. Research and development expense increased to $4.4 million for the three months ended June 30, 2010, from $1.5 million in the comparable period of the prior year, an increase of 193.3%. The increase is primarily attributable to investments in both traditional and non-traditional technologies related to our core business of flexible printed circuits (“FPC”) and flexible printed circuit assemblies (“FPCA”). Examples of traditional FPC and FPCA related technology investments are fabrication of fine lines and spaces, high density interconnect, and ultra-high density component assembly. Examples of non-traditional FPC and FPCA technology investments are printed electronics in FPCs and embedding printed electronics components in FPCAs. Furthermore, we have made these investments in order to increase our intellectual property and know-how, to strengthen our technological advantages and to secure our competitive strength as compared to the mainstream competition in the FPC and FPCA markets. As a percentage of net sales, research and development expense increased to 2.5% versus 0.8% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.1 million to $5.1 million for the three months ended June 30, 2010, from $5.2 million in the comparable period in the prior year, a decrease of 1.9%. The decrease is primarily attributable to a decrease for sales commissions expenses as a result of different program mix. As a percentage of net sales, sales and marketing expense decreased to 2.8% versus 3.0% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.3 million to $4.8 million for the three months ended June 30, 2010, from $6.1 million for the three months ended June 30, 2009, a decrease of 21.3%. The decrease was primarily attributable to decreases in professional fees, reduced travel expenses, reduced training expenses and other reduced discretionary spending. As a percentage of net sales, general and administrative expense decreased to 2.7% of net sales for the three months ended June 30, 2010 from 3.5% in for the comparable period of the prior year, primarily attributable to our cost reduction activities during the quarter. We expect general and administrative expense to fluctuate modestly throughout the fiscal year.

Impairment and Restructuring. Impairment and restructuring costs increased to $3.3 million for the three months ended June 30, 2010, from zero for the three months ended June 30, 2009. The increase was primarily attributable to asset impairments relating to our plan to close one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia. In addition, we incurred asset impairments relating to our plan to close our facility in Malaysia in order to move the related functions to China as part of our continuing cost reduction efforts and one-time termination benefits charges related to our plan to close our facility in Malaysia. The total remaining restructuring costs, which we expect to be recognized through the first fiscal quarter of 2011, are estimated to be approximately $1.0 million pre-tax, which we anticipate will result in an estimated $9.3 million in annual cost savings beginning in fiscal 2011 on a pre-tax basis.

Interest Income. Interest income increased to $0.2 million for the three months ended June 30, 2010 from $0.1 million for the three months ended June 30, 2009. The increase is primarily attributable to a minor increase in interest rates from our investment holdings.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended June 30, 2010, from $0.3 for the three months ended June 30, 2009. Interest expense incurred was primarily related to amortization of deferred financing costs and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.2 million for the three months ended June 30, 2010, from expenses of $0.2 million for the three months ended June 30, 2009. The increase is the result of reduced net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended June 30, 2010 and 2009 was 50.8% and 2.4%, respectively. The increase is primarily due to the write-off of a deferred tax asset related to the closure of our Malaysia facility of $0.9 million as well as the recognition of discrete tax benefits in the third fiscal quarter of 2009 due to the expiration of a statute of limitation related to an international tax position. We expect our tax rate to be in the low 20% range, however, it could vary if current tax regulations, particularly those in the U.S., are changed.

Comparison of the Nine months Ended June 30, 2010 and 2009

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	85.7	85.4

Gross profit	14.3	14.6
Operating expenses:
Research and development	1.9	0.7
Sales and marketing	3.1	2.9
General and administrative	2.8	3.4
Impairment and restructuring	0.9	—

Total operating expenses	8.7	7.0

Operating income	5.6	7.6
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.1	(0.2)

Income before income taxes	5.7	7.4
Provision for income taxes	(1.5)	(1.3)

Net income	4.2%	6.1%

Net Sales. Net sales decreased to $564.6 million for the nine months ended June 30, 2010, from $565.3 million for the nine months ended June 30, 2009. The decrease of $0.7 million, or 0.1%, was driven primarily by a temporary shift in product mix to a program with lower flex content.

Net sales into the wireless sector decreased to $379.5 million for the nine months ended June 30, 2010, from $408.0 million for the nine months ended June 30, 2009. The decrease of $28.5 million, or 7.0%, was primarily caused by a change in product mix resulting in an increased volume of shipments of one program with lower flex content. For the nine months ended June 30, 2010, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 95% and 5% of total sales into the wireless sector, and for the nine months ended June 30, 2009, accounted for approximately 76% and 24% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 67% and 72% of total net sales for the nine months ended June 30, 2010 and 2009, respectively.

Net sales into the consumer electronics sector were $169.5 million for the nine months ended June 30, 2010, versus $136.0 million for the nine months ended June 30, 2009. The increase in sales into the consumer electronics sector was driven primarily by increases in unit volume shipments to a key customer due to increased consumer demand. Shipments into the consumer electronics sector accounted for approximately 30% and 24% of total net sales for the nine months ended June 30, 2010 and 2009, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.7% for the nine months ended June 30, 2010 compared to 85.4% for the nine months ended June 30, 2009. The increase in cost of sales as a percentage of net sales of 0.3% was primarily attributable to the ramp up on a new program being more difficult than anticipated, resulting in lower yields and higher scrap, along with a more competitive pricing environment. As a result, gross profit decreased to $81.0 million for the nine months ended June 30, 2010 versus $82.7 million for the nine months ended June 30, 2009, or 2.1%. As a percentage of net sales, gross profit decreased to 14.3% for the nine months ended June 30, 2010 from 14.6% for the nine months ended June 30, 2009.

Research and Development. Research and development expense increased to $10.7 million for the nine months ended June 30, 2010, from $3.9 million in the comparable period of the prior year, an increase of 174.4%. The increase is primarily attributable to investments in both traditional and non-traditional technologies related to our core business of FPC and FPCA. As a percentage of net sales, research and development expense increased to 1.9% versus 0.7% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense increased by $1.0 million to $17.6 million for the nine months ended June 30, 2010, from $16.6 million in the comparable period in the prior year, an increase of 6.0%. The increase is primarily attributable to increases for compensation and benefits expense as a result of headcount growth to expand our customer base and geographic coverage. As a percentage of net sales, sales and marketing expense increased to 3.1% versus 2.9% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $3.8 million to $15.6 million for the nine months ended June 30, 2010, from $19.4 million for the nine months ended June 30, 2009, a decrease of 19.6%. The decrease was primarily attributable to decreases in professional fees, reduced travel expenses and other reduced discretionary spending. As a percentage of net sales, general and administrative expense decreased to 2.8% of net sales for the nine months ended June 30, 2010 from 3.4% in for the comparable period of the prior year.

Impairment and Restructuring. Impairment and restructuring costs increased by $5.2 million to $5.3 million for the nine months ended June 30, 2010, from $0.1 million for the nine months ended June 30, 2009. The increase was primarily attributable to asset impairments relating to our plan to close one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia. In addition, we incurred asset impairments and one-time termination benefits charges relating to our plan to close our facility in Malaysia in order to move the related functions to China as part of our continuing cost reduction efforts.

Interest Income. Interest income decreased to $0.4 million for the nine months ended June 30, 2010 from $0.8 million for the nine months ended June 30, 2009. The decrease is primarily attributable to a significant decline in interest rates.

Interest Expense. Interest expense increased to $0.7 million for the nine months ended June 30, 2010, from $0.5 for the nine months ended June 30, 2009. Interest expense incurred was primarily related to interest accrued against the notes payable issued as part of our acquisition of Pelikon Limited, amortization of deferred financing costs and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.7 million for the nine months ended June 30, 2010, from a net expense of $1.5 million for the nine months ended June 30, 2009. The change to other income from other expense was primarily attributable to decreased expenses of $1.1 million due to an impairment associated with the decline in value of our auction rate securities during the nine months ended June 30, 2009, partially offset by reduced net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the nine months ended June 30, 2010 and 2009 was 26.6% and 16.9%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and our ability to borrow under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. Continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next 12 months.

During the nine months ended June 30, 2010, net cash provided by operating activities was $65.5 million. Net income adjusted for depreciation and amortization, asset impairments, gain on equipment disposal, stock-based compensation expense and related tax benefit, deferred taxes, and provision for doubtful accounts, generated $69.2 million of operating cash. This amount was partially offset by cash used in working capital of $3.7 million.

Changes in the principal components of operating cash flows during our nine months ended June 30, 2010 were as follows:

•

Our net accounts receivable decreased to $114.0 million as of June 30, 2010 from $129.3 million as of September 30, 2009, or 11.8%, due to lower sales volumes in the most recent fiscal quarter combined with better collections. Our net inventory balances increased to $54.3 million as of June 30, 2010 from $50.3 million as of September 30, 2009, an increase of 8.0%. Inventory increased as a result of higher purchases to meet increased forecasted demand. Our accounts payable decreased to $121.3 million as of June 30, 2010 from $122.5 million as of September 30, 2009, a decrease of 1.0%, as a result of decreased production volume previously mentioned.

•

Depreciation and amortization expense was $34.3 million for the nine months ended June 30, 2010 versus $30.4 million for the comparable period of the prior year due to the increased fixed asset base in manufacturing operations, mainly at MFC.

Our principal investing and financing activities during our nine months ended June 30, 2010 were as follows:

•

Net cash used in investing activities was $36.4 million for the nine months ended June 30, 2010. Capital expenditures included cash purchases of $39.1 million of capital equipment and other fixed assets, which were primarily related to the construction of our new facility in Suzhou, China (“MFC3”), and manufacturing capacity expansion at MFC. As of June 30, 2010, we had outstanding purchase commitments totaling $52.6 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was $18.7 million for the nine months ended June 30, 2010 and consisted of repayments of long-term debt of $11.1 million, tax withholdings for net share settlement of equity awards of $1.3 million and repurchases of common stock of $8.3 million, partially offset by proceeds from exercises of stock options and income tax benefits related to stock option exercises of $2.0 million. Our loans payable and borrowings outstanding against credit facilities were zero as of June 30, 2010 and September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. As of June 30, 2010, no amounts were outstanding under our loan agreements with Bank of America, N.A., Shanghai Pudong Development Bank, China Construction Bank or Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $545.2 million, or 97%, of total shipments to these foreign manufacturers during the nine months ended June 30, 2010, were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.82 RMB per U.S. dollar for the nine months ended June 30, 2010. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

For the nine months ended June 30, 2010 and 2009, 67% and 72%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 30% and 24%, respectively, of our net sales were derived from sales to companies that provide products to the consumer electronics industry during those same periods. In general, the wireless and consumer electronics industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2009, 2008 and 2007 approximately 96%, 95% and 93% respectively, of our net sales were to only four customers in the aggregate. Approximately 43%, 45% and 57% of our net sales in each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were to one customer (not the same customer in each of the three years) and approximately 80%, 65% and 82% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 86% of our net sales in the nine months ended June 30, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success or a product failure of a customer’s program upon which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

We will have difficulty selling our products if customers do not design flexible printed circuit products into their product offerings or our customers’ product offerings are not commercially successful.

We sell our flexible printed circuit products directly or indirectly to OEMs, who include our products and component assemblies in their product offerings. We must continue to design our products into our customers’ product offerings in order to remain competitive. However, our OEM customers may decide not to design either our products, or flexible printed circuits, into their product offerings. If an OEM selects one of our competitors to provide a product instead of us or switches to alternative technologies developed or manufactured by one or more of our competitors, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Even if an OEM designs one of our products into its product offering, the product may not be commercially successful or may experience product failures, we may not receive any orders from that manufacturer, the OEM may qualify additional vendors for the product or we could be undercut by a competitor’s pricing. Additionally, if an OEM selects one or more of our competitors, they may rely upon such competitors for the life of specific offering and subsequent generations of similar offerings. Any of these events would result in fewer sales and reduced profits for us, and could adversely affect the accuracy of any forward-looking guidance we may give.

Our customers have in the past and likely will continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales and/or increase our expenses.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. In addition, many of our products are shipped to hubs, and we often have little visibility or control as to when our customers pull the inventory from the hub. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping when our products are shipped to a hub. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including liability and indemnification thresholds and payment terms, among other terms. Changes in contract terms, the extension of payment terms and regular price reductions may result in lower gross margins for us. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products, and our level of automation as compared to our competitors. These trends and factors make it more difficult to compete effectively.

Significant product failures or safety concerns about our or our customers’ products could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our or our customers’ products were to occur or if our, or our customers’, products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly.

Problems with manufacturing yields and/or our inability to ramp up production could impair our ability to meet customer demand for our products.

We could experience low manufacturing yields due to, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, component defects, or the learning curve experienced during the initial and ramp up stages of new product introduction. If we cannot achieve expected yields in the manufacture of our products, this could result in higher operating costs, which could result in higher per unit costs, reduced product availability and may be subject to substantial penalties by our customers. Reduced yields or an inability to successfully ramp up products can significantly harm our gross margins, resulting in lower profitability or even losses. In addition, if we were unable to ramp up our production in order to meet customer demand, whether due to yield or other issues, it would impair our ability to meet customer demand for our products, and our net sales and profitability would be negatively affected.

We must develop and adopt new technology and manufacture new products and product features in order to remain competitive, and we may not be able to do so successfully.

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new products and product features to meet our customers’ needs, including advanced technologies such as rigid flex and high density interconnect. However, any new technology and products adopted or developed by us may not be selected by existing or potential customers. Our customers could decide to switch to alternative technologies or materials, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we choose to focus on new technology or a standard that is ultimately not accepted by the industry and/or does not become the industry standard, we may be unable to sell those products. If we are unable to obtain customer qualifications for new products or product features, cannot qualify our products for high-volume production quantities or do not execute our operational and strategic plans for new products or advanced technologies in a timely manner, our net sales may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, materials, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, certain of our suppliers reduced their capacity in connection with the economic slowdown, and we have experienced shortages in flexible printed circuit materials due to such reduction in capacity. In addition, we have recently experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods. Furthermore, our suppliers could lose their export or import licenses on materials we require, which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the early signs of wage inflation, labor unrest and increased unionization in China. A large number of our employees work in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, our difficulty in recruiting and retaining qualified employees and the labor trends we are noting in China have resulted in an increase in our employee expenses and a continuation of any of these trends could result in even higher costs or production disruptions or delays, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

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

•

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

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

In addition, our activities in China are subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure required governmental approval for our activities or facilities or the government may not apply real property or contract rights in the same manner as one may expect in other jurisdictions. For example, in 2007 we were informed that one of our facilities in China no longer meets the current fire department regulations. If we were required to take immediate corrective action, it could adversely affect our ability to maintain or expand our operations at that facility and/or increase our costs. In addition, certain of our insurance policies may be deemed to be ineffective without a current fire certificate.

We are in the process of increasing our manufacturing capacity, and we may have difficulty managing these changes.

We are engaged in a number of manufacturing expansion projects, including new manufacturing facilities in both Suzhou and Chengdu, China. In addition, we have been engaged in an international restructuring effort to transition various business functions to our offices in Singapore, in order to better align these activities with our international operations and to transition certain production and process research and development to China in continuation of our cost reduction efforts. Although we intend to manage development of these expansion activities and requisite capital expenditures in discrete phases, these efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing expansion and transition projects or otherwise managing any growth in our business that we may experience. Risks associated with managing expansion and growth may include those related to:

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

Complying with environmental laws and regulations or the environmental policies of our customers may increase our costs and reduce our profitability.

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our operations in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

In the event of a violation, we may be required to halt one or more segments of our operations until such violation is cured or we may be fined by a customer. The costs of remedying violations or resolving enforcement actions that might be initiated by governmental authorities could be substantial. Any remediation of environmental contamination would involve substantial expense that could harm our results of operations. In addition, we cannot predict the nature, scope or effect of future regulatory or customer requirements to which our operations may be subject or the manner in which existing or future laws or customer policies will be administered or interpreted. Future regulations may be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations or policies could be significant.

Potential future acquisitions or strategic partnerships could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

As part of our business strategy, we intend to continue to consider acquisitions of, or partnerships with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic partnerships involve numerous risks, including:

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

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or partnerships, we may not achieve the anticipated benefits of any such acquisitions or partnerships, and we may incur costs in excess of what we anticipate.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from July 1, 2009 through June 30, 2010, our common stock traded between $19.81 and $30.56 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	fluctuations in our financial results;

•	announcements of technological innovations or events affecting other companies in our industry;

•	changes in the estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 25.2 million shares of common stock outstanding as of June 30, 2010, approximately 14.8 million of those shares are held by a few investors. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/2010 – 04/30/2010	—	$—	—	1,687,500
05/01/2010 – 05/31/2010	124,632	24.58	124,632	1,562,868
06/01/2010 – 06/30/2010	198,166	26.17	322,798	1,364,702

Total	322,798	$25.64	322,798

(1)

On December 5, 2008, our Board of Directors approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of our common stock on the open market; this amount represented nine percent of our common stock outstanding as of November 30, 2008, as reported on our most recent Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of June 30, 2010, we had repurchased a total of 885,298 shares for a total value of $16.7 million pursuant to 10b5-1 plans.

Item 5.	Other Information

(a) Costs Associated with Exit or Disposal Activities

On June 7, 2010, the Company committed to close its facility in Malaysia in order to move the related functions to China as part of its continuing cost reduction efforts. The Company expects this restructuring to be complete by the end of the first fiscal quarter of 2011, and expects to incur approximately $2.4 million in total restructuring related charges. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1.6 million was recorded during the three months ended June 30, 2010, including $1.1 million of machinery and equipment and $0.5 million of leasehold improvements. Further, in connection with this restructuring, on July 30, 2010 the Company notified 86 employees of their planned termination, which resulted in $0.3 million of charges for severance during the Company’s third fiscal quarter of 2010. The Company anticipates that the planned termination will result in additional charges for severance and other restructuring-related costs of $0.1 million during the Company’s fourth fiscal quarter of 2010 and $0.4 million during the Company’s first fiscal quarter of 2011.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1) (14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1) (14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8) (14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.60(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(16)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(17)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(17)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67*	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68*	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
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

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(17)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 5, 2010	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1) (14)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1) (14)	1994 Stock Plan of the Company, as amended.

10.3(4)(14)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(3)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(5)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(8) (14)	Form of Stock Appreciation Right Agreement.

10.46(8)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(9)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(10)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(11)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.52(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.53(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.54(7)	Comprehensive Credit Line Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.55(7)	Collaboration Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Shanghai Pudong Development Bank Suzhou Branch dated July 31, 2009.

10.56(12)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(13)(14)	Form of Restricted Stock Unit Agreement.

10.58(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.59(6)	Line of Credit Agreement by and between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and Bank of China Co., Ltd., Wuzhong Branch dated January 25, 2010.

10.60(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(15)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(15)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(16)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(17)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(17)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67*	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68*	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s chief financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and chief financial officer.

*	Filed herewith
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

(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(14)	Indicates management contract or compensatory plan.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(17)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.