Form 10-K
period 2010-09-30
MULTI FINELINE ELECTRONIX INC
filed 2010-11-15
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price of the NASDAQ Global Select Market on March 31, 2010) was $269,046,739. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2010 was 23,875,156.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2011 Annual Meeting of Stockholders expected to be held in March 2011.

Multi-Fineline Electronix, Inc.

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to the factors set forth in such Risk Factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Anaheim, California; Suzhou, China; Chengdu, China; Cambridge, England; Pontian, Malaysia; and Singapore, we offer a global service and support base for the design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include feature phones, smart phones, consumer electronic devices, portable bar code scanners, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”), who produce devices such as feature phones and smart phones to electronic manufacturing services (“EMS”) providers, whom typically perform the final assembly of such devices. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers, facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Our growth has been due, in part, to our early supplier involvement allowing our engineers to gain an understanding of the application and use of the customers’ circuits. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Vertically integrated flex circuit manufacturing, assembly, and tooling operations have allowed us to offer superior lead time support to facilitate customer requirements. We believe the early involvement and knowledge of the specific customer flexible assemblies and designs of these assemblies allows us to ramp production at a quicker pace than many of our competitors. The speed and certainty of the production ramp is critical to our customers who view time to market as a key success factor.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: two located in the Peoples’ Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was recently merged and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”); except where it is made clear that the term means only the parent company.

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

To address this need, companies such as MFLEX began to design flexible printed circuits and flexible printed circuits containing components, or component assemblies, to serve as electrical interconnections. These flexible printed circuits can twist, bend and flex in a device while connecting the components of the device. In addition to these functionality advantages, flexible printed circuits and component assemblies enable OEMs and EMS providers to design and construct modular components that can be incorporated into the final product, which in turn reduce the complexity of the assembly of the final product, reduce the manufacturing costs and facilitate user interfacing with the electronic device. As a result, manufacturers can reduce the number of assembly operations required for a product and improve the efficiency of their supply chains.

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

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe our competitive strengths, which differentiate us from other traditional contract manufacturers or others that might compete with us, include:

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

•

Our Manufacturing Capabilities. Our U.S. operations primarily provide research and development, and design and application engineering. We maintain manufacturing facilities in China. Our China operations are organized to concentrate on ramping up production of new products from prototype stage to high volume, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient environment. We are also continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to the market and lower the overall costs of our products. We expanded our manufacturing facilities and capital equipment at our manufacturing facility in China, (formerly “MFC2”), in October 2006 and further expanded our assembly operations to satellite facilities during fiscal 2009 and 2008 which increased our manufacturing capacities substantially in China, and enabled us to take on additional high-volume manufacturing programs. We are also currently in the process of completing construction on a new flexible printed circuit manufacturing facility in Suzhou, China (“MFC3”), and have begun construction in Chengdu, China (“MFLEX Chengdu”) for a flexible printed circuit assembly facility. While we believe our Chinese manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including, among others, those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Business Strategy

Our objective is to continue to expand our product offering to become a global provider of electronic products packaging technology and manufacturing by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies as the essential ingredients. To achieve our objective, we intend to continue our pursuit of the following strategies:

•

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing. In addition, we intend to continue to leverage our value-added services, which include design and application engineering and turnkey component assembly, to help solve our customers’ product design challenges and to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By focusing on customers’ product applications and providing them with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that contributes to the growth of our market share by eliminating the need of our customers to negotiate with multiple vendors and therefore reduce the time-to-market for their products.

•

Support the Development of Applications for Flexible Printed Circuit Technology in New Markets. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend towards miniaturization has and will continue to drive the growth of flexible printed circuits in many industries that we currently do not serve. To address these new market opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry, where size, shape and weight are primary drivers of product development.

•

Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets, penetrating new markets and partnering with customers in the early stage design of their products, we strive to both continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture market share in the sectors we serve and attract companies from other markets of the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•

Diversify Our End Customers. We primarily serve the wireless and consumer electronics markets. We plan to continue to leverage our internal sales force comprised of design and application engineers with our existing outside non-exclusive sales representatives to pursue new customers in the wireless sector, as well as in other sectors of the electronics industry where functionality and packaging size dictate the need for flexible printed circuits and component assemblies.

•

Increase Manufacturing Capacity and Capabilities. We continue to improve our manufacturing capabilities and cost reduction efforts by transitioning our Anaheim, California facilities to a research and development center. This transition allowed us to concentrate on expanding our engineering capabilities and manufacturing facilities in Asia, while enhancing capabilities and innovation at our Anaheim facility. In addition, two of our manufacturing facilities in China have been specifically designed and equipped for complex programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. This capability allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

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

Flexible Printed Circuits. Flexible printed circuits, which consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We produce a wide range of flexible printed circuits, including single-sided, double-sided multi-layer (with and without gaps between layers) and rigid-flex. Single-sided flexible printed circuits, which have an etched conductive pattern on one side of the substrate, are normally less costly and more flexible than double-sided flexible printed circuits because their construction consists of a single patterned conductor layer. Double-sided flexible printed circuits, which have conductive patterns or materials on both sides of the substrate that are interconnected by a drilled and copper-plated hole, can provide either more functionality than a single-sided flexible printed circuit by containing conductive patterns on both sides, or greater shielding of components against electromagnetic interference than a single-sided flexible printed circuit by covering one side of the circuit with a shielding material rather than a circuit pattern. Multi-layer and rigid-flex printed circuits, which consist of layers of circuitry that are stacked and then laminated, are used where the complexity of the design demands multiple layers of flexible printed circuitry. If some of the layers of circuitry are rigid printed circuit material, the product is known as a rigid-flex printed circuit. Gapped flexible printed circuits, which consist of layers of circuitry that are stacked and separated in some parts of the circuit, and laminated in other parts of the circuit, are used where the complexity of the design demands multiple layers of flexible printed circuitry but the flexibility of a single-sided flexible printed circuit in some parts of the circuit.

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

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include feature phones and smart phones, portable consumer electronic devices, portable bar code scanners, computer/data storage and medical devices. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which frequently results in the customer placing our product designs on the customers’ design specifications and can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers to purchase our products to be incorporated into the OEM’s product. Some examples of EMS providers we sell to include Foxconn and Flextronics. Our relationships with EMS providers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2010, approximately 98% of our net sales were to four customers in the aggregate. In addition, approximately 43%, 43% and 45% of our net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were to one customer (not the same customer in each of the three years), and approximately 85%, 80% and 65% of our net sales were to two of our customers in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

Our facilities in the United States and Asia enable us to manufacture products for shipment anywhere in the world. For the fiscal year ended September 30, 2010, we derived 2% of our net sales from shipments into the United States and 98% of our net sales from shipments outside the United States. For both the fiscal years ended September 30, 2009 and 2008, we derived 9% of our net sales from shipments into the United States and 91% of our net sales from shipments outside the United States.

For the fiscal year ended September 30, 2010, 20% of our net sales were shipped to Hong Kong, 38% of our net sales were shipped to China, 1% of our net sales were shipped to Singapore and Malaysia, 6% of our net sales were shipped to Europe and 30% of our net sales were shipped to North America (including Canada and Mexico). For the fiscal year ended September 30, 2009, 14% of our net sales were shipped to Hong Kong, 42% of our net sales were shipped to China, 3% of our net sales were shipped to Singapore and Malaysia, 11% of our net sales were shipped to Europe and 30% of our net sales were shipped to North America (including Canada and Mexico). For the fiscal year ended September 30, 2008, 22% of our net sales were shipped to Hong Kong, 26% of our net sales were shipped to China, 28% of our net sales were shipped to Malaysia and 14% of our net sales were shipped to North America (including Canada and Mexico).

Sales and Marketing

We sell our products primarily through our global sales and program management organizations who meet regularly with our customers and potential customers to assist in developing and integrating enabling technologies that add the highest value by providing electronic packaging solutions, which allow customer differentiation and market advantage. By utilizing market and product teams in each sector of the electronics industry that we target, we have successfully expanded our market penetration by leveraging our design and application engineers within each of these teams.

We then design and manufacture our products to agreed-upon customer specifications. As of September 30, 2010, we engaged the services of non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the United States, Korea and China. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2010, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $259.5 million. We expect to ship this entire backlog during fiscal year 2011. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2009 and 2008, our backlog was $274.5 million and $159.5 million, respectively.

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

Design Technology. The flexible printed circuits we manufacture are designed specifically for each application, frequently requiring significant joint design activities with the customer at the start of a project. We have developed design methodologies that solve difficult interconnection problems and save our customers time and money. We design and mass produce flexible printed circuits that range from single-sided circuits to more complex double-sided and multi-layer (with and without gaps between layers). We continually are investing in and improving our computer-based design tools to more quickly design new flexible printed circuits, enhance cooperative design and communication with our customers and more closely integrate design and application engineering to our prototyping and manufacturing process.

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

Component Assembly and Test Technology. Our component assembly and test technology involve the arrangement of the circuits on a panel to minimize material waste and facilitate requirements for component assembly, such as placing tooling holes, optical locators for vision-based machines, test points and pre-cut zones to allow part removal without compromising the integrity of the components. We assemble passive electrical and various mechanical components, including capacitors, resistors, integrated circuits, connectors, diodes and other devices to flexible printed circuits. We also perform advanced assembly of integrated circuit devices, as well as the functional testing of these flexible printed circuit component assemblies. Assembling these components directly onto the flexible printed circuit increases performance and reduces space, weight and cost.

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

Suppliers

We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources, including E.I. DuPont de Nemours & Co., Mitsui Plastics, Arisawa Manufacturing Co., Ltd, Murata Electronics Trading and from two of our OEM customers, Sony Ericsson and Motorola. For components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

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

Employees

As of September 30, 2010, we employed approximately 11,800 full-time employees and 5,300 contract employees. This includes approximately 100 full-time employees in the United States, approximately 11,600 full-time employees and 5,300 contract employees in China, and approximately 100 full-time employees in other locations.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

We are in the process of establishing a trade union at MFC, which we expect will be established during fiscal year 2011. After establishment of the trade union, we expect to enter into a collective labor contract with the union employees by the end of fiscal year 2012.

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

We believe we have been operating our facilities in substantial compliance in all material respects with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures in the fiscal year 2011.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2010:

Name	Age	Position(s)
Reza Meshgin	47	President and Chief Executive Officer
Thomas Liguori	52	Executive Vice President and Chief Financial Officer
Thomas Lee	51	Executive Vice President of Operations
Christine Besnard	40	Vice President, General Counsel and Secretary

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for Aurora Optical, MFCI, MFLEX Singapore, MFM and MFE, (b) director for MFC and MFLEX Chengdu, (c) chief executive officer and president at Aurora Optical, MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, and MFM and (d) executive chairman at MFE.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company and was the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM and MFE, (b) chief financial officer at Aurora Optical, MFCI, MFLEX Singapore, MFM and MFE and (c) legal representative for MFLEX Singapore in China for our two Chinese subsidiaries.

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

Christine Besnard joined us as General Counsel in August 2004, assumed the role of Secretary in March 2005 and was named Vice President in March 2006. Prior to joining us, Ms. Besnard was senior corporate counsel at Sage Software, Inc., from August 2000 to July 2004, and a corporate securities associate at Pillsbury, Madison & Sutro LLP. Ms. Besnard holds a bachelor’s degree in political science from San Diego State University and a juris doctor from the University of Southern California Law Center. She was admitted to the California State Bar in 1997. Ms. Besnard holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFC, MFLEX Chengdu, MFM and MFE and (b) secretary at Aurora Optical and MFCI.

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

For the fiscal years ended September 30, 2010, 2009 and 2008, approximately 73%, 72% and 91%, respectively, of our net sales were derived from sales to companies that provide products or services to the wireless industry, including wireless handsets, and approximately 24%, 25% and 4%, respectively, of our net sales were derived from sales to companies that provide products to the consumer electronics industry during those same periods. In general, the wireless and consumer electronics industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and both industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2010, 2009 and 2008 approximately 98%, 96% and 95% respectively, of our net sales were to only four customers in the aggregate. Approximately 43%, 43% and 45% of our net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were to one customer (not the same customer in each of the three years) and approximately 85%, 80% and 65% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 85% of our net sales in the fiscal year ended September 30, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

We will have difficulty selling our products if customers do not design flexible printed circuit products into their product offerings or our customers’ product offerings are not commercially successful.

We sell our flexible printed circuit products directly or indirectly to OEMs, who include our products and component assemblies in their product offerings. We must continue to design our products into our customers’ product offerings in order to remain competitive. However, our OEM customers may decide not to design flexible printed circuits into their product offerings (or may reduce the amount of flex in a product offering), or may procure flexible printed circuits from one of our competitors. If an OEM selects one of our competitors to provide a product instead of us or switches to alternative technologies developed or manufactured by one or more of our competitors, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Even if an OEM designs one of our products into its product offering, the product may not be commercially successful or may experience product failures, we may not receive any orders from that manufacturer, the OEM may qualify additional vendors for the product or we could be undercut by a competitor’s pricing. Additionally, if an OEM selects one or more of our competitors, they may rely upon such competitors for the life of specific offering and subsequent generations of similar offerings. Any of these events would result in fewer sales and reduced profits for us, and could adversely affect the accuracy of any forward-looking guidance we may give.

Our customers have in the past and likely will continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales and/or increase our expenses.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping when our products are shipped to a hub. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain products we produce in order to gain additional orders on a particular program. A typical life cycle for one of our products has our selling price decrease as the program matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability.

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

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new products and product features to meet our customers’ needs, including advanced technologies such as high density interconnect. However, any new technology and products adopted or developed by us may not be selected by existing or potential customers. Our customers could decide to switch to alternative technologies or materials, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we choose to focus on new technology or a standard that is ultimately not accepted by the industry and/or does not become the industry standard, we may be unable to sell those products. If we are unable to obtain customer qualifications for new products or product features, cannot qualify our products for high-volume production quantities or do not execute our operational and strategic plans for new products or advanced technologies in a timely manner, our net sales may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, materials, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the early signs of wage inflation, labor unrest and increased unionization in China and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and the formation of labor unions, at our China facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, our difficulty in recruiting and retaining qualified employees and the labor trends we are noting in China have resulted in an increase in our employee expenses and a continuation of any of these trends could result in even higher costs or production disruptions or delays, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have recently experienced a lack of sufficient electricity supply in China and expect that we may continue to experience insufficient power supplies in the future. Although we have purchased several generators, such generators may not produce sufficient electricity supply in the event of a disruption in power. In addition, China has recently instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 97% of the total shipments made to foreign manufacturers during the fiscal year 2010. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

In addition, our activities in China are subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure required governmental approval for our activities or facilities or the government may not apply real property or contract rights in the same manner as one may expect in other jurisdictions. For example, in 2007 we were informed that one of our facilities in China no longer meets the current fire department regulations. If we were required to take corrective action, it could adversely affect our ability to maintain or expand our operations at that facility and/or increase our costs. In addition, certain of our insurance policies may be deemed to be ineffective without a current fire certificate.

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

Our management team may have difficulty managing our manufacturing expansion and transition projects or otherwise managing any growth in our business that we may experience. Risks associated with managing expansion and growth may include those related to:

•	managing multiple, concurrent major manufacturing expansion projects;

•	hiring and retaining employees, particularly in China;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;

•	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;

•	managing increased employment costs and scrap rates often associated with periods of growth;

•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;

•	construction delays, equipment delays or shortages, labor shortages and disputes and production start- up problems;

•	cost overruns and charges related to our expansion activities; and

•	managing expanding operations in multiple locations and multiple time zones.

Our management team may not be effective in expanding our manufacturing facilities and operations, and our systems, procedures and controls may not be adequate to support such expansion. Any inability to manage our growth may harm our profitability and growth.

If we encounter problems during the expansion of our operation management and information systems, we could experience a disruption of our operations and unanticipated increases in our costs.

We are in the process of expanding our information systems for certain of our China facilities. Any problems encountered in the expansion of these systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

WBL Corporation Limited beneficially owns approximately 62% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 62% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We currently enjoy tax incentives for our facility in Singapore and, in the recent past, we enjoyed tax holidays for certain of our facilities in China. However, any tax holiday we may have received could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Furthermore, our taxes could increase if incentives are not renewed upon expiration, or if tax rates applicable to us are otherwise increased. For example, in March 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, this law cancelled certain income tax incentives and increased the standard withholding rate on earnings distributions. The effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. In addition, from time to time we may be subject to various types of tax audits and in light of recent proposed tax law changes in the United States, it is possible our tax rates in future periods may increase. From time to time we may be subject to various types of tax audits. In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, in February 2010, the United States Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2011 Budget Proposals” that contain a high-level outline of proposed modifications to international tax laws for fiscal year 2011. If any of these, or similar proposals, are constituted into legislation in the current or future years, we could be subject to a negative impact on our statements of financial position and results of operations.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from October 1, 2009 through September 30, 2010, our common stock price closed between $19.70 and $29.25 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	fluctuations in our financial results;

•	announcements of technological innovations or events affecting companies in our industry;

•	changes in the estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 23.9 million shares of common stock outstanding as of September 30, 2010, approximately 14.8 million of those shares are held by a few investors. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Our corporate headquarters are located in Anaheim, California and we have manufacturing facilities located in Suzhou, China and Chengdu, China (currently under construction). In addition, we have a regional office in Singapore and a research and development facility in Cambridge, United Kingdom. We also own a facility located in Tucson, Arizona related to Aurora Optical, which is classified in assets held for sale on our Balance Sheet. The following is a summary of our properties:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, research and development	Anaheim, California	Owned—105,000 Leased—19,001*	N/A “Month to Month” to August 2011

Aurora Optical, Inc.—Held for sale	Tucson, Arizona	Owned—47,000	N/A

MFLEX UK Limited—Engineering and research and development of segmented electroluminescent printed displays and SmartInk® and MorphPad® technologies	Cambridge, United Kingdom	Leased—8,075	April 2013

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Dongwu Road)	Suzhou, China	Land use rights— 111,038	2043**
		Leased—267,241***	“Month to Month” to June 2011

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Nanhu Road)	Suzhou, China	Land use rights— 485,000	2052**
		Leased—281,428	November 2010 to May 2011

MFLEX Suzhou Co., Ltd.—Circuit fabrication (Shanfeng Road)	Suzhou, China	Land use rights— 617,000	2058**

MFLEX Chengdu Co., Ltd.—Assembly (under construction)	Chengdu, China	Land use rights— 258,000	2059**

Multi-Fineline Electronix Singapore Pte. Ltd.—Regional office	Singapore	Leased—3,300	February 2011

Multi-Fineline Electronix Malaysia Sdn. Bhd.—Formerly Engineering and assembly	Pontian, Malaysia	Leased—117,842***	February 2011

*	We have four leases relating to this space, which range in remaining terms from “Month to Month” to approximately one year and range in size from approximately 4,300 square feet to approximately 5,900 square feet.

**	We have several parcels that have land use rights expiring in 2043 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

***	Some or all of the referenced square footage is leased from a subsidiary of WBL.

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

Market for Common Stock

Our common stock, par value $0.0001 is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$29.25	$24.93	$14.46	$7.48
Second Quarter	$29.02	$20.83	$20.38	$12.24
Third Quarter	$27.64	$23.18	$22.60	$17.60
Fourth Quarter	$26.63	$19.70	$30.56	$19.81

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/2010 – 07/31/2010	318,870	$24.76	318,870	1,045,832
08/01/2010 – 08/31/2010	421,562	23.89	740,432	624,270
09/01/2010 – 09/30/2010	581,447	21.99	1,321,879	42,823

Total	1,321,879	$23.29	1,321,879

(1)

On December 5, 2008, our Board of Directors approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of our common stock on the open market; this amount represented nine percent of our common stock outstanding as of November 30, 2008, as reported on our Form 10-K filed with the SEC on December 9, 2008. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of September 30, 2010, under such share repurchase program we had repurchased a total of 2,207,177 shares for a total value of $47.5 million pursuant to 10b5-1 plans.

Holders of Record

Stockholders of record on September 30, 2010 totaled approximately 34. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2005 in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2010, 2009 and 2008 and selected consolidated balance sheet data as of September 30, 2010 and 2009 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2007 and 2006 and selected consolidated balance sheet data as of September 30, 2008, 2007 and 2006 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except shares, per share data and ratios)
Consolidated Statement of Income Data:
Net sales	$791,339	$764,432	$728,805	$508,147	$504,204
Cost of sales	678,294	653,568	611,517	461,376	413,156

Gross profit	113,045	110,864	117,288	46,771	91,048
Operating expenses
Research and development	14,455	5,505	2,470	2,499	2,035
Sales and marketing	24,086	22,146	17,957	12,544	9,233
General and administrative	21,625	25,486	30,518	24,216	22,231
Impairment and restructuring	11,376	328	2,180	—	—
Terminated acquisition expenses	—	—	—	7,821	—

Total operating expenses	71,542	53,465	53,125	47,080	33,499

Operating income (loss)	41,503	57,399	64,163	(309)	57,549
Other income (expense), net
Interest (expense) income, net	(247)	(1)	1,581	1,229	1,257
Other income (expense), net	472	(1,358)	(2,742)	200	(229)

Income before income taxes	41,728	56,040	63,002	1,120	58,577
(Provision for) benefit from income taxes	(11,953)	(9,972)	(22,523)	1,918	(18,220)

Net income	$29,775	$46,068	$40,479	$3,038	$40,357

Net income per share:
Basic	$1.18	$1.84	$1.63	$0.12	$1.66

Diluted	$1.16	$1.81	$1.59	$0.12	$1.59

Shares used in calculating net income per share:
Basic	25,203,445	25,026,039	24,828,732	24,520,040	24,353,854
Diluted	25,607,249	25,453,390	25,433,676	25,164,401	25,315,548
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,875	$139,721	$62,090	$27,955	$24,460
Working capital	$166,021	$202,036	$133,900	$107,481	$129,444
Total assets	$562,321	$525,930	$487,610	$377,287	$327,045
Current ratio	1.9	2.4	1.8	1.8	2.5
Long-term debt	$—	$10,852	$—	$—	$—
Stockholders’ equity	$361,532	$358,988	$310,318	$250,006	$238,365

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include feature phones, smart phones, consumer electronic devices, portable bar code scanners, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”), who produce devices such as feature phones and smart phones and to electronic manufacturing services (“EMS”) providers, whom typically perform the final assembly of such devices. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics and the speed to market. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and serves to help differentiate us from other traditional contract manufacturers, however, it may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. Our Chinese subsidiary provides a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity. In fiscal 2008, we leased a manufacturing facility in Pontian, Malaysia for flexible printed circuit manufacturing and assembly capacity. In addition, in fiscal 2008, we leased office space in Singapore for our Asia Pacific regional office. We are also currently in the process of completing construction on our third manufacturing facility in China, MFC3, and have begun construction at MFLEX Chengdu for a flexible printed circuit assembly facility.

Net Sales

We design and manufacture our products to customer specifications. As of September 30, 2010, we engaged the services of certain non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the United States, Korea, and China. The variety of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California facility, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

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

Impairment and Restructuring

Asset impairment is the difference between the fair market value, based on the estimated future cash flows of the underlying assets, and the carrying value, or net book value, of the assets. Impairment occurs when the carrying value exceeds the fair market value of the underlying assets. Restructuring expense represents severance, relocation, and other costs related to the closure or disposal of a business unit or location.

Interest Income

Interest income consists of interest income earned on cash, cash equivalents balances and short-term investments.

Interest Expense

Interest expense consists of interest expense incurred on our long-term debt, unused line fees on our revolving facilities and interest related to our deferred financing costs.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the gain or loss on our previously held auction rate securities investments and the gain or loss on foreign currency exchange.

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

•

Warranty Reserves. Our warranty periods range up to thirty-six months, depending on the related product. We provide a warranty reserve for estimated product warranty costs at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

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

In conjunction with the planned closure of our facility in Malaysia, one of our facilities in Anaheim and Aurora Optical, we estimated the restructuring costs that would result from the closures. Those costs include, but are not limited to, (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, (b) costs to terminate a contract that is not a capital lease, and (c) costs to consolidate facilities or relocate employees. Based on our analysis and review of the relevant FASB authoritative guidance, we recorded a pre-tax restructuring charge composed of severance, relocation, and other costs related to the closure of our facility in Malaysia, one of our facilities in Anaheim and Aurora Optical, as well as severance costs as a result of a reduction in force at our facility in the United Kingdom.

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

Results of Operations

The following table sets forth our Statement of Income data, expressed as a percentage of net sales for the periods indicated.

	Fiscal Years Ended September 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.7	85.5	83.9

Gross profit	14.3	14.5	16.1
Research and development	1.8	0.7	0.3
Sales and marketing	3.0	2.9	2.5
General and administrative	2.7	3.3	4.2
Impairment and restructuring	1.5	0.1	0.3

Operating income	5.3	7.5	8.8
Interest income, net	0.0	0.0	0.2
Other income (expense), net	0.0	(0.2)	(0.4)

Income before income taxes	5.3	7.3	8.6
Provision for income taxes	(1.5)	(1.3)	(3.0)

Net income	3.8%	6.0%	5.6%

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Sales. Net sales increased $26.9 million to $791.3 million in fiscal 2010 versus $764.4 million in fiscal 2009. Of our four major customers in fiscal 2010, we noted increases in net sales to one major customer, with an offsetting decrease in sales to another major customer. However, we also added a new customer which contributed to an increase in sales in fiscal 2010. Unit volume shipments increased in fiscal 2010. In general, there was increased pricing pressure from customers, as well as a lower dollar value of flex assemblies in one high volume program.

Net sales into the consumer electronics sector were $191.9 million in fiscal 2010 versus $190.0 million in fiscal 2009. Shipments into the consumer electronics sector accounted for approximately 24% and 25% of total net sales for the fiscal years ended September 30, 2010 and 2009, respectively.

Net sales into the wireless sector, which includes wireless handsets, increased to $578.1 million in fiscal 2010, from $547.9 million in fiscal 2009. The increase of $30.2 million, or 5.5%, versus fiscal 2009 was primarily due to the aforementioned addition of a new major customer. In fiscal 2010 and 2009, the wireless sector was comprised of both smart phones and feature phones, which accounted for approximately 97% and 3%, and 77% and 23% of total sales into the wireless sector, respectively. Sales into the wireless sector comprised approximately 73% and 72% of total net sales for fiscal 2010 and 2009, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.7% for fiscal 2010 versus 85.5% for fiscal 2009. The increase in cost of sales as a percentage of net sales of 0.2% was primarily attributable to the increase of material content from new programs in the current fiscal year of approximately 190 basis points, which was largely eliminated by improved labor and overhead efficiencies. Gross profit increased to $113.0 million in the fiscal year ended September 30, 2010 versus $110.9 million in the prior year, or 1.9%. As a percentage of net sales, gross profit decreased to 14.3% for fiscal year 2010 from 14.5% in the prior fiscal year. We expect quarterly gross margins to be in the 13% to 15% range in the first quarter of fiscal 2011 based on projected product mix, sales volume and leveraging of manufacturing costs and the impact of higher costs due to China currency appreciation, higher labor costs in China, and the additional overhead from MFC3 while the facility is in a ramp-up mode.

Research and Development. Research and development expense increased to $14.5 million in fiscal 2010, from $5.5 million in the comparable period of the prior year, an increase of 163.6%. The increase was primarily due to an increase in emphasis on expanding our research and development activities at our facilities in Anaheim, CA and in the United Kingdom. We are investing in research and development related to products and technology in new markets we plan to enter in the future, as well as an increasing efforts to extend our printed keypad technology development in the United Kingdom to be integrated into our core flexible printed circuit business. We believe this potential development could significantly improve the process used to manufacture flexible printed circuits in the future. Toward the end of fiscal 2010, we realigned our global research and development activities in Anaheim, CA and the United Kingdom by transitioning to lower cost China. As a result, we anticipate research and development expenses to decrease in fiscal 2011.

Sales and Marketing. Sales and marketing expense increased by $2.0 million to $24.1 million in fiscal 2010, from $22.1 million in fiscal 2009, an increase of 9.0%. The increase is primarily attributable to a compensation and benefits expense increase of $1.1 million as a result of headcount growth to expand our customer base and geographic coverage and an increase of $0.9 million related to higher sales support costs. As a percentage of net sales, sales and marketing expense increased to 3.0% versus 2.9% in the prior fiscal year.

General and Administrative. General and administrative expense decreased by $3.9 million to $21.6 million in fiscal 2010, from $25.5 million in fiscal 2009, a decrease of 15.3%. The decrease was primarily attributable to reductions in our audit and professional fees, and to a lesser extent, travel and communications expenses in fiscal 2010. As a percentage of net sales, general and administrative expense decreased to 2.7% of net sales in fiscal 2010 from 3.3% in fiscal 2009, attributable to the favorable leveraging impact on our operating expenses from the increased net sales. We expect general and administrative expense, as a percentage of net sales, to remain relatively flat during the upcoming fiscal year.

Impairment and Restructuring. During fiscal 2010, we recorded a net restructuring charge of $11.4 million, primarily to consolidate our global operations and to improve our cost structure. The $11.4 million consisted of $2.6 million attributable to asset impairments and one-time termination benefits charges relating to our plan to close our facility in Malaysia in order to move the related functions to China as part of our continuing cost reduction efforts, $3.9 million attributable to asset impairments, one-time termination benefits and other restructuring charges relating to our plan to close one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia, and $0.6 million consisting of one-time termination benefits and other restructuring-related charges as a result of our decision to align our United Kingdom research and development efforts with those in Anaheim and China, as well as to reduce costs.

In the fourth quarter of fiscal 2010, we conducted a review of our United Kingdom operations (“MFE”) due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, we determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, an impairment test was performed to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. As a result of the impairment test, we recorded a non-cash charge of $4.3 million to fully impair our intangible assets as of September 30, 2010. Impairment and restructuring costs increased $11.1 million when compared to fiscal 2009, however, we anticipate that our restructuring plan covering the above elements will result in an estimated $12.0 million in annual cost savings beginning in fiscal 2011 on a pre-tax basis.

Interest Income (Expense), Net. Interest income (expense), net increased to a net expense of $0.2 million in fiscal 2010 from $0.0 million in fiscal 2009. The increase is primarily attributable to a decrease in interest income as a result of the decrease in our cash balance as well as lower average interest rates throughout the fiscal year. Interest expense remained flat in fiscal 2010 when compared to fiscal 2009.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.5 million in fiscal 2010, from expense of $1.4 million in fiscal 2009. The increased income and reduced expense was primarily attributable to a decrease in net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies. In addition, other expense in fiscal 2009 included $1.1 million of impairment associated with the decline in value of our auction rate securities which were sold at par value during fiscal 2010.

Income Taxes. The effective tax rate for fiscal 2010 was 28.6% versus 17.8% for fiscal 2009. The increase was primarily due to the establishment of valuation allowances on net operating losses related to our Malaysia and United Kingdom operations as a result of plans to restructure the entities. In addition, the lower effective tax rate in the prior fiscal year was mainly due to a discrete tax benefits of $3.4 million which resulted from the expiration of a statute of limitation related to an international tax position and $1.1 million due to re-measurement of a liability associated with an international tax position. We also recognized a discrete tax expense during fiscal 2009 of $1.2 million due to a change in tax regulations enacted and effective during 2009. Future tax rates are uncertain and could vary if current tax regulations, particularly those in the U.S., are changed.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

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

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.5% for fiscal 2009 versus 83.9% for fiscal 2008. The increase in cost of sales as a percentage of net sales of 1.6% was primarily attributable to the increase of average material content from new programs in the current fiscal year, partially offset by cost reductions from improved manufacturing yields resulting from operational improvement initiatives. As a result, gross profit decreased to $110.9 million in the fiscal year ended September 30, 2009 versus $117.3 million in the prior year, or 5.5%. As a percentage of net sales, gross profit decreased to 14.5% for fiscal year 2009 from 16.1% in the prior fiscal year.

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

Sales and Marketing. Sales and marketing expense increased by $4.1 million to $22.1 million in fiscal 2009, from $18.0 million in fiscal 2008, an increase of 22.8%. The increase is primarily attributable to a compensation and benefits expense increase of $2.9 million as a result of headcount growth to expand our customer base and geographic coverage, $1.0 million for information technology and human resource support expenses to support expanded infrastructure, $0.6 million related to travel expenses, and a net increase of $0.8 million from other sales and marketing expenses. These increases were partially offset by reduced commissions expenses of $1.2 million due to a change in customer mix and a new negotiated sales commission structure. As a percentage of net sales, sales and marketing expense increased to 2.9% versus 2.5% in the prior year.

General and Administrative. General and administrative expense decreased by $5.0 million to $25.5 million in fiscal 2009, from $30.5 million in fiscal 2008, a decrease of 16.4%. The decrease was primarily attributable to a decrease of $4.7 million for information technology and human resource expenses, as activities were shifted to support expanded manufacturing operations and infrastructure growth coupled with a net decrease of other general and administrative expenses of $0.9 million. These decreases were partially offset by an increase in hardware purchases and software amortization expense of $0.6 million mainly to support our expanding infrastructure in fiscal 2009. As a percentage of net sales, general and administrative expense decreased to 3.3% of net sales in fiscal 2009 from 4.2% in fiscal 2008, attributable to the favorable leveraging impact on our operating expenses from the increased net sales.

Impairment and Restructuring. During fiscal 2009, we recorded a net restructuring charge of $0.3 million which consisted of $0.5 million related to the restructuring of our wholly owned subsidiary, Aurora Optical, in Tucson, Arizona, offset by a gain of $0.2 million related to the sale of equipment. Impairment and restructuring costs decreased $1.9 million, or 86.4%, when compared to fiscal 2008.

Interest Income (Expense), Net. Interest income (expense), net decreased to income of $0.8 million in fiscal 2009 from income of $1.7 million in fiscal 2008. The decrease is primarily attributable to a significant decline in interest rates. Interest expense increased to $0.8 million in fiscal 2009, from $0.1 million in fiscal 2008. The increase in interest expense is primarily related to interest accrued against the notes payable issued as part of our acquisition of MFE and unused line fees on our bank loan facilities.

Other Income (Expense), Net. Other income (expense), net decreased to an expense of $1.4 million in fiscal 2009, from an expense of $2.7 million in fiscal 2008. The reduced expense was primarily attributable to a decrease in net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies. In addition, other expense includes $1.1 million of impairment associated with the decline in value of our auction rate securities during fiscal 2009.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and our ability to borrow under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, stock repurchases and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable, which could affect our ability to generate cash. Worldwide economic conditions have been weak and may be further deteriorating. Continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect the prices at which we could make any such sales, which could also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Fiscal Years Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$66,872	$113,137	$82,339
Net cash used in investing activities	$(59,134)	$(31,794)	$(52,728)
Net cash (used in) provided by financing activities	$(48,526)	$(3,688)	$3,805
Cash and cash equivalents at year end	$99,875	$139,721	$62,090
Days sales outstanding	63.4	68.7	70.8
Inventory turnover	10.7	11.9	12.0

Net cash generated from operations during fiscal 2010 was $66.9 million. During fiscal 2010, net income adjusted for depreciation and amortization, asset impairments, gain on equipment disposal, stock-based compensation expense and related tax benefit, deferred taxes, and provision for doubtful accounts, generated $92.7 million of operating cash. This amount was partially offset by cash used in working capital of $25.8 million.

Changes in the principal components of operating cash flows in our 2010 fiscal year were as follows:

•

Our net accounts receivable increased to $149.5 million at September 30, 2010 from $129.3 million for the prior fiscal year, or 15.6%. The increase in outstanding accounts receivable is mainly attributable to increases in customer shipments during the fourth fiscal quarter of 2010. Our net inventory balances increased to $76.9 million at September 30, 2010 from $50.3 million for the prior fiscal year, an increase of 52.9%. Inventory increased primarily as a result of increased customer hub inventory activities. Our accounts payable increased to $156.9 million at September 30, 2010 from $122.5 million in the prior fiscal year, an increase of 28.1%, as a result of increased business volumes as well as lengthened payment terms with our suppliers.

•

Depreciation and amortization expense was $44.5 million for fiscal 2010 versus $40.8 million in the prior fiscal year due to the increased fixed asset base, mainly at our manufacturing facilities in China.

Our principal investing and financing activities in our 2010 fiscal year were as follows:

•

Net cash used in investing activities was $59.1 million for fiscal 2010. Capital expenditures included cash purchases of $59.9 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. As of September 30, 2010, we had outstanding purchase commitments totaling $38.1 million.

•

Net cash used in financing activities was $48.5 million for fiscal 2010 and consisted of repurchases of common stock of $39.1 million, $1.3 million of cash used to net share settle equity awards and repayments on our long-term debt of $11.1 million, partially offset by cash generated of $1.1 million of income tax benefit related to the exercise of stock options and $1.9 million of proceeds from the exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2010 and 2009.

Net cash generated from operations during fiscal 2009 was $113.1 million. During fiscal 2009, net income adjusted for depreciation and amortization, asset impairments, gain on equipment disposal, stock-based compensation expense and related tax benefit, deferred taxes, and provision for doubtful accounts, generated $50.6 million of operating cash. This amount was partially offset by cash used in working capital of $16.4 million.

Changes in the principal components of operating cash flows in our 2009 fiscal year were as follows:

•

Our net accounts receivable decreased to $129.3 million at September 30, 2009 from $162.4 million for the prior fiscal year, or 20.4%. The decrease in outstanding accounts receivable is attributable to a decrease in day’s sales outstanding due to improved customer payment terms and collections. Our net inventory balances decreased to $50.3 million at September 30, 2009 from $59.8 million for the prior fiscal year, a decrease of 15.9%. Inventory decreased as a result of activities in our manufacturing operations to reduce cycle times and the implementation of just in time supplier inventory stocking initiatives, partially offset by increased inventory purchased at year end in support of higher anticipated business volumes. Our accounts payable decreased to $122.5 million at September 30, 2009 from $128.6 million in the prior fiscal year, a decrease of 4.7%, as a result of the just in time purchases previously mentioned.

•

Depreciation and amortization expense was $40.8 million for fiscal 2009 versus $31.2 million in the prior fiscal year due to the increased fixed asset base, mainly at our manufacturing facilities in China.

Our principal investing and financing activities in our 2009 fiscal year were as follows:

•

Net cash used in investing activities was $31.8 million for fiscal 2009. Capital expenditures included cash purchases of $32.0 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. As of September 30, 2009, we had outstanding purchase commitments totaling $49.5 million.

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

Net cash generated from operations during fiscal 2008 was $82.3 million. During fiscal 2008, net income of adjusted for depreciation and amortization, provision for doubtful accounts, deferred taxes, asset impairment and restructuring costs, impairment of long term investments, loss on equipment disposal and stock-based compensation expense generated $75.3 million of operating cash. In addition, $6.9 million in cash was generated from working capital.

Changes in the principal components of operating cash flows in our 2008 fiscal year were as follows:

•

Our net accounts receivable increased to $162.4 million at September 30, 2008 from $124.3 million for the prior fiscal year, an increase of 30.7%. The increase in outstanding accounts receivable is attributable to the increase in sales volume in the fourth quarter of fiscal 2008 offset by a decrease in day’s sales outstanding, due to improved customer payment terms. Our net inventory balances decreased to $59.8 million at September 30, 2008 from $63.4 million for the prior fiscal year, a decrease of 5.7%. Inventory decreased as a result of improved shipment volumes. Our accounts payable increased to $128.6 million at September 30, 2008 from $111.9 million for the prior fiscal year, an increase of 14.9%, as a result of increased purchases in support of the higher business volumes.

•

Depreciation and amortization expense was $31.2 million for fiscal 2008 versus $20.4 million in the prior fiscal year due to the increased fixed asset base, mainly at our manufacturing facilities in China.

Our principal investing and financing activities in our 2008 fiscal year were as follows:

•

Net cash used in investing activities was $52.7 million for fiscal 2008. Capital expenditures included $47.0 million of capital equipment and other assets, and $2.1 million in deposits for fixed asset purchases, which were related to our manufacturing capacity expansion in China. As of September 30, 2008, we had outstanding purchase commitments totaling $9.2 million.

•

Net cash generated in financing activities was $3.8 million for fiscal 2008 and consisted of $1.6 million of tax benefit related to the exercise of stock options and $2.2 million of proceeds from the exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2008 and 2007.

Capital Commitments

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s (“SEC”) Regulation S-K. The following summarizes our contractual obligations, excluding accrued taxes related to uncertain tax positions, at September 30, 2010, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (facilities)	1,124	826	298	—	—
Purchase obligations	38,058	38,058	—	—	—

Total contractual obligations	$39,182	$38,884	$298	$—	$—

As of September 30, 2010, we had purchase obligations of $38.1 million which were primarily related to expansion activities at various facilities.

In November 2008, we entered into a Share Purchase Agreement (the “Agreement”) with MFLEX Singapore, one of our wholly owned subsidiaries and Pelikon (now referred to as MFE) to acquire all of the issued ordinary shares of Pelikon, a privately held technology company. Pursuant to the terms of the Agreement, in consideration for the purchase of the issued ordinary shares of Pelikon, MFLEX Singapore issued unsecured promissory notes in an aggregate principal amount equal to $10.4 million. In March 2010, we repaid the entire balance of the promissory notes, plus the accrued interest thereon. In addition, MFLEX Singapore may pay contingent consideration not to exceed $7.2 million in calendar 2010, based on MFE achieving certain stipulated shipment volumes. We have assessed the likelihood that contingent consideration will be payable and do not believe that any such consideration will be due under the terms of the promissory notes.

Recent Accounting Pronouncements

In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for MFLEX), although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for MFLEX). The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for MFLEX) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for MFLEX). Early application is encouraged. The revised guidance was adopted during our second fiscal quarter of 2010. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2010, no amounts were outstanding under our loan agreements with Bank of America, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $770.3 million, or 97%, of total shipments to these foreign manufacturers during fiscal 2010 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.81 RMB per U.S. dollar for fiscal 2010. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in USD.

Liquidity Risk

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next fiscal year. If there was a need for additional cash to fund our operations, we would access our global credit lines.

Item 8.	Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

November 12, 2010

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2010	2009
ASSETS
Cash and cash equivalents	$99,875	$139,721
Short-term investments	14,991	11,812
Accounts receivable, net of allowances of $2,354 and $2,152 at September 30, 2010 and 2009, respectively	149,469	129,270
Inventories	76,933	50,285
Deferred taxes	3,445	3,528
Income taxes receivable	4,548	6,612
Assets held for sale	2,958	2,958
Other current assets	2,761	4,377

Total current assets	354,980	348,563
Property, plant and equipment, net	185,282	150,099
Land use rights	3,461	3,103
Deferred taxes	5,505	3,688
Goodwill	7,537	7,537
Intangible assets, net	—	5,705
Other assets	5,556	7,235

Total assets	$562,321	$525,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$156,910	$122,524
Accrued liabilities	27,077	20,603
Income taxes payable	4,972	3,400

Total current liabilities	188,959	146,527
Notes payable	—	10,852
Other liabilities	11,830	9,563

Total liabilities	200,789	166,942
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2010 and 2009, respectively; 0 and 0 shares issued and outstanding at September 30, 2010 and 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2010 and 2009, respectively; 23,916,665 and 25,175,976 shares issued and outstanding at September 30, 2010 and 2009, respectively	2	2
Additional paid-in capital	85,150	116,740
Retained earnings	250,829	221,054
Accumulated other comprehensive income	25,551	21,192

Total stockholders’ equity	361,532	358,988

Total liabilities and stockholders’ equity	$562,321	$525,930

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share and Share Data)

	Fiscal Years Ended September 30,
	2010	2009	2008
Net sales	$791,339	$764,432	$728,805
Cost of sales	678,294	653,568	611,517

Gross profit	113,045	110,864	117,288
Operating expenses:
Research and development	14,455	5,505	2,470
Sales and marketing	24,086	22,146	17,957
General and administrative	21,625	25,486	30,518
Impairment and restructuring	11,376	328	2,180

Total operating expenses	71,542	53,465	53,125

Operating income	41,503	57,399	64,163
Other income (expense), net:
Interest expense	(782)	(768)	(106)
Interest income	535	767	1,687
Other income (expense), net	472	(1,358)	(2,742)

Income before income taxes	41,728	56,040	63,002
Provision for income taxes	(11,953)	(9,972)	(22,523)

Net income	$29,775	$46,068	$40,479

Net income per share:
Basic	$1.18	$1.84	$1.63

Diluted	$1.16	$1.81	$1.59

Shares used in computing net income per share:
Basic	25,203,445	25,026,039	24,828,732
Diluted	25,607,249	25,453,390	25,433,676

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at September 30, 2007	24,598,510	$2	$108,872	$—	$132,532	$8,600	$250,006	$8,235

Exercise of stock options	413,139	—	2,182	—	—	—	2,182	—
Stock-based compensation expense	—	—	3,423	—	—	—	3,423	—
Stock-based compensation income tax benefits	—	—	1,623	—	—	—	1,623	—
Net income	—	—	—	—	40,479	—	40,479	40,479
Translation adjustment	—	—	—	—	—	12,846	12,846	12,846
Cumulative effect of adoption of new income tax pronouncement	—	—	—	—	(241)	—	(241)	—

Balance at September 30, 2008	25,011,649	$2	$116,100	$—	$172,770	$21,446	$310,318	$53,325

Exercise of stock options	726,827	—	3,482	—	—	—	3,482	—
Stock-based compensation expense	—	—	3,437	—	—	—	3,437	—
Stock-based compensation income tax benefits	—	—	2,131	—	—	—	2,131	—
Net income	—	—	—	—	46,068	—	46,068	46,068
Translation adjustment	—	—	—	—	—	(254)	(254)	(254)
Cumulative effect of adoption of new investment pronouncement	—	—	—	—	2,216	(2,216)	—	—
Unrealized gain on investments	—	—	—	—	—	569	569	569
Reclassification adjustment for losses realized	—	—	—	—	—	1,647	1,647	1,647
Repurchase of common stock	(562,500)	—	—	(8,410)	—	—	(8,410)	—
Retirement of treasury shares	—	—	(8,410)	8,410	—	—	—	—

Balance at September 30, 2009	25,175,976	$2	$116,740	$—	$221,054	$21,192	$358,988	$48,030

Exercise of stock options	447,102	—	1,910	—	—	—	1,910	—
Stock-based compensation expense	—	—	5,792	—	—	—	5,792	—
Stock-based compensation income tax benefits	—	—	1,069	—	—	—	1,069	—
Net income	—	—	—	—	29,775	—	29,775	29,775
Translation adjustment	—	—	—	—	—	4,359	4,359	4,359
Tax withholdings for net share settlement of equity awards	(61,736)	—	(1,302)	—	—	—	(1,302)	—
Repurchase of common stock	(1,644,677)	—	—	(39,059)	—	—	(39,059)	—
Retirement of treasury shares	—	—	(39,059)	39,059	—	—	—	—

Balance at September 30, 2010	23,916,665	$2	$85,150	$—	$250,829	$25,551	$361,532	$34,134

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities
Net income	$29,775	$46,068	$40,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,457	40,766	31,150
Provision for doubtful accounts and returns	7,781	2,489	216
Deferred taxes	(1,644)	4,311	(4,462)
Stock-based compensation expense	5,792	3,437	3,423
Tax benefit on option exercises	(1,069)	(2,131)	(1,623)
Asset impairments	7,912	1,932	3,612
(Gain) loss on disposal of equipment	(292)	(194)	718
Changes in operating assets and liabilities:
Accounts receivable	(28,023)	29,878	(37,000)
Inventories	(25,273)	10,091	8,360
Due to (from) affiliates, net	1,580	(2,372)	5,592
Other current assets	(789)	(183)	842
Other assets	1,267	4,260	(4,146)
Accounts payable	8,284	(12,644)	8,137
Accrued liabilities	10,016	(2,407)	6,259
Income taxes payable	4,533	(6,292)	12,950
Other current liabilities	292	—	(353)
Other liabilities	2,273	(3,872)	8,185

Net cash provided by operating activities	66,872	113,137	82,339
Cash flows from investing activities
Sales of investments	18,457	50	—
Purchases of investments	(19,989)	—	(6,300)
Purchases of property and equipment	(59,923)	(31,971)	(49,218)
Proceeds from sale of equipment	2,321	796	300
Change in restricted cash, net	—	203	2,490
Acquisition of business, net of cash acquired	—	(872)	—

Net cash used in investing activities	(59,134)	(31,794)	(52,728)
Cash flows from financing activities
Income tax benefit related to stock option exercises	1,069	2,131	1,623
Tax withholdings for net share settlement of equity awards	(1,302)	—	—
Repayments of long-term debt	(11,144)	—	—
Debt issuance costs	—	(891)	—
Proceeds from exercise of stock options	1,910	3,482	2,182
Repurchase of common stock	(39,059)	(8,410)	—

Net cash (used in) provided by financing activities	(48,526)	(3,688)	3,805
Effect of exchange rate changes on cash	942	(24)	719

Net (decrease) increase in cash	(39,846)	77,631	34,135
Cash and cash equivalents at beginning of fiscal year	139,721	62,090	27,955

Cash and cash equivalents at end of fiscal year	$99,875	$139,721	$62,090

Non-cash investing activities
Purchases of property and equipment	$19,955	$6,349	$—

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$—	$10,377	$—

Supplemental disclosure
Cash paid for interest	$784	$774	$152
Cash paid for income taxes	$6,653	$17,239	$10,839

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62%, 59% and 59% of the Company’s outstanding common stock as of September 30, 2010, 2009 and 2008, respectively, which provides WBL with control over the outcome of stockholder votes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was recently merged, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2010 and 2009 consisted of money market funds and United States treasury bills.

Investments

As of September 30, 2010, the Company’s short-term investments included United States treasury bills with an original maturity of more than three months. The amortized cost basis of the U.S. Treasury bills approximates their aggregate fair value at September 30, 2010. All of the Company’s investments are classified as available for sale and are stated at their aggregate fair value. As of September 30, 2009, the Company’s short-term investments included certificates of deposit and auction rate securities.

On September 24, 2009, the Company accepted an offer from UBS AG (“UBS”), the fund manager with whom the Company held its auction rate securities, pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “Rights”), which allowed the Company to sell its auction rate securities to UBS at par value during the period beginning June 30, 2010 and ending July 2, 2012. The Company completed the sale of these securities on July 1, 2010.

The Company’s agreement related to the auction rate securities represented a firm commitment in accordance with FASB authoritative guidance, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the agreement resulted in a put option and was recognized as a freestanding asset separate from the auction rate securities on the consolidated balance sheet. The Company had elected to measure the put option at fair value, which permitted the Company to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the auction rate securities.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	20 - 39 years
Machinery and equipment	3 - 5 years
Furniture and fixtures	5 years
Computers and capitalized software	3 - 5 years
Leasehold improvements	Shorter of 15 years or life of lease

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. During the fiscal years ended September 30, 2010, 2009 and 2008, the Company recorded non-cash charges of $3,566, $311 and $2,000 for long-lived assets impaired, respectively (Note 15).

Land Use Rights

Land use rights include long-term leaseholds of land for the Company’s facilities located in China.

Capitalized Software Costs

Expenses related to preliminary project assessment, research and development, re-engineering, training and application maintenance are expensed as incurred. Costs that qualify for capitalization are included in other assets and consist primarily of purchased software, payroll costs and consulting fees related to the development of the internal use software. Capitalized costs commence depreciation when they are put into service and are amortized using the straight-line method over a period of three to five years.

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

During the fourth quarter of fiscal 2010 and 2009, the Company performed its annual goodwill impairment test and noted that the fair value of the reporting unit exceeded the carrying value of the underlying net assets. Therefore, as of September 30, 2010 and September 30, 2009, no impairments of goodwill were required.

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

Product Warranty Accrual

The Company warrants its products for up to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the fiscal years ended September 30, 2010, 2009 and 2008, were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2010	$541	$(2,123)	$2,045	$463
Fiscal 2009	$2,601	$(5,026)	$2,966	$541
Fiscal 2008	$1,673	$(4,354)	$5,282	$2,601

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

The Company has a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefit in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the fiscal years ended September 30, 2010, 2009 and 2008 was comprised of the Company’s foreign currency translation adjustment, a cumulative effect of adoption of a new pronouncement, unrealized gains on investments and a reclassification adjustment for losses realized.

As of September 30, 2010 and 2009, the Company had accumulated other comprehensive income of $25,551 and $21,192, respectively, related to foreign currency translation adjustments.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the fiscal years ended September 30, 2010, 2009 and 2008, foreign exchange transaction gains and losses were included in other income (expense) and were net losses of $1,077, $889 and $1,690, respectively.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Years Ended September 30,
	2010	2009	2008
Basic weighted-average number of common shares outstanding	25,203,445	25,026,039	24,828,732
Dilutive effect of potential common shares	403,804	427,351	604,944

Diluted weighted-average number of common and potential common shares outstanding	25,607,249	25,453,390	25,433,676

Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	154,873	193,893	113,025

Recent Accounting Pronouncements

In July 2010, the FASB issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for the Company), although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the

Company). Early application is encouraged. The revised guidance was adopted during the Company’s second fiscal quarter of 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Acquisition of Pelikon

In December 2008, the Company acquired Pelikon, now referred to as MFLEX UK Limited (“MFE”), which develops printed segmented electroluminescent display and keypad technologies primarily for use in smart phones, with the potential for future application to other electronic devices. The initial consideration for the purchase was $10,377, which consisted of notes payable to all former shareholders (the “Sellers”) of MFE and notes payable to certain unsecured debt holders (the “Lenders”) of MFE. In March 2010, the Company repaid the entire balance of the promissory notes, plus the accrued interest thereon.

In addition to the initial consideration, as of September 30, 2010, the Sellers may receive contingent consideration (the “Contingent Consideration”) based on the net amount of sales for certain products, during calendar year 2010 (each calendar year, an “Earn-Out Period”), conditional upon certain sales levels being achieved during the applicable calendar year (each, an “Earn-Out Target”). Any Contingent Consideration paid shall not exceed $7,236 in 2010, and if the Earn-Out Targets are not achieved, the Contingent Consideration will not be paid for the Earn-Out Period, as applicable. Any Contingent Consideration payable is subject to reduction, on a dollar for dollar basis, in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Agreement and the aggregate principal amount and accrued interest under the Sellers Promissory Notes is not sufficient to cover such damages. No Contingent Consideration was paid in fiscal 2010 or 2009 due to the net amount of sales levels not being achieved during the applicable calendar year to date. The Company has assessed the likelihood that Contingent Consideration will be payable in the remaining Earn-Out Period and does not believe that any such consideration will be due under the terms of the Sellers Promissory Notes. In connection with the acquisition, the Company recorded $11,249 of net assets, which included $6,800 of intangible assets, and $3,908 of goodwill and $541 of other net assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the initial consideration at the date of acquisition. Should Contingent Consideration be paid under the terms of the Agreement, such payments will be recorded as an increase in goodwill.

The total purchase price of MFE was as follows:

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

The consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 include the results of operations of MFE commencing as of the acquisition date. The acquisition of MFE was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

3. Related Party Transactions

During the fiscal years ended September 30, 2010, 2009 and 2008, the Company has recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owned 62%, 59% and 59% of the Company’s common stock as of September 30, 2010, 2009 and 2008, respectively. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprise the following:

	Fiscal Years Ended September 30,
	2010	2009	2008
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$23	$471	$2,660

Purchases from affiliates:
MFS	$257	$5,452	$8,982

Rent expense for the fiscal years ended September 30, 2010, 2009 and 2008 included related-party payments to various WBL subsidiaries of $420, $521 and $257, respectively. As of September 30, 2010, 2009 and 2008, the Company leased 239 thousand square feet of office and manufacturing space from WBL related parties.

Net amounts due to affiliated companies comprise the following:

	September 30,
	2010	2009
MFS Technologies (Hunan) Co. Ltd.	$—	$(365)
MFS Technologies (Singapore) Co. Ltd.	(18)	—

	$(18)	$(365)

Amounts due to affiliates are included in accrued liabilities on the balance sheet.

4. Composition of Certain Balance Sheet Components

Inventories, net of related allowances, are comprised of the following:

	September 30,
	2010	2009
Raw materials and supplies	$32,134	$25,623
Work-in-progress	19,855	18,244
Finished goods	24,944	6,418

	$76,933	$50,285

Property, plant, and equipment, net, are comprised of the following:

	September 30,
	2010	2009
Land	$3,730	$3,730
Building	55,688	32,452
Machinery and equipment	223,518	192,815
Computers and capitalized software	12,106	7,335
Leasehold improvements	16,550	19,020
Construction-in-progress	23,886	14,506

	$335,478	$269,858
Accumulated depreciation and amortization	(150,196)	(119,759)

	$185,282	$150,099

Depreciation expense for the fiscal years ended September 30, 2010, 2009 and 2008, was $44,457, $39,132 and $30,371, respectively.

Included in other current assets as of September 30, 2010 and 2009 are prepaid software licenses that are short-term in nature. Amortization of software licenses for the fiscal years ended September 30, 2010, 2009 and 2008 was $829, $1,095 and $779, respectively.

Accrued liabilities are comprised of the following:

	September 30,
	2010	2009
Wages and compensation	$17,909	$13,399
Warranty accrual	463	541
Other	8,705	6,247

	$27,077	$20,187

5. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of September 30, 2010 and 2009, the carrying amount of goodwill was $7,537.

Intangible Assets

As part of the acquisition of MFE in fiscal 2009, the Company recorded intangible assets of $6,800 related to purchased technology. The Company assesses the valuation of its intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the fourth quarter of fiscal 2010, the Company conducted a review of its MFE operations due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, the Company determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, an impairment test was performed to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. As a result of the impairment test, the Company recorded a non-cash charge of $4,345 to fully impair its intangible assets as of September 30, 2010.

Amortization of intangible assets was $1,360, $1,095 and $0 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

6. Notes Payable

On December 10, 2008, and in connection with the acquisition of MFE, the Company issued unsecured promissory notes to the Sellers (the “Sellers Promissory Notes”) totaling $5,520 and to the Lenders (the “Lender Promissory Notes”) totaling $4,857. The Sellers Promissory Notes and Lender Promissory Notes accrued interest at the rate of six percent per year, and the aggregate principal amount and any accrued interest was to be due and payable on December 9, 2010. The Sellers Promissory Notes were subject to further reduction in the event that MFLEX Singapore or any of its affiliates is entitled to recover damages from the Sellers pursuant to the terms of the Share Purchase Agreement between the parties. In March 2010, the Company repaid the entire balance of the Sellers Promissory Notes and Lender Promissory Notes, plus the accrued interest thereon.

Notes payable consists of the following:

Balance at September 30, 2009	$10,852
Accrued interest	292
Repayments	(11,144)

Balance at September 30, 2010	$—

7. Income Taxes

United States and foreign income (loss) before taxes were as follows:

	Fiscal Years Ended September 30,
	2010	2009	2008
United States	$(979)	$11,595	$42,677
Foreign	42,707	44,445	20,325

	$41,728	$56,040	$63,002

The provision for (benefit from) income taxes consisted of the following components:

	Fiscal Years Ended September 30,
	2010	2009	2008
Current:
Federal	$1,384	$(1,275)	$19,141
State	77	628	2,122
Foreign	12,227	4,224	6,054

	$13,688	$3,577	$27,317

Deferred:
Federal	$1,087	$4,128	$(2,179)
State	(194)	204	(69)
Foreign	(2,628)	2,063	(2,545)

	(1,735)	6,395	(4,793)

	$11,953	$9,972	$22,524

Deferred tax assets and (liabilities) comprise the following:

	September 30,
	2010	2009
Deferred tax assets:
Net operating loss	$11,647	$8,278
Inventory	1,081	1,952
Depreciation	2,847	1,915
Stock-based compensation	1,984	1,512
Asset impairment	1,146	1,321
Accrued expenses	2,065	973
Allowance for doubtful accounts	258	464
Warranty reserve	84	156
Capital loss carryforward	342	392
Investments	182	177
State taxes	—	94
Other	42	22

Subtotal deferred tax assets	21,678	17,256
Valuation allowance	(12,239)	(8,791)

Total deferred tax assets	9,439	8,465

Deferred tax liabilities
Depreciation	(19)	(593)
Amortization	(429)	(8)
Put option	—	(648)
State taxes	(40)	—

Total deferred tax liabilities	(488)	(1,249)

Net deferred tax assets	$8,951	$7,216

The Company established a valuation allowance of approximately $12,239 and $8,791 as of September 30, 2010 and 2009, respectively. The valuation allowance is comprised of net operating loss carryforwards, capital loss carryforwards and deferred income tax benefits attributable to the Company’s investments. The valuation allowance increased by $303 due to establishment of a valuation allowance on MFM’s prior year net operating loss in connection with the restructuring plan announced in the third fiscal quarter of 2010, increased by $3,190 due to MFE and MFM’s current year net operating loss and decreased by $45 due to the release of the valuation allowance related to an expired capital loss carryforward. There is uncertainty regarding the future realization of these deferred tax assets and management has determined that it is more likely than not that it will not receive future tax benefits.

As of September 30, 2010 and 2009, the Company had net operating loss carryforwards for state tax purposes of $4,047 and $0, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $42,858 and $29,752, respectively. The net operating loss carryforwards will begin to expire in 2016 for state and foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $40, which will begin to expire in 2021.

The provision for (benefit from) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Years Ended September 30,
	2010	2009	2008
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	0.1	0.6	2.3
Foreign tax credit	(0.1)	(1.8)	(0.2)
Foreign rate variance	(20.5)	(14.7)	(5.7)
Nondeductible expenses	0.1	0.3	0.3
Return to provision adjustments	—	(1.2)	—
Tax contingency reserve	6.7	(3.9)	3.2
Valuation allowance	8.2	2.3	—
Other	(0.9)	1.2	0.9

	28.6%	17.8%	35.8%

The Company currently enjoys tax incentives for certain of its Asia operations. One of the tax holidays was eliminated by taxing authorities due to a change in law. Certain Asia operations are subject to taxes at a rate of 10% of profits. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or change in law.

Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal years ended September 30, 2010, 2009 and 2008 would have been decreased to the pro forma amounts below:

	Fiscal Years Ended September 30,
	2010	2009	2008
Net income, as reported	$29,775	$46,068	$40,479
Additional tax in China and Singapore	(1,951)	(2,769)	(6,520)

Pro forma net income	$27,824	$43,299	$33,959
Net income per share
Basic, as reported	$1.18	$1.84	$1.63
Basic, pro forma	$1.10	$1.73	$1.37
Diluted, as reported	$1.16	$1.81	$1.59
Diluted, pro forma	$1.09	$1.70	$1.34

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $141,830, $109,529 and $73,120 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2010	Fiscal 2009
Unrecognized tax benefits at beginning of the year	$9,106	$12,900
Increases for positions taken in current period	3,264	2,193
Decreases for positions taken in prior period	—	(2,432)
Decreases for settlement with taxing authorities	(512)	—
Decreases for lapse in applicable statute of limitations	(486)	(3,555)

Unrecognized tax benefits at end of the year	$11,372	$9,106

As of September 30, 2010, the liability for income taxes associated with uncertain tax positions increased to $11,372 from $9,106 as September 30, 2009. As of September 30, 2010 and September 30, 2009, these liabilities can be reduced by $4,723 and $4,715, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $6,649 at September 30, 2010 and $4,391 at September 30, 2009, if recognized, would favorably affect the Company’s effective tax rate. During the fiscal year ended September 30, 2010, the liability for income taxes associated with uncertain tax positions decreased by $486 due to an expiration of statute of limitation related to international tax position and decreased by $512 upon a settlement with tax authority related to international tax position. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $252 and $352 of interest for the fiscal year ended September 30, 2010 and 2009, respectively. The accrued interest decreased by $216 due to the decrease in unrecognized tax benefits stated above. In total, the Company has recognized a liability of $339 for interest as of September 30, 2010.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. federal and various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2006. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2004. The Chinese tax authority is currently auditing MFC1 and MFC2’s income tax returns for tax years 2005 through 2007.

8. Lines of Credit

In July, 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese Renminbi (“RMB”) ($29,846 at September 30, 2010). The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

In March, 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($22,384 each at September 30, 2010). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

In July 2009, MFC1 and MFC2 entered into credit line agreements with Shanghai Pudong Development Bank (“SPDB”), which provide for two borrowing facilities, for 75,000 RMB each. These lines of credit matured in July 2010.

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”). The parties have entered into four amendments to the Agreement, including an amendment on August 27, 2009, to make certain adjustments to the amount available for borrowing under the Facility and the definition of Eligible Account (as defined in such amendment). The second amendment was effective on February 15, 2010 and amended the definition of “Permitted Debt” to allow the Borrowers additional aggregate debt during the Borrowers’ transitioning of their credit lines from certain financial institutions in China to different financial institutions in China. The third amendment was effective March 17, 2010 and made changes to the definition of “Restricted Investment” to amend the amount that may be invested in MFM and Pelikon to fund operating expenses. Covenants related to availability, collateral and other events are also imposed on the Company and its foreign subsidiaries in the Agreement.

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

In January 2009, MFC1 and MFC2 entered into credit line agreements with Bank of China (“BC”) providing for two lines of credit in an aggregate amount of 200,000 RMB. These lines of credit were renewed in January 2010 and matured in July 2010.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Line of credit (ABC)	$29,846	$—	$—	$—
Line of credit (CCB)	44,768	—	—	—
Line of credit (BOA)	30,000	24,415	—	—
Lines of credit (BC)	—	29,283	—	—
Lines of credit (SPDB)	—	21,962	—	—

	$104,614	$75,660	$—	$—

As of September 30, 2010, the Company was in compliance with all covenants under the lines of credit.

9. Segment Information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. For the fiscal years ended September 30, 2010 and 2009, net sales reflect certain sales related to customer purchase orders that were transferred from the U.S. geographic segment to the Singapore geographic segment. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Fiscal Years Ended September 30,
	2010	2009	2008
Net sales
United States	$61,489	$261,760	$709,726
China	685,121	517,773	519,062
Singapore	752,951	490,648	—
Other	724	1,112	—
Eliminations	(708,946)	(506,861)	(499,983)

Total	$791,339	$764,432	$728,805

Operating income (loss)
United States	$(14,490)	$117	$26,017
China	25,639	27,894	37,978
Singapore	47,894	36,411	(238)
Other	(17,971)	(7,133)	—
Eliminations	431	110	406

Total	$41,503	$57,399	$64,163

Depreciation and amortization
United States	$4,295	$3,498	$3,417
China	37,648	35,656	27,732
Singapore	58	30	1
Other	2,456	1,582	—

Total	$44,457	$40,766	$31,150

	Fiscal Years Ended September 30,
	2010	2009
Total assets
United States	$192,559	$281,834
China	285,945	174,114
Singapore	268,186	235,634
Other	5,873	14,283
Eliminations	(190,242)	(179,935)

Total	$562,321	$525,930

10. Significant Concentrations

Customers

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, are presented below.

	Fiscal Years Ended September 30,
	2010	2009	2008
Net sales
OEM—A	8%	6%	20%
OEM—B	1%	10%	45%
OEM—C	43%	37%	20%
OEM—D	42%	43%	11%
OEM—E	4%	1%	—

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company sub-contractors.

	Fiscal Years Ended September 30,
	2010	2009	2008
Net sales
Customer—1	7%	5%	18%
Customer—2	10%	12%	37%
Customer—3	18%	12%	15%
Customer—4	24%	25%	4%
Customer—5	16%	17%	—

	Fiscal Years Ended September 30,
	2010	2009	2008
Accounts Receivable
Customer—1	8%	6%	13%
Customer—2	24%	11%	23%
Customer—3	17%	16%	23%
Customer—4	2%	30%	16%
Customer—5	16%	11%	1%

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Fiscal Years Ended September 30,
	2010	2009	2008
North America	$237,994	$225,347	$100,954
China	303,040	321,657	192,408
Hong Kong	159,930	106,480	158,150
Malaysia	1,575	18,596	206,606
Other Asia-Pacific	35,889	7,280	14,473
Europe	51,151	84,927	55,870
Other foreign	1,760	145	344

	$791,339	$764,432	$728,805

Sales to customers in North America include the United States, Canada, Mexico and Puerto Rico. Sales to customers in Other Asia-Pacific countries include Singapore, Japan, Thailand, Taiwan, the Philippines and Korea. Sales to customers in Europe include the Netherlands, Austria, Sweden, Hungary, Denmark, Italy, Scotland, Germany, France and the United Kingdom.

Industry

During the fiscal years ended September 30, 2010, 2009 and 2008, 73%, 72% and 91% of net sales, respectively, were derived from sales to companies that provide products or services to the wireless industry, which includes wireless handsets, and 24%, 25% and 4% of net sales, respectively, were derived from sales to companies that provide products to the consumer electronics industry. Both of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

11. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under non-cancelable operating leases which expire at various dates through 2013. Future minimum lease payments under non-cancelable operating leases at September 30, 2010 are as follows:

Fiscal Years Ending September 30,	Future Minimum Lease Payments
2011	$826
2012	199
2013	99

Total	$1,124

Total rent expense was $1,783, $1,877 and $1,828 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of September 30, 2010 and 2009, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $38,054 and $49,495, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the fiscal years ended September 30, 2010, 2009 and 2008 were $13,386, $11,056 and $8,106, respectively.

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

12. Stock Option Plans

1994 Stock Plan

In December 1994, the Company adopted the 1994 Stock Plan (the “1994 Plan”), which was administered by the Company’s board of directors or a committee thereof (the “Administrator”). The 1994 Plan provided for the granting of stock options and stock purchase rights to employees, officers, directors (including non-employee directors) and consultants. The Administrator determined the term of the options, which was prohibited from exceeding ten years from the grant date. Options granted under the 1994 Plan vested based on periods determined by the Administrator, which had been one year for employees with greater than one year of service with the Company and two years for employees with less than one year of service with the Company. A total of 2,049,750 shares of common stock had been authorized for issuance and reserved under the 1994 Plan. Effective with the adoption of the Company’s 2004 Stock Incentive Plan, as amended from time to time (the “2004 Plan”), the Company ceased granting options under the 1994 Plan and it was officially terminated on December 9, 2004.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	the expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock;

(b)	expected dividends, which are zero, as the Company does not currently anticipate issuing dividends;

(c)	the expected term of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

(d)	the risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

The Company used the minimum value method for each option grant prior to the Company’s IPO and the Black-Scholes option valuation model for each option grant on the date of and subsequent to the Company’s IPO. No stock options were granted during the fiscal year ended September 30, 2010.

Stock Options

Stock option activity for the fiscal year ended September 30, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2009	546,213	$10.97
Granted	—	—
Exercised	(217,614)	10.07
Forfeited	—	—

Options outstanding and exercisable at September 30, 2010	328,599	$11.57	$3,425	3.7

Vested and expected to vest at September 30, 2010	328,599	$11.57	$3,425	3.7

During the fiscal years ended September 30, 2010, 2009 and 2008, the Company recognized compensation costs of $0, $288 and $903, respectively. The aggregate intrinsic value of stock options exercised was $3,302, $7,370 and $1,251 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. No unearned compensation existed as of September 30, 2010 related to nonvested stock options.

Service and Performance-Based Restricted Stock Units

During the fiscal years ended September 30, 2010, 2009 and 2008, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 153,991, 260,050 and 264,443 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

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

On November 16, 2009, the Company’s board of directors (the “Board”) or a committee thereof (in either event, the “Administrator”) approved the grant of 117,826 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. As of September 30, 2010, the Company considers the vesting of these performance-based RSUs to be probable.

On June 11, 2008, the Administrator approved the grant of 22,000 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and June 30, 2011. During fiscal 2009, 12,000 of the performance-based RSUs were deemed not probable of meeting the defined performance objectives. During the three months ended December 31, 2009, the Company determined that the vesting of the remaining 10,000 performance-based RSUs was not probable and reversed $148 of compensation expense. No changes in the probability of achievement of the performance objectives were noted since the period ended December 31, 2009.

RSU activity for the fiscal year ended September 30, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at September 30, 2009	473,824	$17.18
Granted	271,817	25.94
Vested	(229,488)	17.92
Forfeited	(37,134)	18.65

Nonvested shares outstanding at September 30, 2010	479,019	$21.68

The Company recognized compensation costs related to RSUs of $4,842, $2,996 and $2,520 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the fiscal years ended September 30, 2010, 2009 and 2008 was $25.94, $14.14 and $19.18, respectively. The weighted-average fair value of RSUs vested during the fiscal years ended September 30, 2010, 2009 and 2008 was $17.92, $20.96 and $29.94, respectively. Unearned compensation of $6,335 existed as of September 30, 2010 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.2 years.

Stock Appreciation Rights

On November 16, 2009, the Administrator granted 154,940 stock appreciation rights (“SSAR” or “SSARs”) to be settled in the Company’s common stock (the “November Awards”), for certain employees (including executive officers) under the 2004 Plan. These November Awards will vest and be exercisable on November 16, 2012, and will expire on November 15, 2019. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The November Awards are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period). The grant date-fair value of the November Awards was estimated at $12.44 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 2.18%, zero expected dividends, expected volatility of 71.05% and an expected term of 3.0 years.

On December 5, 2008, the Administrator approved defined dollar value SSARs to be settled in Company common stock of $2,225, for certain employees, including executive officers, under the 2004 Plan (the “December Awards”). These SSARs were granted in four tranches (on December 5, 2008 and March 5, June 5 and September 4, 2009, subject to certain requirements being met—each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs received by each participant, on each grant date, was determined by dividing one-fourth of the defined dollar value set for each grantee by the closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

The December Awards are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. The grant date fair value of the December awards was estimated using the Black-Scholes valuation pricing model with the following assumptions:

	December 5, 2008	March 5, 2009	June 5, 2009	September 4, 2009
Risk-free interest rate	1.61%	1.96%	2.56%	2.46%
Expected dividends	—	—	—	—
Expected volatility	73.55%	73.53%	73.05%	72.00%
Expected term (in months)	36	33	30	27
Grant date fair value	$5.26	$6.00	$9.95	$12.21
Total December Awards granted	51,692	43,794	25,396	19,460

Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Future compensation expense will be equal to the whole number of shares issued multiplied by the fair market value per share on the exercise date.

SSARs activity for the fiscal year ended September 30, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2009	140,342	$15.85
Granted	154,940	25.96
Exercised	—	—
Forfeited	—	—

SSARs outstanding at September 30, 2010	295,282	$21.16	$990	8.8

SSARs expected to vest at September 30, 2010	275,779	$21.06	$943	8.8

The Company recognized compensation costs related to SSARs of $951, $153 and $0 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. No SSARs were exercised or were exercisable during the fiscal years ended September 30, 2010, 2009 or 2008. Unearned compensation as of September 30, 2010 was $1,639 related to nonvested SSARs, which will be recognized into expense over a weighted-average period of 1.7 years.

13. Employee Benefit Plan

The Company maintains a 401(k) defined contribution plan (the “Benefit Plan”). The Benefit Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are determined at the discretion of the Company’s Board of Directors (“Board”). Contributions to the Benefit Plan were $311, $323 and $256 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

14. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of September 30, 2010. Stock repurchases may be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability.

During fiscal 2010, the Company repurchased a total of 1,644,677 shares at a weighted-average purchase price of $23.75 per share, for a total value of $39,059 pursuant to established 10b5-1 plans. As of September 30, 2010, the Company retired all 1,644,677 common shares repurchased during fiscal 2010. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

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

As of September 30, 2010, 42,823 shares remained available to be repurchased under the Board approved share repurchase program, all of which were repurchased and subsequently retired in October 2010.

15. Impairment and Restructuring

United Kingdom (Fiscal Year 2010)

In September 2010, the Company committed to a plan to align its United Kingdom research and development efforts with those in Anaheim and China, as well as to reduce costs. As a result, pre-tax charges of $570 were recorded during fiscal 2010, which consisted of one-time termination benefits and other restructuring-related charges. The total amount expected to be incurred in connection with the United Kingdom restructuring was approximately $570 as of September 30, 2010, all of which was recorded during fiscal 2010.

Malaysia (Fiscal Year 2010)

In June 2010, the Company committed to close its facility in Malaysia in order to move the related functions to China as part of its continuing cost reduction efforts. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1,954 was recorded during fiscal 2010, including $1,507 of machinery and equipment and $447 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, pre-tax one-time termination benefits of $419 and other restructuring-related charges of $175 were recorded during fiscal 2010. The total amount expected to be incurred in connection with the closure of the facility in Malaysia was $2,548 as of September 30, 2010, all of which was recorded during fiscal 2010.

	Accruals	Non-Cash Charges	Total Charges
Malaysia:
Write-down of equipment to fair value	$—	$1,954	$1,954
One-time termination benefits	419	—	419
Other	147	28	175

Total Malaysia charges	$566	$1,982	$2,548

Anaheim (Fiscal Year 2010)

In February 2010, the Company committed to close one of its facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $2,117 were recorded during fiscal 2010, including $1,480 of machinery and equipment and $637 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, a net gain on sale of assets of $578, pre-tax one-time termination benefits charges of $1,213 and other restructuring-related charges of $1,161 were recorded during fiscal 2010. The total amount expected to be incurred in connection with the closure of the facility in Anaheim was $3,913 as of September 30, 2010, all of which was recorded during fiscal 2010.

	Accruals	Non-Cash Charges	Total Charges
Anaheim:
Write-down of long-lived assets to fair value	$—	$2,117	$2,117
Gain on sale of assets	—	(578)	(578)
One-time termination benefits	1,213	—	1,213
Other	610	551	1,161

Total Anaheim charges	$1,823	$2,090	$3,913

Aurora Optical (Fiscal Year 2008)

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

Based on an arms-length offer for the former Aurora Optical land and building received and a further decline in market value, the Company recorded impairment charges of $311 during fiscal year 2009. The added charges resulted from an additional drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. As of September 30, 2010, the Company recorded $2,958 related to assets held for sale. No impairment and restructuring charges were recorded during fiscal 2010.

	Accruals	Non-Cash Charges	Total Charges
Aurora Optical:
Write-down of long-lived assets to fair value	$—	$2,311	$2,311
Gain on sale of assets	—	(197)	(197)
One-time termination benefits	362	—	362

Total Aurora Optical charges	$362	$2,114	$2,476

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the fiscal year ended September 30, 2010.

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2009	$27	$—	$27
Restructuring charges	1,891	757	2,648
Utilization	(1,344)	(255)	(1,599)
Adjustments	(27)	—	(27)

Accrual balance as of September 30, 2010	$547	$502	$1,049

16. Fair Value Measurements

Per FASB authoritative guidance, the Company classifies and discloses the fair value of assets and liabilities in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Auction rate securities

For recognition purposes, on a recurring basis, the Company measured its ARS as short-term investments at fair value. The ARS had realized gains (losses) of $1,647, $(1,647) and $0 recorded during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, that were entirely offset by the recording realized (losses) gains of $(1,647), $1,647 and $0 recorded during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, related to the put option right provided by the fund manager.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative guidance, were as follows:

	Fair Value Measurements of Assets on a Recurring Basis as of September 30, 2009
	Level 1	Level 2	Level 3
ARS	$—	$—	$11,603
Put option	—	—	1,647

	$—	$—	$13,250

The following table presents the Company’s assets, consisting of ARS and the put option related to the ARS, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined under the FASB authoritative guidance.

	Fair Value Measurements of Assets on a Recurring Basis Using Level 3 Inputs as of September 30, 2010
	Auction Rate Securities	Put Option	Total
Beginning balance at September 30, 2009	$11,603	$1,647	$13,250
Sales of ARS	(13,250)	—	(13,250)
Total realized gains (losses) included in earnings	1,647	(1,647)	—

Ending balance at September 30, 2010	$—	$—	$—

Long-lived assets

For recognition purposes, on a non-recurring basis, the Company measured certain of its long-lived assets at fair value as of September 30, 2010. The fair value was determined based on “Level 3” inputs, which consist of unobservable inputs using a market approach, whereby reflecting the price that would be received for these assets in their current condition and location, including installation and transportation costs. The long-lived assets had a carrying amount of $3,827, which were written down to their fair value of $261, resulting in an impairment charge of $3,566 included in earnings for the fiscal year ended September 30, 2010.

Intangible assets

For recognition purposes, on a non-recurring basis, the Company measured its purchased technology at MFE as intangible assets at fair value as of September 30, 2010. In the fourth quarter of fiscal 2010, the Company conducted a review of its MFE operations due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, the Company determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, the fair value was determined using “Level 3” inputs, which consisted of testing to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. The intangible assets had a carrying amount of $4,345, which were written down to their fair value of $0, resulting in impairment charges of $4,345 included in earnings for the fiscal year ended September 30, 2010.

Quarterly Financial Summary

(In Thousands, Except Share Data)

The following table presents the Company’s unaudited quarterly consolidated income statement data for the eight quarters ended September 30, 2010. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	For the Quarters Ended (Unaudited)
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(in thousands, except per share data)
Net sales	$226,715	$181,049	$154,075	$229,498	$199,172	$174,533	$174,097	$216,630
Cost of sales	194,688	158,808	131,772	193,025	171,043	149,538	149,429	183,557

Gross profit	32,027	22,241	22,303	36,473	28,129	24,995	24,668	33,073
Operating expenses
Research and development	3,717	4,442	3,462	2,835	1,614	1,478	1,241	1,171
Sales and marketing	6,458	5,088	5,855	6,685	5,565	5,176	6,070	5,335
General and administrative	6,016	4,834	4,892	5,883	6,116	6,053	6,300	7,019
Impairment and restructuring	6,111	3,328	1,937	—	201	—	(185)	311

Total operating expenses	22,302	17,692	16,146	15,403	13,496	12,707	13,426	13,836

Operating income	9,725	4,549	6,157	21,070	14,633	12,288	11,242	19,237
Other income (expense), net
Interest income (expense), net	50	47	(153)	(191)	(254)	(168)	54	368
Other (expense) income, net	(267)	242	308	190	109	(155)	169	(1,482)

Income before income taxes	9,508	4,838	6,312	21,069	14,488	11,965	11,465	18,123
Provision for income taxes	(3,371)	(2,456)	(1,370)	(4,756)	(2,932)	(289)	(2,720)	(4,032)

Net income	$6,137	$2,382	$4,942	$16,313	$11,556	$11,676	$8,745	$14,091

Net income per share:
Basic	$0.25	$0.09	$0.19	$0.65	$0.46	$0.47	$0.35	$0.56

Diluted	$0.25	$0.09	$0.19	$0.63	$0.45	$0.46	$0.34	$0.56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this evaluation and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level as of September 30, 2010.

Item 9B.	Other Information.

On November 15, 2010, the compensation committee of our board of directors, comprised solely of independent, non-employee directors, approved a fiscal year 2011 bonus plan, pursuant to which our named executive officers (“NEOs”) can obtain a cash bonus (“Bonus”), at a target level equal to one hundred percent for Mr. Meshgin, fifty-five percent for Mr. Liguori and fifty percent for Mr. Lee and Ms. Besnard, of such executive’s annual base salary. In certain specified circumstances, the Bonuses may exceed these percentages. The bonus plan includes net revenue, net income and cash conversion cycle metrics which must be met in order for the NEOs to be awarded the Bonuses.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our 2011 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders expected to be held in March of 2011, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Philippe Lemaitre (Chairperson), 61 years of age, Donald Schwanz, 66 years of age, and Sam Yau, 62 years of age. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Further, our board of directors has determined that Mr. Lemaitre qualifies as an “audit committee financial expert” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2011 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2011 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2011 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(9)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(10)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(11)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(12)(3)	Form of Restricted Stock Unit Agreement.

10.60(13)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61 (13)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(13)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(13)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(14)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(15)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(15)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(16)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(16)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69*	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

14.1(12)	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2010.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

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

(12)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.

(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.

(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date:	November 15, 2010	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIP A. HARDING Philip A. Harding	Chairman of the Board of Directors	November 12, 2010

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2010

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 15, 2010

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Director	November 15, 2010

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 15, 2010

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 11, 2010

/S/ CHOON SENG TAN Choon Seng Tan	Director	November 15, 2010

/S/ SAM YAU Sam Yau	Director	November 15, 2010

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

(In Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2010	$2,152	$7,781	$(7,578)	$2,355
Fiscal 2009	$1,520	$2,489	$(1,857)	$2,152
Fiscal 2008	$1,300	$5,687	$(5,467)	$1,520

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2010	$8,791	$3,493	$(45)	$12,239
Fiscal 2009	$962	$8,285	$(456)	$8,791
Fiscal 2008	$331	$631	$—	$962

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.50(9)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among Multi-Fineline Electronix (Suzhou) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute dated April 24, 2009.

10.51(10)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(11)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(12)(3)	Form of Restricted Stock Unit Agreement.

10.60(13)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(13)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(13)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(13)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(14)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(15)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(15)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(16)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(16)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69*	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

14.1(12)	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2010.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.

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

(12)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.

(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.

(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.