Form 10-Q
period 2010-12-31
MULTI FINELINE ELECTRONIX INC
filed 2011-02-03
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2011 was 23,971,454.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$99,161	$99,875
Short-term investments	—	14,991
Accounts receivable, net of allowances of $2,736 and $2,354 at December 31, 2010 and September 30, 2010, respectively	161,650	149,469
Inventories	72,090	76,933
Deferred taxes	3,445	3,445
Income taxes receivable	4,548	4,548
Assets held for sale	2,958	2,958
Other current assets	3,359	2,761

Total current assets	347,211	354,980
Property, plant and equipment, net	193,955	185,282
Land use rights	3,464	3,461
Deferred taxes	5,602	5,505
Goodwill	7,537	7,537
Other assets	7,139	5,556

Total assets	$564,908	$562,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$139,906	$156,910
Accrued liabilities	25,826	27,077
Income taxes payable	6,722	4,972

Total current liabilities	172,454	188,959
Other liabilities	13,133	11,830

Total liabilities	185,587	200,789
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2010 and September 30, 2010, respectively; 0 and 0 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2010 and September 30, 2010, respectively; 23,965,454 and 23,916,665 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	2	2
Additional paid-in capital	84,967	85,150
Retained earnings	265,930	250,829
Accumulated other comprehensive income	28,422	25,551

Total stockholders’ equity	379,321	361,532

Total liabilities and stockholders’ equity	$564,908	$562,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Net sales	$241,154	$229,498
Cost of sales	206,680	193,025

Gross profit	34,474	36,473
Operating expenses:
Research and development	2,751	2,835
Sales and marketing	7,433	6,685
General and administrative	5,050	5,883

Total operating expenses	15,234	15,403

Operating income	19,240	21,070
Other (expense) income, net
Interest expense	(116)	(277)
Interest income	223	86
Other (expense) income, net	(165)	190

Income before income taxes	19,182	21,069
Provision for income taxes	(4,081)	(4,756)

Net income	$15,101	$16,313

Net income per share:
Basic	$0.63	$0.65

Diluted	$0.62	$0.63

Shares used in computing net income per share:
Basic	23,960,323	25,269,783
Diluted	24,298,495	25,755,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$15,101	$16,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,169	12,043
Provision for doubtful accounts and returns	2,064	2,079
Deferred taxes	(34)	(88)
Stock-based compensation expense	1,643	1,376
Loss (gain) on disposal of equipment	5	(145)
Changes in operating assets and liabilities:
Accounts receivable	(14,237)	(4,572)
Inventories	5,468	14,649
Due to (from) affiliates, net	1,208	(1,008)
Other current assets	(379)	(715)
Other assets	(1,548)	432
Accounts payable	(17,878)	(28,074)
Accrued liabilities	(2,042)	(2,416)
Income taxes payable	1,676	1,282
Other current liabilities	—	149
Other liabilities	1,305	1,151

Net cash provided by operating activities	3,521	12,456
Cash flows from investing activities
Sales of investments	14,991	150
Purchases of property and equipment	(18,327)	(11,709)
Proceeds from sale of equipment	277	234

Net cash used in investing activities	(3,059)	(11,325)
Cash flows from financing activities
Proceeds from exercise of stock options	52	945
Tax withholdings for net share settlement of equity awards	(959)	(905)
Repurchase of common stock	(924)	—

Net cash (used in) provided by financing activities	(1,831)	40
Effect of exchange rate changes on cash	655	83

Net (decrease) increase in cash	(714)	1,254
Cash and cash equivalents at the beginning of the period	99,875	139,721

Cash and cash equivalents at the end of the period	$99,161	$140,975

Non-cash investing activities
Purchases of property and equipment	$13,842	$11,015

The accompanying notes are an integral part of these condensed consolidated financial statement

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of December 31, 2010 and September 30, 2010, which provides WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Inventories

Inventories, net of related allowances, are comprised of the following:

	December 31, 2010	September 30, 2010
Raw materials and supplies	$26,497	$32,134
Work-in-progress	17,339	19,855
Finished goods	28,254	24,944

	$72,090	$76,933

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	December 31, 2010	September 30, 2010
Land	$3,730	$3,730
Building	57,682	55,688
Machinery and equipment	232,025	223,518

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	December 31, 2010	September 30, 2010
Computers and capitalized software	12,234	12,106
Leasehold improvements	15,731	16,550
Construction-in-progress	32,681	23,886

	$354,083	$335,478
Accumulated depreciation and amortization	(160,128)	(150,196)

	$193,955	$185,282

Depreciation expense for the three months ended December 31, 2010 and 2009 was $10,980 and $11,349, respectively.

Included in other current assets as of December 31, 2010 and September 30, 2010 are prepaid software licenses that are short-term in nature. Amortization of software licenses for the three months ended December 31, 2010 and 2009 was $171 and $338, respectively.

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

Changes in the product warranty accrual for the three months ended December 31, 2010 and 2009 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at December 31
Fiscal 2011	$463	$(316)	$82	$229
Fiscal 2010	$541	$(1,151)	$1,576	$966

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income (loss) for the three months ended December 31, 2010 and 2009 was comprised entirely of the Company’s foreign currency translation adjustment and is summarized in the following table:

	Three Months Ended December 31,
	2010	2009
Net income	$15,101	$16,313
Other comprehensive income – translation adjustment	2,871	22

Total comprehensive income	$17,972	$16,335

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended December 31,
	2010	2009
Basic weighted-average number of common shares outstanding	23,960,323	25,269,783
Dilutive effect of potential common shares	338,172	485,250

Diluted weighted-average number of common and potential common shares outstanding	24,298,495	25,755,033

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	372,639	240,186

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2010 and September 30, 2010, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $21,949 and $38,054, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2010 and 2009 were $13,544 and $11,632, respectively.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is December 31, 2010 for the Company), although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-related in nature.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2010	2009
OEM C	28%	48%
OEM D	54%	40%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2010	2009
OEM E	10%	1%

Consistent with prior practice of identifying customers by name when they reach 10% of sales, OEM E refers to HTC Corporation.

In the three months ended December 31, 2010, 93%, 2% and 4% of net sales, respectively, were derived from sales for products or services into the smartphone, feature phone and consumer electronics sectors. In the three months ended December 31, 2009, 63%, 4% and 32% of net sales, respectively, were derived from sales for products or services into the smartphone, feature phone and consumer electronics sectors. All of these sectors are subject to economic cycles and have experienced periods of slowdown in the past.

3. Lines of Credit

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese Renminbi (“RMB”) ($30,199 at December 31, 2010). The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($22,649 each at December 31, 2010). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”). The line of credit will mature in February 2012. The parties have entered into four amendments to the Agreement, including an amendment on August 27, 2009, to make certain adjustments to the amount available for borrowing under the Facility and the definition of Eligible Account (as defined in such amendment). The second amendment was effective on February 15, 2010 and amended the definition of “Permitted Debt” to allow the Borrowers additional aggregate debt during the Borrowers’ transitioning of their credit lines from certain financial institutions in China to different financial institutions in China. The third amendment was effective March 17, 2010 and made changes to the definition of “Restricted Investment” to amend the amount that may be invested in MFM and Pelikon to fund operating expenses. Covenants related to availability, collateral and other events are also imposed on the Company and its foreign subsidiaries in the Agreement.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2010	September 30, 2010	December 31, 2010	September 30, 2010
Line of credit (ABC)	$30,199	$29,846	$—	$—
Line of credit (CCB)	45,298	44,768	—	—
Line of credit (BOA)	30,000	30,000	—	—

	$105,497	$104,614	$—	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

As of December 31, 2010, the Company was in compliance with all covenants under the lines of credit.

4. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. For the three months ended December 31, 2009, net sales reflect certain sales related to customer purchase orders that were transferred from the U.S. geographic segment to the Singapore geographic segment. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2010	2009
Net sales
United States	$6,155	$27,115
China	213,404	154,703
Singapore	234,196	200,695
Other	136	164
Eliminations	(212,737)	(153,179)

Total	$241,154	$229,498

Operating income (loss)
United States	$(3,124)	$(4,109)
China	5,578	12,145
Singapore	18,035	16,984
Other	(956)	(3,006)
Eliminations	(293)	(944)

Total	$19,240	$21,070

Depreciation and amortization
United States	$895	$1,445
China	10,184	9,929
Singapore	24	10
Other	66	659

Total	$11,169	$12,043

	December 31, 2010	September 30, 2010
Total assets
United States	$166,520	$192,559
China	299,713	285,945
Singapore	292,302	268,186
Other	5,005	5,873
Eliminations	(198,632)	(190,242)

Total	$564,908	$562,321

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

5. Equity Incentive Plans

Stock Options

Stock option activity for the three months ended December 31, 2010 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2010	328,599	$11.57
Granted	—	—
Exercised	(3,242)	14.28
Forfeited	(200)	10.00

Options outstanding and exercisable at December 31, 2010	325,157	$11.54	$4,860	3.4

Vested and expected to vest at December 31, 2010	325,157	$11.54	$4,860	3.4

No compensation costs were recognized during the three months ended December 31, 2010 and 2009 related to stock options. The aggregate intrinsic value of stock options exercised was $31 and $1,524 during the three months ended December 31, 2010 and 2009, respectively. No unearned compensation existed as of December 31, 2010 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2010 and 2009, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 164,414 and 133,213 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

On November 15, 2010, the Company’s board of directors (the “Board”) or a committee thereof (in either event, the “Administrator”) approved the grant of 94,879 performance-based RSUs (the “November 2010 Awards”). The November 2010 Awards vest upon the achievement of defined performance and market objectives pertaining to each grant, with vesting to occur on or about November 30, 2013. Two-thirds of the November 2010 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. If the Company determines that the vesting of any of the outstanding performance-based RSUs is not probable, the compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made.

One-third of the November 2010 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three year period beginning fiscal 2011 through fiscal 2013 versus the TSR of the Russell 2000 Index for the same period. An award with a market condition is accounted for and measured differently than an award that has a performance or service condition. The effect of a market condition is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of an RSU to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All compensation costs for an award that has a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied. The estimated per share fair value of the portion of the November 2010 Awards containing both market and performance conditions was $16.47 utilizing the following weighted-average assumptions:

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	November 2010 Awards	Russell 2000 Index Benchmark Inputs
Expected stock return/discount rate[1]	0.64%	0.64%
Dividend yield	0.00%	0.00%
Volatility[2]	65.00%	25.00%
Test start date[3]	9/30/2010	9/30/2010
Common share price[3]	$21.99	$676.14
Expected vesting period (in years)	3.00	N/A
[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant dates.
[2]	Volatilities are selected as of fiscal year end dates for the Company given the vesting provisions are based on the TSR over a fiscal period.
[3]

The common stock price input at the Grant Date was based on the closing price for the Company’s common stock and the Russell 2000 Index as of September 30, 2010, which was $21.99 and $676.14, respectively. The Company selected the September 30, 2010 prices given that the measurement period for the vesting objective started on September 30, 2010.

As of December 31, 2010, the Company considers the vesting of the November 2010 Awards to be probable.

On November 16, 2009, the Administrator approved the grant of 117,826 performance-based RSUs (the “November 2009 Awards”). The November 2009 Awards vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. As of December 31, 2010, the Company considers the vesting of the November 2009 Awards to be probable.

RSU activity for the three months ended December 31, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2010	479,019	$21.68
Granted	259,293	21.48
Vested	(128,506)	18.66
Forfeited	(9,001)	22.16

Non-vested shares outstanding at December 31, 2010	600,805	$22.23

The Company recognized compensation costs related to RSUs of $1,353 and $1,214 during the three months ended December 31, 2010 and 2009, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the three months ended December 31, 2010 and 2009 was $21.48 and $26.02, respectively. The weighted-average fair value of RSUs vested during the three months ended December 31, 2010 and 2009 was $18.66 and $17.79, respectively. Unearned compensation of $9,976 existed as of December 31, 2010 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.7 years.

Stock Appreciation Rights

During the three months ended December 31, 2010 and 2009, the Administrator approved the grant of stock appreciation rights (“SSAR” or “SSARs”) to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

On November 15, 2010, the Administrator approved the grant of 125,780 SSARs (the “November 2010 SSARs”). The November 2010 SSARs vest over a period of three years with one-third vesting on each November 15, 2011, 2012 and 2013,

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

and will expire on November 14, 2020. The grant date fair value of the SSAR awards was estimated at $10.22 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 0.78%, zero expected dividends, expected volatility of 66.81% and an expected term of 3.3 years.

SSARs activity for the three months ended December 31, 2010 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2010	295,282	$21.16
Granted	125,780	22.17
Exercised	—	—
Forfeited	—	—

SSARs outstanding at December 31, 2010	421,062	$21.46	$2,159	9.0

SSARs expected to vest after December 31, 2010	395,195	$21.39	$2,056	8.9

During the three months ended December 31, 2010 and 2009, the Company recognized compensation costs of $296 and $162 related to the SSARs grants. No SSARs were exercised or were exercisable during the three months ended December 31, 2010 and 2009. Unearned compensation as of December 31, 2010 was $2,563 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.9 years.

6. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of December 31, 2010. Stock repurchases could be made from time to time, based on market conditions and other factors, including price, regulatory requirements and capital availability.

As of September 30, 2010, the Company had repurchased a total of 2,207,177 shares for a total value of $47,469 pursuant to 10b5-1 plans, all of which were retired during fiscal 2010 and 2009. During the three months ended December 31, 2010, the remaining 42,823 shares were repurchased for a total value of $924 and were subsequently retired in October 2010. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

7. Income Taxes

As of December 31, 2010, the liability for income taxes associated with uncertain tax positions increased to $12,675 from $11,372 as of September 30, 2010. On a net basis, as of December 31, 2010 and September 30, 2010, these liabilities are reduced by $4,792 and $4,723, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $7,883 at December 31, 2010 and $6,649 at September 30, 2010, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax incentives for certain of its Asian operations. One of the tax holidays was eliminated by taxing authorities due to a change in law. Certain Asian operations are subject to taxes at a rate of 10% of their profits and for the three months ended December 31, 2010, the Company realized tax savings for these operations. However, the tax incentive may be challenged, modified or eliminated by taxing authorities or changes in law.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. Impairment and Restructuring

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the three months ended December 31, 2010:

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2010	$547	$502	$1,049
Restructuring charges	—	—	—
Utilization	(391)	(278)	(669)
Adjustments	(25)	—	(25)

Accrual balance as of December 31, 2010	$131	$224	$355

9. Subsequent events

Between January 6 and January 19, 2011, Wearnes Global (Suzhou) Co., Ltd., a subsidiary of our majority stockholder WBL Corporation (“WGS”), and MFC entered into certain agreements whereby MFC shall purchase property located in Suzhou, China, from WGS for a purchase price of 32,314 RMB ($4,866 at January 6, 2011). MFC currently leases such property from WGS, and the lease will terminate contemporaneously with the finalization of the purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, full year net sales growth, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones, feature phones and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, consumer products, portable bar code scanners, personal digital assistants, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and Research In Motion Limited and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 30-33 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2010.

Comparison of the Three Months Ended December 31, 2010 and 2009

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	85.7	84.1

Gross profit	14.3	15.9
Operating expenses:
Research and development	1.1	1.2
Sales and marketing	3.1	2.9
General and administrative	2.1	2.6

Total operating expenses	6.3	6.7

Operating income	8.0	9.2
Interest income	0.1	0.0
Interest expense	(0.0)	(0.1)
Other (expense) income, net	(0.1)	0.1

Income before income taxes	8.0	9.2
Provision for income taxes	(1.7)	(2.1)

Net income	6.3%	7.1%

Net Sales. Net sales increased to $241.2 million for the three months ended December 31, 2010, from $229.5 million for the three months ended December 31, 2009. The increase of $11.7 million, or 5.1%, was driven by new program wins.

Net sales into the smartphones sector increased to $223.7 million for the three months ended December 31, 2010, from $144.1 million for the three months ended December 31, 2009. The increase of $79.6 million, or 55.2%, was primarily due to a higher consumer demand for smartphones. For the three months ended December 31, 2010 and 2009, the smartphones sector accounted for approximately 93% and 63% of total sales, respectively.

Net sales into the feature phones sector decreased to $5.1 million for the three months ended December 31, 2010, from $9.3 million for the three months ended December 31, 2009. The decrease of $4.2 million, or 45.2%, was primarily due to the decision to utilize our resources for higher value-added assemblies in the smartphone sector. For the three months ended December 31, 2010 and 2009, the feature phones sector accounted for approximately 2% and 4% of total sales, respectively.

Net sales into the consumer electronics sector were $9.1 million for the three months ended December 31, 2010, versus $72.1 million for the three months ended December 31, 2009. The decrease in sales into the consumer electronics sector was mainly due to a major program reaching the end of its life cycle, followed by the initiation of a new program with less flex content. Shipments into the consumer electronics sector accounted for approximately 4% and 32% of total net sales for the three months ended December 31, 2010 and 2009, respectively.

For the second quarter of fiscal 2011, we expect net sales to be in the range of $210 to $240 million due to healthy customer demand. This compares with actual net sales of $154.1 million in the second quarter of fiscal 2010.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.7% for the three months ended December 31, 2010 compared to 84.1% for the three months ended December 31, 2009. The increase in cost of sales as a percentage of net sales of 1.6% was primarily attributable to higher labor costs in China, the appreciation of the Chinese Yuan and increased pricing pressures from customers. As a result, gross profit decreased to $34.5 million for the three months ended December 31, 2010 versus $36.5 million for the three months ended December 31, 2009, or 5.5%. As a percentage of net sales, gross profit decreased to 14.3% for the three months ended December 31, 2010 from 15.9% for the three months ended December 31, 2009. For the second fiscal quarter of 2011, we expect gross margins to range between 13 and 15 percent based on our projected product mix and sales volume.

Research and Development. Research and development expense remained flat at $2.8 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. As a percentage of net sales, research and development expense decreased to 1.1% versus 1.2% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense increased by $0.7 million to $7.4 million for the three months ended December 31, 2010, from $6.7 million in the comparable period in the prior year, an increase of 10.4%. The increase is primarily attributable to increased commissions as a result of volume and program mix changes. As a percentage of net sales, sales and marketing expense increased to 3.1% versus 2.9% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $0.8 million to $5.1 million for the three months ended December 31, 2010, from $5.9 million for the three months ended December 31, 2009, a decrease of 13.6%. The decrease was due to efforts in the prior fiscal year to realign functions and reduce external general and administrative costs on a global basis. As a percentage of net sales, general and administrative expense decreased to 2.1% of net sales for the three months ended December 31, 2010 from 2.6% in for the comparable period of the prior year. We expect general and administrative expense, as a percentage of net sales, to remain relatively flat throughout the fiscal year.

Interest Income (Expense), Net. Interest income, net increased to $0.1 million for the three months ended December 31, 2010 from interest expense, net of $0.2 million for the three months ended December 31, 2009. Interest income, net increased as a result of higher interest rates on our cash held in China and interest expense decreased due to the repayment of our notes payable during fiscal 2010.

Other Expense (Income), Net. Other expense, net was $0.2 million for the three months ended December 31, 2010 versus other income, net of 0.2 million for the three months ended December 31, 2009. The change to other expense from other income was primarily the result of net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended December 31, 2010 and 2009 was 21.3% and 22.6%, respectively. Future tax rates could vary if current tax regulations are changed.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and our ability to borrow under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, stock repurchases and other capital expenditures. We anticipate these uses, as well as the possible use of cash for a strategic acquisition, will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been volatile, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year.

Changes in the principal components of operating cash flows during our three months ended December 31, 2010 were as follows:

•

Our net accounts receivable increased to $161.7 million as of December 31, 2010 from $149.5 million as of September 30, 2010, or 8.2%, due to increased sales during the period. Our net inventory balances decreased to $72.1 million as of December 31, 2010 from $76.9 million as of September 30, 2010, a decrease of 6.2%. Inventory decreased as a result of decreased production at the end of December which will continue into the first week of February due to the Chinese New Year. Our accounts payable decreased to $139.9 million as of December 31, 2010 from $156.9 million as of September 30, 2010, a decrease of 10.8%, as a result of the decreased production in December previously mentioned, coupled with final payments on accrued capital expenditures related to our expansion activities at our third manufacturing facility in Suzhou, China.

•

Depreciation and amortization expense was $11.2 million for the three months ended December 31, 2010 versus $12.0 million for the comparable period of the prior year due to dispositions of equipment associated with our restructuring activities in the United Kingdom, Malaysia and Anaheim, partially offset by an increased fixed asset base in manufacturing operations in China. We expect capital expenditures to continue to increase during the second quarter of fiscal 2011 due to continued expansion activities in China.

Our principal investing and financing activities during our three months ended December 31, 2010 were as follows:

•

Net cash used in investing activities was $3.1 million for the three months ended December 31, 2010. Capital expenditures included cash purchases of $18.3 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. In addition, United States treasury bills amounting to $15.0 million were redeemed during the first fiscal quarter of 2011. As of December 31, 2010, we had outstanding purchase commitments totaling $21.9 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was $1.8 million for the three months ended December 31, 2010 and consisted primarily of repurchases of common stock of $0.9 million. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2010 and September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2010, no amounts were outstanding under our loan agreements with Bank of America, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $235.0 million, or 97%, of total shipments to these foreign manufacturers during the three months ended December 31, 2010 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.66 RMB per U.S. dollar for the three months ended December 31, 2010. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure. However, we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars.

Liquidity Risk

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the remainder of the current fiscal year. If there was a need for additional cash to fund our operations, we would access our global credit lines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are heavily dependent upon the smartphone, feature phone and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the three months ended December 31, 2010, 2009 and 2008, approximately 93%, 63% and 41%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone industry; approximately 2%, 4% and 28%, respectively, of our net sales derived from sales were to companies that provide products or services into the feature phone industry; and approximately 4%, 32% and 26%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics industry. In general, these industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and the industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2010, 2009 and 2008 approximately 98%, 96% and 95% respectively, of our net sales were to only four customers in the aggregate. Approximately 43%, 43% and 45% of our net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were to one customer (not the same customer in each of the three years) and approximately 85%, 80% and 65% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 85% of our net sales in the fiscal year ended September 30, 2010 and 82% of our net sales in the three months ended December 31, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping when our products are shipped to a hub. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Our products and their terms of sale are subject to various pressures from our customers, competitors and market forces, any of which could harm our gross profits.

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

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including liability and indemnification thresholds and payment terms, among other terms. Increases in our labor costs, especially in China where we may have little or no advance notice of such increases, changes in contract terms, the extension of payment terms and regular price reductions may result in lower gross margins for us. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products, and our level of automation as compared to our competitors. These trends and factors make it more difficult to compete effectively.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, in recent quarters we have experienced shortages in flexible printed circuit materials and have experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and the formation of labor unions, at our China facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses and a continuation of any of these trends could result in even higher costs or production disruptions or delays, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China.

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have recently experienced a lack of sufficient electricity supply in China and expect that during the current quarter we will continue to experience insufficient power supplies from time to time. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities. In addition, China has recently instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, China, the United Kingdom, Malaysia and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	restrictions on our ability to repatriate earnings;

•

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, extremely high increases in the minimum wage, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 98% of the total shipments made to foreign manufacturers during the fiscal year 2010. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

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

Tax positions we have taken may be challenged and we are subject to the risk of changing income tax rates and laws.

From time to time, we may be subject to various types of tax audits, during which tax positions we have taken may be challenged and overturned. If this were to occur, our tax rates could significantly increase and we may be required to pay significant back taxes, interests and/or penalties. In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, in February 2010, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2011. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

In addition, a number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. For example, we currently enjoy tax incentives for our facility in Singapore. However, any tax holiday we have could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Any of such changes could adversely affect our effective tax rate.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our operations in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations and certain provisions of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from January 1, 2010 through December 31, 2010, our common stock price closed between $19.70 and $29.02 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	fluctuations in our financial results;

•	the limited size of our public float;

•	announcements of technological innovations or events affecting companies in our industry;

•	changes in the estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 24.0 million shares of common stock outstanding as of December 31, 2010, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/2010 – 10/31/2010	42,823	$21.58	42,823	—
11/01/2010 – 11/30/2010	—	—	42,823	—
12/01/2010 – 12/31/2010	—	—	42,823	—

Total	42,823	$21.58	42,823

(1)

On December 5, 2008, our Board of Directors approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of our common stock on the open market; this amount represented approximately nine percent of our common stock outstanding as of November 30, 2008, as reported on our Form 10-K filed with the SEC on December 9, 2008. Stock repurchases could be made from time to time, based on market conditions and other factors, including price, regulatory requirements and capital availability. As of December 31, 2010, under such share repurchase program, we had repurchased a total of 2,250,000 shares for a total value of $48.4 million pursuant to 10b5-1 plans.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(9)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(10)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(11)(3)	Form of Restricted Stock Unit Agreement.

10.60(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(13)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(14)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(14)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(15)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(15)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(16)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70*	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71*	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72*	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73*	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
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

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 3, 2011	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(9)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(10)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(11)(3)	Form of Restricted Stock Unit Agreement.

10.60(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(13)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(14)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(14)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(15)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(15)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(16)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70*	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71*	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72*	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73*	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
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

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.