Form 10-Q
period 2011-03-31
MULTI FINELINE ELECTRONIX INC
filed 2011-05-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2011 was 24,089,932.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$98,617	$99,875
Short-term investments	—	14,991
Accounts receivable, net of allowances of $4,267 and $2,354 at March 31, 2011 and September 30, 2010, respectively	150,268	149,469
Inventories	72,244	76,933
Deferred taxes	3,445	3,445
Income taxes receivable	4,548	4,548
Assets held for sale	2,958	2,958
Other current assets	4,609	2,761

Total current assets	336,689	354,980
Property, plant and equipment, net	205,012	185,282
Land use rights	6,547	3,461
Deferred taxes	5,694	5,505
Goodwill	7,537	7,537
Other assets	8,534	5,556

Total assets	$570,013	$562,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$128,985	$156,910
Accrued liabilities	25,276	27,077
Income taxes payable	5,468	4,972

Total current liabilities	159,729	188,959
Other liabilities	14,328	11,830

Total liabilities	174,057	200,789
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2011 and September 30, 2010, respectively; 0 and 0 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2011 and September 30, 2010, respectively; 24,087,398 and 23,916,665 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	2	2
Additional paid-in capital	87,444	85,150
Retained earnings	277,507	250,829
Accumulated other comprehensive income	31,003	25,551

Total stockholders’ equity	395,956	361,532

Total liabilities and stockholders’ equity	$570,013	$562,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$207,070	$154,075	$448,224	$383,574
Cost of sales	179,315	131,772	385,995	324,797

Gross profit	27,755	22,303	62,229	58,777
Operating expenses:
Research and development	2,831	3,462	5,582	6,297
Sales and marketing	6,314	5,855	13,747	12,539
General and administrative	4,618	4,892	9,668	10,775
Impairment and restructuring	—	1,937	—	1,937

Total operating expenses	13,763	16,146	28,997	31,548

Operating income	13,992	6,157	33,232	27,229
Other income (expense), net:
Interest income	215	116	438	202
Interest expense	(109)	(269)	(225)	(547)
Other income (expense), net	246	308	81	498

Income before income taxes	14,344	6,312	33,526	27,382
Provision for income taxes	(2,767)	(1,370)	(6,848)	(6,125)

Net income	$11,577	$4,942	$26,678	$21,257

Net income per share:
Basic	$0.48	$0.19	$1.11	$0.84

Diluted	$0.48	$0.19	$1.10	$0.83

Shares used in computing net income per share:
Basic	24,017,387	25,432,946	23,960,071	25,350,468
Diluted	24,338,046	25,776,217	24,312,443	25,758,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$26,678	$21,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,023	23,740
Provision for doubtful accounts and returns	4,635	2,285
Deferred taxes	(72)	(125)
Stock-based compensation expense	3,187	2,827
Asset impairments	—	1,937
Loss (gain) on disposal of equipment	121	(315)
Changes in operating assets and liabilities:
Accounts receivable	(7,311)	25,256
Inventories	5,783	10,579
Due to (from) affiliates, net	2,280	(824)
Other current assets	311	(30)
Other assets	(5,954)	(2,300)
Accounts payable	(30,157)	(40,516)
Accrued liabilities	(3,894)	672
Income taxes payable	475	1,851
Other current liabilities	—	292
Other liabilities	2,499	1,337

Net cash provided by operating activities	20,604	47,923
Cash flows from investing activities
Sales of investments	14,991	300
Purchases of property and equipment	(37,481)	(30,925)
Proceeds from sale of equipment	366	442

Net cash used in investing activities	(22,124)	(30,183)
Cash flows from financing activities
Proceeds from exercise of stock options	1,266	1,604
Repayments of long-term debt	—	(11,144)
Tax withholdings for net share settlement of equity awards	(1,250)	(1,162)
Repurchase of common stock	(924)	—

Net cash used in financing activities	(908)	(10,702)
Effect of exchange rate changes on cash	1,170	61

Net (decrease) increase in cash	(1,258)	7,099
Cash and cash equivalents at the beginning of the period	99,875	139,721

Cash and cash equivalents at the end of the period	$98,617	$146,820

Non-cash investing activities
Purchases of property and equipment	$14,623	$2,191

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of March 31, 2011 and September 30, 2010, which provides WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

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

Inventories

Inventories are comprised of the following:

	March 31, 2011	September 30, 2010
Raw materials and supplies	$21,536	$32,134
Work-in-progress	19,021	19,855
Finished goods	31,687	24,944

	$72,244	$76,933

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	March 31, 2011	September 30, 2010
Land	$3,730	$3,730
Building	60,721	55,688
Machinery and equipment	237,620	223,518
Computers and capitalized software	11,782	12,106
Leasehold improvements	15,129	16,550
Construction-in-progress	44,097	23,886

	$373,079	$335,478
Accumulated depreciation and amortization	(168,067)	(150,196)

	$205,012	$185,282

Depreciation expense for the three and six months ended March 31, 2011 was $10,654 and $21,634, and was $11,086 and $22,435 for the three and six months ended March 31, 2010, respectively.

During the second fiscal quarter of 2011, MFC entered into an agreement to purchase property located in Suzhou, China from Wearnes Global (Suzhou) Co., Ltd., a subsidiary of our majority stockholder WBL. The property consists of land-use rights and building and had a total purchase price of 32,314 Chinese renminbi (“RMB”) ($4,929 at March 31, 2011), of which 20,000 RMB ($3,051 at March 31, 2011) and 12,314 RMB ($1,878 at March 31, 2011) were allocated to the land-use rights and building, respectively. MFC previously leased such property from WBL.

Included in other current assets as of March 31, 2011 and September 30, 2010 were prepaid software licenses that are short-term in nature. Amortization of software licenses for the three and six months ended March 31, 2011 was $178 and $349, and was $252 and $590 for the three and six months ended March 31, 2010, respectively.

Product Warranty Accrual

The Company typically warrants its products for up to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the product warranty accrual for the three months ended March 31, 2011 and 2010 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for (Benefit From) Estimated Warranty Cost	Balance at March 31
Fiscal 2011	$229	$(108)	$56	$177
Fiscal 2010	$966	$(297)	$(60)	$609

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Changes in the product warranty accrual for the six months ended March 31, 2011 and 2010 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2011	$463	$(424)	$138	$177
Fiscal 2010	$541	$(1,448)	$1,516	$609

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income (loss) for the three and six months ended March 31, 2011 and 2010 was comprised entirely of the Company’s foreign currency translation adjustment and is summarized in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$11,577	$4,942	$26,678	$21,257
Other comprehensive income – translation adjustment	2,581	60	5,452	82

Total comprehensive income	$14,158	$5,002	$32,130	$21,339

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Basic weighted-average number of common shares outstanding	24,017,387	25,432,946	23,960,071	25,350,468
Dilutive effect of potential common shares	320,659	343,271	352,372	408,523

Diluted weighted-average number of common and potential common shares outstanding	24,338,046	25,776,217	24,312,443	25,758,991

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	481,851	307,952	388,934	349,639

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of March 31, 2011 and September 30, 2010, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $28,675 and $38,054, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of March 31, 2011 and September 30, 2010 were $13,682 and $13,386, respectively.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required for interim and annual periods ending after December 15, 2010 (which is March 31, 2011 for the Company), although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010 (which is January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
OEM C	44%	46%	35%	47%
OEM D	45%	39%	50%	40%

Net sales into the Company’s largest sectors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Smartphones	89%	60%	91%	62%
Tablets	8%	1%	4%	0%
Consumer electronics	1%	31%	1%	31%

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for its tablets sector separate from the consumer electronics sector. All of these sectors are subject to economic cycles and have experienced periods of slowdown in the past.

3. Lines of Credit

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($30,506 at March 31, 2011). The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($22,880 each at March 31, 2011). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

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

A summary of the lines of credit is as follows:

	00000000	00000000	00000000	00000000
	Amounts Available at		Amounts Outstanding at
	March 31, 2011	September 30, 2010	March 31, 2011	September 30, 2010
Line of credit (ABC)	$30,506	$29,846	$—	$—
Line of credit (CCB)	45,760	44,768	—	—
Line of credit (BOA)	29,775	30,000	—	—

	$106,041	$104,614	$—	$—

As of March 31, 2011, the Company was in compliance with all covenants under the lines of credit.

4. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment in which it is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales
United States	$5,850	$18,749	$12,005	$45,864
China	187,311	137,669	400,714	292,372
Singapore	200,808	149,988	435,004	350,683
Other	6	288	141	453
Eliminations	(186,905)	(152,619)	(399,640)	(305,798)

Total	$207,070	$154,075	$448,224	$383,574

Operating income (loss)
United States	$(2,207)	$(3,191)	$(5,331)	$(7,301)
China	2,561	(1,760)	8,139	10,385
Singapore	14,473	13,099	32,508	30,083
Other	(847)	(2,964)	(1,803)	(5,967)
Eliminations	12	973	(281)	29

Total	$13,992	$6,157	$33,232	$27,229

Depreciation and amortization
United States	$904	$1,066	$1,799	$2,511
China	9,878	9,948	20,062	19,877
Singapore	24	10	48	20
Other	48	673	114	1,332

Total	$10,854	$11,697	$22,023	$23,740

			March 31, 2011	September 30, 2010
Total assets
United States			$164,763	$192,559
China			317,409	285,945
Singapore			292,905	268,186
Other			5,125	5,873
Eliminations			(210,189)	(190,242)

Total			$570,013	$562,321

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

5. Equity Incentive Plans

Stock Options

Stock option activity for the six months ended March 31, 2011 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2010	328,599	$11.57
Granted	—	—
Exercised	(89,619)	13.94
Forfeited	(200)	10.00

Options outstanding and exercisable at March 31, 2011	238,780	$10.68	$4,188	3.2

Vested and expected to vest at March 31, 2011	238,780	$10.68	$4,188	3.2

No compensation costs were recognized during the three and six months ended March 31, 2011 and 2010 related to stock options. The aggregate intrinsic value of stock options exercised was $1,315 and $1,346 during the three and six months ended March 31, 2011 and was $800 and $2,324 during the three and six months ended March 31, 2010, respectively. No unearned compensation existed as of March 31, 2011 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three and six months ended March 31, 2011, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 42,248 and 206,662 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

One-third of the November 2010 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three year period beginning fiscal 2011 through fiscal 2013 versus the TSR of the Russell 2000 Index for the same period. An award with a market condition is accounted for and measured differently than an award that has a performance or service condition. The effect of a market condition is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of an RSU to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All compensation costs for an award that has a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied. The estimated per share fair value of the portion of the November 2010 Awards, containing both market and performance conditions, was $16.47 utilizing the following weighted-average assumptions:

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

As of March 31, 2011, the Company considered the vesting of the November 2010 Awards to be probable.

On November 16, 2009, the Administrator approved the grant of 117,826 performance-based RSUs (the “November 2009 Awards”). The November 2009 Awards vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. As of March 31, 2011, the Company considered the vesting of the November 2009 Awards to be probable.

RSU activity for the six months ended March 31, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2010	479,019	$21.68
Granted	301,541	22.39
Vested	(174,297)	19.27
Forfeited	(24,595)	23.67

Non-vested shares outstanding at March 31, 2011	581,668	$22.69

The Company recognized compensation costs related to RSUs of $1,325 and $2,678 during the three and six months ended March 31, 2011 and $1,233 and $2,447 during the three and six months ended March 31, 2010, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the six months ended March 31, 2011 and 2010 was $22.39 and $25.96, respectively. The weighted-average grant-date fair value of RSUs vested during the six months ended March 31, 2011 and 2010 was $19.27 and $17.58, respectively. Unearned compensation of $9,622 existed as of March 31, 2011 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.6 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Stock Appreciation Rights

During the six months ended March 31, 2011, the Administrator approved the grant of stock appreciation rights (“SSAR” or “SSARs”) to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

On November 15, 2010, the Administrator approved the grant of 125,780 SSARs (the “November 2010 SSARs”). The November 2010 SSARs vest over a period of three years with one-third vesting on each November 15, 2011, 2012 and 2013, and will expire on November 14, 2020. The grant date fair value of the November 2010 SSARs was estimated at $10.22 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 0.78%, zero expected dividends, expected volatility of 66.81% and an expected term of 3.3 years.

SSARs activity for the six months ended March 31, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2010	295,282	$21.16
Granted	125,780	22.17
Exercised	—	—
Forfeited	(22,017)	21.62

SSARs outstanding at March 31, 2011	399,045	$21.45	$2,708	8.72

SSARs expected to vest after March 31, 2011	378,252	$21.38	$2,594	8.71

The Company recognized compensation costs of $229 and $525 during the three and six months ended March 31, 2011 and $230 and $392 during the three and six months ended March 31, 2010, respectively, related to SSARs. No SSARs were exercised or were exercisable during the six months ended March 31, 2011 and 2010. Unearned compensation as of March 31, 2011 was $2,161 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.6 years.

6. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of March 31, 2011. As of December 31, 2010, the Company had completed the repurchase of all shares authorized for repurchase under this program.

It is the Company’s intention to buy back, from time to time, enough shares of the Company’s stock (pursuant to 10b5-1 stock repurchase plan(s)) to offset the dilution of the shares actually issued pursuant to grants under the 2004 Plan. In accordance with this intention, the Board has provided a committee with the discretion to execute a stock repurchase program providing for the repurchase of up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. Repurchases of common stock will be made under Rule 10b5-1 plans, which permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. To date, the Company has not entered into any such repurchase plan.

7. Income Taxes

As of March 31, 2011, the liability for income taxes associated with uncertain tax positions increased to $13,727 from $11,372 as of September 30, 2010. On a net basis, as of March 31, 2011 and September 30, 2010, these liabilities are reduced by $4,848 and $4,723, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $8,879 at March 31, 2011 and $6,649 at September 30, 2010, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company currently enjoys tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate of 10% of their profits. For the six months ended March 31, 2011, the Company realized tax savings for these operations. However, the tax incentive may be challenged, modified or eliminated by taxing authorities or changes in law.

8. Impairment and Restructuring

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the six months ended March 31, 2011:

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2010	$547	$502	$1,049
Restructuring charges	—	—	—
Utilization	(477)	(473)	(950)
Adjustments	(32)	7	(25)

Accrual balance as of March 31, 2011	$38	$36	$74

9. Subsequent events

In April 2011, the Company entered into three foreign currency non-deliverable forward contracts with notional amounts aggregating to $15.0 million to hedge its exposure to RMB currency fluctuations. These contracts will settle in various months throughout the remaining fiscal year 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, full year net sales growth, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones, feature phones, tablets and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smart mobile devices, tablets, consumer products, portable bar code scanners, computer/storage devices and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and Research In Motion Limited and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	86.6	85.5

Gross profit	13.4	14.5
Operating expenses:
Research and development	1.4	2.2
Sales and marketing	3.0	3.8
General and administrative	2.2	3.2
Impairment and restructuring	—	1.3

Total operating expenses	6.6	10.5

Operating income	6.8	4.0
Interest income	0.1	0.1
Interest expense	(0.1)	(0.2)
Other income (expense), net	0.1	0.2

Income before income taxes	6.9	4.1
Provision for income taxes	(1.3)	(0.9)

Net income	5.6%	3.2%

Net Sales. Net sales increased to $207.1 million for the three months ended March 31, 2011, from $154.1 million for the three months ended March 31, 2010. The increase of $53.0 million, or 34.4%, was primarily due to new wins for smartphones and tablet programs along with the continued strength of certain existing smartphone programs. In addition, flex circuit and assembly content increased in some of our new product wins.

Net sales into the smartphones sector increased to $184.6 million for the three months ended March 31, 2011, from $92.7 million for the three months ended March 31, 2010. The increase of $91.9 million, or 99.1%, was primarily due to a higher consumer demand for smartphones, particularly for those smartphones provided by our customers, as well as a higher flex circuit and assembly content as previously mentioned. For the three months ended March 31, 2011 and 2010, the smartphones sector accounted for approximately 89% and 60% of total sales, respectively.

Net sales into the tablets sector increased to $15.7 million for the three months ended March 31, 2011, versus $1.5 million for the three months ended March 31, 2010. The increase of $14.2 million in sales into the tablets sector was primarily due to increases in both our unit volume and flex circuit and assembly content in this sector. For the three months ended March 31, 2011 and 2010, the tablets sector accounted for approximately 8% and 1% of total sales, respectively.

Net sales into the consumer electronics sector (which excludes sales into the tablets sector) were $1.2 million for the three months ended March 31, 2011, versus $48.2 million for the three months ended March 31, 2010. The decrease in sales into the consumer electronics sector was mainly due to a major program reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 1% and 31% of total net sales for the three months ended March 31, 2011 and 2010, respectively. Going forward, we expect sales into the consumer electronics sector to fluctuate from quarter to quarter based on customer product mix.

For the third quarter of fiscal 2011, we expect net sales to be in the range of $200 to $220 million due to continued demand for smartphones and tablets. This compares with actual net sales of $181.0 million in the third quarter of fiscal 2010.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 86.6% for the three months ended March 31, 2011 compared to 85.5% for the three months ended March 31, 2010. The increase in cost of sales as a percentage of net sales of 1.1% was primarily attributable to higher labor costs in China, the appreciation of the Chinese Yuan and increased fixed costs associated with the addition of a third major manufacturing facility. The third manufacturing facility is currently in the ramp stage and, as a result, is not at full production capacity. Gross profit increased to $27.8 million for the three months ended March 31, 2011 versus $22.3 million for the three months ended March 31, 2010, or 24.7%. As a percentage of net sales, gross profit decreased to 13.4% for the three months ended March 31, 2011 from 14.5% for the three months ended March 31, 2010. For the third fiscal quarter of 2011, we expect gross margins to range between 12% and 13% based on our projected sales volume.

Research and Development. Research and development expense decreased by $0.7 million to $2.8 million for the three months ended March 31, 2011 from $3.5 million for the three months ended March 31, 2010. As a percentage of net sales, research and development expense decreased to 1.4% versus 2.2% in the comparable period of the prior year, due to our decision to move research and development activities to China and to refocus efforts on printed electronics.

Sales and Marketing. Sales and marketing expense increased by $0.4 million to $6.3 million for the three months ended March 31, 2011, from $5.9 million in the comparable period of the prior year, an increase of 6.8%. The increase was primarily attributable to increased commissions as a result of increased sales volume and program mix changes. As a percentage of net sales, sales and marketing expense decreased to 3.0% versus 3.8% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $0.3 million to $4.6 million for the three months ended March 31, 2011, from $4.9 million for the three months ended March 31, 2010, a decrease of 6.1%. The decrease was due to efforts in the prior fiscal year to realign functions and reduce outside service costs on a global basis. As a percentage of net sales, general and administrative expense decreased to 2.2% of net sales for the three months ended March 31, 2011 from 3.2% in the comparable period of the prior year.

We expect total operating expenses, as a percentage of net sales, to be approximately 6.5% in the third fiscal quarter of 2011.

Impairment and Restructuring. Impairment and restructuring expenses decreased from $1.9 million for the three months ended March 31, 2010 to zero for the three months ended March 31, 2011. Impairment and restructuring costs in the second quarter of fiscal 2010 were attributable to asset impairments relating to our plan to close one of our satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia.

Interest Income (Expense), Net. Interest income, net increased to $0.1 million for the three months ended March 31, 2011 from interest expense, net of $0.2 million for the three months ended March 31, 2010. This change from interest expense, net to interest income, net was a result of higher rates of interest earned on our cash held in China and interest expense decreasing due to the repayment of our notes payable during fiscal 2010.

Other Income (Expense), Net. Other income, net was $0.2 million for the three months ended March 31, 2011 versus other income, net of $0.3 million for the three months ended March 31, 2010. The decrease was primarily the result of net losses from foreign exchange due to the movement of the U.S. dollar versus the Chinese renminbi (“RMB”) and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended March 31, 2011 and 2010 was 19.3% and 21.7%, respectively. Future tax rates could vary if current tax regulations are changed.

Comparison of the Six Months Ended March 31, 2011 and 2010

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	86.1	84.7

Gross profit	13.9	15.3
Operating expenses:
Research and development	1.2	1.6
Sales and marketing	3.1	3.3
General and administrative	2.2	2.8
Impairment and restructuring	—	0.5

Total operating expenses	6.5	8.2

Operating income	7.4	7.1
Interest income	0.1	0.1
Interest expense	—	(0.2)
Other income (expense), net	—	0.1

Income before income taxes	7.5	7.1
Provision for income taxes	(1.5)	(1.6)

Net income	6.0%	5.5%

Net Sales. Net sales increased to $448.2 million for the six months ended March 31, 2011, from $383.6 million for the six months ended March 31, 2010. The increase of $64.6 million, or 16.8%, was primarily due to new wins for smartphones and tablet programs along with the continued strength of certain existing smartphone programs.

Net sales into the smartphones sector increased to $407.8 million for the six months ended March 31, 2011, from $236.7 million for the six months ended March 31, 2010. The increase of $171.1 million, or 72.3%, was primarily due to a higher consumer demand for smartphones, particularly for those smartphones provided by our customers, as well as a higher flex circuit and assembly content. For the six months ended March 31, 2011 and 2010, the smartphones sector accounted for approximately 91% and 62% of total sales, respectively.

Net sales into the tablets sector were $20.1 million for the six months ended March 31, 2011, versus $1.6 million for the six months ended March 31, 2010. The increase of $18.5 million in sales into the tablets sector was primarily due to increases in both our unit volume and flex circuit and assembly content in this sector. For the six months ended March 31, 2011 and 2010, the tablets sector accounted for approximately 4% and less than 1% of total net sales, respectively.

Net sales into the consumer electronics sector were $6.3 million for the six months ended March 31, 2011, versus $119.6 million for the six months ended March 31, 2010. The decrease in sales into the consumer electronics sector was mainly due to a major program reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 1% and 31% of total net sales for the six months ended March 31, 2011 and 2010, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 86.1% for the six months ended March 31, 2011 compared to 84.7% for the six months ended March 31, 2010. The increase in cost of sales as a percentage of net sales of 1.4% was primarily attributable to higher labor costs in China, the appreciation of the Chinese Yuan and increased fixed costs associated with the addition of a third major manufacturing facility. The third manufacturing facility is currently in the ramp stage and, as a result, is not at full production capacity. Gross profit increased to $62.2 million for the six months ended March 31, 2011 versus $58.8 million for the six months ended March 31, 2010, or 5.8%. As a percentage of net sales, gross profit decreased to 13.9% for the six months ended March 31, 2011 from 15.3% for the six months ended March 31, 2010.

Research and Development. Research and development expense decreased by $0.7 million to $5.6 million for the six months ended March 31, 2011, from $6.3 million for the six months ended March 31, 2010. As a percentage of net sales, research and development expense decreased to 1.2% versus 1.6% in the comparable period of the prior year. The decrease was primarily attributable to the decision to move research and development activities to China and to refocus efforts on printed electronics.

Sales and Marketing. Sales and marketing expense increased by $1.2 million to $13.7 million for the six months ended March 31, 2011, from $12.5 million in the comparable period of the prior year, an increase of 9.6%. The increase was primarily attributable to increased commissions as a result of increased sales volume and program mix changes. As a percentage of net sales, sales and marketing expense decreased to 3.1% versus 3.3% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.1 million to $9.7 million for the six months ended March 31, 2011, from $10.8 million for the six months ended March 31, 2010, a decrease of 10.2%. The decrease was due to efforts in the prior fiscal year to realign functions and reduce outside service costs on a global basis. As a percentage of net sales, general and administrative expense decreased to 2.2% of net sales for the six months ended March 31, 2011 from 2.8% in for the comparable period of the prior year.

Impairment and Restructuring. Impairment and restructuring expenses decreased from $1.9 million for the six months ended March 31, 2010 to zero for the six months ended March 31, 2011. Impairment and restructuring costs in the first and second quarters of fiscal 2010 were attributable to asset impairments relating to our plan to close one of our satellite facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia.

Interest Income (Expense), Net. Interest income, net increased to $0.2 million for the six months ended March 31, 2011 from interest expense, net of $0.3 million for the six months ended March 31, 2010. This change from interest expense, net to interest income, net was a result of higher rates of interest earned on our cash held in China and interest expense decreasing due to the repayment of our notes payable during fiscal 2010.

Other Income (Expense), Net. Other income, net was $0.1 million for the six months ended March 31, 2011 versus other income, net of $0.5 million for the six months ended March 31, 2010. The decrease was primarily the result of net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the six months ended March 31, 2011 and 2010 was 20.4% and 22.4%, respectively.

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

Changes in the principal components of operating cash flows during the six months ended March 31, 2011 were as follows:

•

Our net accounts receivable increased to $150.3 million as of March 31, 2011 from $149.5 million as of September 30, 2010, or 0.5%. Our days sales outstanding increased by five days to 65 days primarily as the result of one customer past due that was substantially collected after March 31, 2011. Our net inventory balances decreased to $72.2 million as of March 31, 2011 from $76.9 million as of September 30, 2010, a decrease of 6.1%. Days in inventory remained relatively constant at 36 days. Our accounts payable decreased to $129.0 million as of March 31, 2011 from $156.9 million as of September 30, 2010, a decrease of 17.8%, as a result of final payments on accrued capital expenditures related to our expansion activities at our third manufacturing facility in Suzhou, China.

•

Depreciation and amortization expense was $22.0 million for the six months ended March 31, 2011 versus $23.7 million for the comparable period of the prior year due to dispositions of equipment associated with our restructuring activities in the United Kingdom, Malaysia and Anaheim, partially offset by an increased fixed asset base in manufacturing operations in China.

Our principal investing and financing activities during the six months ended March 31, 2011 were as follows:

•

Net cash used in investing activities was $22.1 million for the six months ended March 31, 2011. Capital expenditures included cash purchases of $37.5 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. In addition, United States treasury bills amounting to $15.0 million were redeemed during the first fiscal quarter of 2011. As of March 31, 2011, we had outstanding purchase commitments totaling $28.7 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was $0.9 million for the six months ended March 31, 2011 and consisted of repurchases of common stock of $0.9 million, $1.3 million of cash used to net share settle equity awards and was partially offset by $1.3 million of proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at March 31, 2011 and September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2011, no amounts were outstanding under our loan agreements with Bank of America, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $436.4 million, or 97%, of total shipments to these foreign manufacturers during the six months ended March 31, 2011 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. The exchange rate for the RMB to the U.S. dollar has been an average of 6.62 RMB per U.S. dollar for the six months ended March 31, 2011. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars.

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

Risks Related to Our Business

We are heavily dependent upon the smartphone, tablet, and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the six months ended March 31, 2011, 2010 and 2009, approximately 91%, 62% and 49%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone industry; approximately 4%, 0% and 0%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet industry; and approximately 1%, 31% and 26%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics industry. In general, these industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and the industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2010, 2009 and 2008 approximately 98%, 96% and 95% respectively, of our net sales were to only four customers in the aggregate. Approximately 43%, 43% and 45% of our net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were to one customer (not the same customer in each of the three years) and approximately 85%, 80% and 65% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 85% of our net sales in the six months ended March 31, 2011 and 85% of our net sales in the fiscal year ended September 30, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including increasing or removing liability and indemnification thresholds and increasing the length of payment terms, among other terms. Increases in our labor costs, especially in China where we may have little or no advance notice of such increases, changes in contract terms, the extension of payment terms and regular price reductions may result in lower gross margins for us. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products, and our level of automation as compared to our competitors. These trends and factors may harm our business and make it more difficult to compete effectively.

Significant product failures or safety concerns about our or our customers’ products could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our or our customers’ products were to occur or if our, or our customers’, products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial refund, recall, repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly. Because we normally provide a warranty for our products, a significant claim for damages related to a breach of warranty could materially affect our financial results.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, in recent quarters we have experienced shortages in flexible printed circuit materials and have experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods for a variety of reasons, including but not limited to, the recent disasters in Japan. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have experienced a lack of sufficient electricity supply in China and may continue to experience insufficient power supplies from time to time. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities. In addition, China has recently instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, China, the United Kingdom and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	restrictions on our ability to repatriate earnings;

•

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, extremely high increases in the minimum wage, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters, such as earthquakes, or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 98% of the total shipments made to foreign manufacturers during the fiscal year 2010. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the risks of currency fluctuations.

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

Recently, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity. The ultimate effect of these issues is still uncertain. Japanese industry supplies a significant portion of certain items essential to the flexible circuit board manufacturing process and may be adversely affected by these issues. As a result, our ability to produce and deliver products to our customers could be adversely affected. Even if supply is not interrupted or delayed, shortages of key items may result in price increases, which our suppliers may seek to pass on to us. This could also affect our profitability. Our customers outside of Japan may be unable to produce finished products as a result of Japanese-related supply chain disruptions. Our customers might then cancel orders for our products, which could materially affect our revenues and profitability.

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

To remain competitive we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital requirements for our anticipated growth. In addition, we expect that new technology requirements may increase the capital intensity of our business. We may need to raise additional funds through further debt or equity financings in order to fund our anticipated growth and capital expenditures, and we may not be able to raise additional capital on reasonable terms, or at all, particularly given the current uncertainty in global credit markets. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net sales, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from April 1, 2010 through March 31, 2011, our common stock price closed between $19.70 and $29.88 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.1 million shares of common stock outstanding as of March 31, 2011, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(9)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(10)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(11)(3)	Form of Restricted Stock Unit Agreement.

10.60(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(13)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(14)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(14)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(15)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(15)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(16)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(17)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(17)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(17)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(17)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74*	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
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

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.
(17)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 5, 2011	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.38(6)	Master Purchase Agreement between Multi-Fineline Electronix, Inc., Multi-Fineline Electronix (Suzhou) Co., Ltd., and Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. and Sony Ericsson Mobile Communications (USA) Inc. dated April 19, 2006.

10.45(7)(3)	Form of Stock Appreciation Rights Agreement.

10.46(7)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(8)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(9)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(10)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(11)(3)	Form of Restricted Stock Unit Agreement.

10.60(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(12)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(12)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(13)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(14)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(14)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(15)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(15)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(16)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(17)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(17)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(17)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(17)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74*	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

*	Filed herewith
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2005.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
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

(11)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(16)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.
(17)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.