Form 10-Q
period 2011-06-30
MULTI FINELINE ELECTRONIX INC
filed 2011-08-04
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(714) 688-5201

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2011 was 24,096,571.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$100,008	$99,875
Short-term investments	—	14,991
Accounts receivable, net of allowances of $4,028 and $2,354 at June 30, 2011 and September 30, 2010, respectively	135,458	149,469
Inventories	73,285	76,933
Deferred taxes	3,445	3,445
Income taxes receivable	4,548	4,548
Assets held for sale	2,689	2,958
Other current assets	1,991	2,761

Total current assets	321,424	354,980
Property, plant and equipment, net	212,322	185,282
Land use rights	6,595	3,461
Deferred taxes	5,708	5,505
Goodwill	7,537	7,537
Other assets	11,955	5,556

Total assets	$565,541	$562,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$116,842	$156,910
Accrued liabilities	23,981	27,077
Income taxes payable	1,302	4,972

Total current liabilities	142,125	188,959
Other liabilities	15,348	11,830

Total liabilities	157,473	200,789
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2011 and September 30, 2010, respectively; 0 and 0 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2011 and September 30, 2010, respectively; 24,096,571 and 23,916,665 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	2	2
Additional paid-in capital	87,165	85,150
Retained earnings	286,325	250,829
Accumulated other comprehensive income	34,576	25,551

Total stockholders’ equity	408,068	361,532

Total liabilities and stockholders’ equity	$565,541	$562,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$191,838	$181,049	$640,062	$564,623
Cost of sales	168,525	158,808	554,520	483,606

Gross profit	23,313	22,241	85,542	81,017
Operating expenses:
Research and development	2,378	4,442	7,960	10,738
Sales and marketing	5,512	5,088	19,259	17,627
General and administrative	3,800	4,834	13,468	15,610
Impairment and restructuring	999	3,328	999	5,265

Total operating expenses	12,689	17,692	41,686	49,240

Operating income	10,624	4,549	43,856	31,777
Other income (expense), net:
Interest income	213	168	651	370
Interest expense	(123)	(121)	(348)	(667)
Other income (expense), net	261	242	342	739

Income before income taxes	10,975	4,838	44,501	32,219
Provision for income taxes	(2,157)	(2,456)	(9,005)	(8,582)

Net income	$8,818	$2,382	$35,496	$23,637

Net income per share:
Basic	$0.37	$0.09	$1.48	$0.93

Diluted	$0.36	$0.09	$1.46	$0.92

Shares used in computing net income per share:
Basic	24,092,048	25,417,674	24,004,063	25,379,381
Diluted	24,331,731	25,762,862	24,325,067	25,794,568
Other comprehensive income, net of tax:
Net income	$8,818	$2,382	$35,496	$23,637
Foreign currency translation adjustment	3,573	1,174	9,025	1,256

Total comprehensive income	$12,391	$3,556	$44,521	$24,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$35,496	$23,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,717	34,259
Provision for doubtful accounts and returns	9,094	3,656
Deferred taxes	(202)	141
Stock-based compensation expense	2,973	4,294
Asset impairments	999	3,475
Loss (gain) on disposal of equipment	233	(289)
Changes in operating assets and liabilities:
Accounts receivable	4,985	11,544
Inventories	5,435	(3,411)
Due to (from) affiliates, net	3,312	(326)
Other current assets	860	(778)
Other assets	(9,313)	(1,364)
Accounts payable	(45,364)	(16,749)
Accrued liabilities	(5,131)	3,869
Income taxes payable	(3,472)	1,185
Other current liabilities	—	292
Other liabilities	3,513	2,039

Net cash provided by operating activities	37,135	65,474
Cash flows from investing activities
Sales of investments	14,991	6,196
Purchases of investments	—	(4,996)
Purchases of property and equipment	(53,546)	(39,092)
Proceeds from sale of equipment	601	1,453

Net cash used in investing activities	(37,954)	(36,439)
Cash flows from financing activities
Proceeds from exercise of stock options	1,266	1,969
Repayments of long-term debt	—	(11,144)
Tax withholdings for net share settlement of equity awards	(1,315)	(1,248)
Repurchase of common stock	(924)	(8,277)

Net cash used in financing activities	(973)	(18,700)
Effect of exchange rate changes on cash	1,925	201

Net increase in cash	133	10,536
Cash and cash equivalents at the beginning of the period	99,875	139,721

Cash and cash equivalents at the end of the period	$100,008	$150,257

Non-cash investing activities
Purchases of property and equipment	$18,084	$13,786

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 61% and 62% of the Company’s outstanding common stock as of June 30, 2011 and September 30, 2010, respectively, which provides WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative financial instruments are recognized at fair value based on observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions.

Inventories

Inventories are comprised of the following:

	June 30, 2011	September 30, 2010
Raw materials and supplies	$22,234	$32,134
Work-in-progress	18,869	19,855
Finished goods	32,182	24,944

	$73,285	$76,933

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, are comprised of the following:

	June 30, 2011	September 30, 2010
Land	$3,400	$3,730
Building	72,590	55,688
Machinery and equipment	264,069	223,518
Computers and capitalized software	12,220	12,106
Leasehold improvements	15,288	16,550
Construction-in-progress	22,520	23,886

	$390,087	$335,478
Accumulated depreciation and amortization	(177,765)	(150,196)

	$212,322	$185,282

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

Changes in the product warranty accrual for the three months ended June 30, 2011 and 2010 were as follows:

	Balance at April 1	Warranty Expenditures	Provision for (Benefit From) Estimated Warranty Cost	Balance at June 30
Fiscal 2011	$177	$(366)	$740	$551
Fiscal 2010	$609	$(198)	$(62)	$349

Changes in the product warranty accrual for the nine months ended June 30, 2011 and 2010 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2011	$463	$(790)	$878	$551
Fiscal 2010	$541	$(1,647)	$1,455	$349

Derivative Financial Instruments

The Company’s derivative financial instruments are designated to economically hedge the exposure of future cash flows denominated in non-U.S. dollar currency. Derivative financial instruments are measured at fair value and recorded in the condensed consolidated balance sheets as either assets or liabilities. Changes in the fair value of the derivative financial instruments are recorded each period in the condensed consolidated statements of operations or other comprehensive income, depending on whether the derivative instruments are designated as part of the hedge transaction, and if so, the type of hedge transaction.

The Company evaluates its derivative financial instruments as either cash flow hedges (forecasted transactions), fair value hedges (changes in fair value related to recognized assets or liabilities) or derivative financial instruments that do not qualify for hedge accounting. To qualify for hedge accounting, a derivative financial instrument must be highly effective in mitigating the designated risk of the hedged item. For derivative financial instruments that do not qualify for hedge accounting, changes in the fair value are reported in current period earnings.

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the condensed consolidated balance sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the condensed consolidated statements of operations. Realized gains (losses) will be recognized at maturity as other income (expense), net in the condensed consolidated statements of operations. The cash flows

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

from derivative financial instruments are classified as cash flows from operating activities in the condensed consolidated cash flows statements. The Company recognized unrealized losses of $50 during the three and nine months ended June 30, 2011 and $0 during the three and nine months ended June 30, 2010, respectively, related to outstanding derivative financial instruments. See Note 9 for further information on derivative financial instruments.

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Basic weighted-average number of common shares outstanding	24,092,048	25,417,674	24,004,063	25,379,381
Dilutive effect of potential common shares	239,683	345,188	321,004	415,187

Diluted weighted-average number of common and potential common shares outstanding	24,331,731	25,762,862	24,325,067	25,794,568

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	301,476	174,400	280,817	148,293

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of June 30, 2011 and September 30, 2010, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $35,176 and $38,054, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of June 30, 2011 and September 30, 2010 were $15,962 and $13,386, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
OEM C	54%	46%	41%	47%
OEM D	34%	38%	45%	39%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net sales into the Company’s largest sectors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Smartphones	72%	64%	85%	63%
Tablets	23%	2%	10%	1%
Consumer electronics	1%	28%	1%	30%

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for the tablets sector separate from the consumer electronics sector. All of these sectors are subject to economic cycles and have experienced periods of slowdown in the past.

3. Lines of Credit

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese renminbi (“RMB”) ($30,904 at June 30, 2011). The line of credit will mature in July 2013.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities, for 150,000 RMB each ($23,178 each at June 30, 2011). The lines of credit will mature in March 2013.

In February 2009, the Company and MFLEX Singapore entered into a Loan and Security Agreement with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements. The line of credit will mature in February 2012.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010
Line of credit (ABC)	$30,904	$29,846	$—	$—
Line of credit (CCB)	46,356	44,768	—	—
Line of credit (BOA)	20,526	30,000	—	—

	$97,786	$104,614	$—	$—

As of June 30, 2011, the Company was in compliance with all covenants under the lines of credit.

4. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment in which it is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the condensed consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales
United States	$4,980	$10,718	$16,985	$56,582
China	176,566	182,104	577,280	474,476
Singapore	184,916	181,072	619,920	531,755
Other	233	121	374	574
Eliminations	(174,857)	(192,966)	(574,497)	(498,764)

Total	$191,838	$181,049	$640,062	$564,623

Operating income (loss)
United States	$(3,081)	$(3,125)	$(8,412)	$(10,425)
China	5,498	10,659	13,637	21,045
Singapore	9,246	2,074	41,754	32,158
Other	(783)	(4,536)	(2,586)	(10,505)
Eliminations	(256)	(523)	(537)	(496)

Total	$10,624	$4,549	$43,856	$31,777

Depreciation and amortization
United States	$934	$985	$2,733	$3,496
China	10,688	8,830	30,750	28,707
Singapore	24	17	72	37
Other	48	687	162	2,019

Total	$11,694	$10,519	$33,717	$34,259

			June 30, 2011	September 30, 2010
Total assets
United States			$170,110	$192,559
China			335,510	285,945
Singapore			272,717	268,186
Other			5,228	5,873
Eliminations			(218,024)	(190,242)

Total			$565,541	$562,321

5. Equity Incentive Plans

Stock Options

Stock option activity for the nine months ended June 30, 2011 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2010	328,599	$11.57
Granted	—	—
Exercised	(89,619)	13.94
Forfeited	(2,700)	10.00

Options outstanding and exercisable at June 30, 2011	236,280	$10.69	$2,581	3.0

Vested and expected to vest at June 30, 2011	236,280	$10.69	$2,581	3.0

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

No compensation costs were recognized during the three and nine months ended June 30, 2011 and 2010 related to stock options. The aggregate intrinsic value of stock options exercised was $0 and $1,346 during the three and nine months ended June 30, 2011 and was $887 and $3,218 during the three and nine months ended June 30, 2010, respectively. No unearned compensation existed as of June 30, 2011 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three and nine months ended June 30, 2011, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 5,665 and 212,327 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

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

During the third fiscal quarter of 2011, the two-thirds of the November 2010 Awards which contained only performance conditions were deemed not probable of meeting such objectives, and as a result, the Company reversed $216 of compensation costs related to these awards.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

On November 16, 2009, the Administrator approved the grant of 117,826 performance-based RSUs (the “November 2009 Awards”). The November 2009 Awards vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. During the third fiscal quarter of 2011, the November 2009 Awards were deemed not probable of meeting the defined performance objectives, and as a result, the Company reversed $1,251 of compensation costs related to these awards.

RSU activity for the nine months ended June 30, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2010	479,019	$21.68
Granted	307,206	22.38
Vested	(186,463)	19.34
Forfeited	(51,953)	23.37

Non-vested shares outstanding at June 30, 2011	547,809	$22.71

The Company recognized compensation costs related to RSUs of $(406) and $2,272 during the three and nine months ended June 30, 2011 and $1,246 and $3,693 during the three and nine months ended June 30, 2010, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the nine months ended June 30, 2011 and 2010 was $22.38 and $25.94, respectively. The weighted-average grant-date fair value of RSUs vested during the nine months ended June 30, 2011 and 2010 was $19.34 and $17.68, respectively. Unearned compensation of $5,982 existed as of June 30, 2011 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.4 years.

Stock Appreciation Rights

During the nine months ended June 30, 2011, the Administrator approved the grant of stock appreciation rights (“SSAR” or “SSARs”) to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

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

SSARs activity for the nine months ended June 30, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2010	295,282	$21.16
Granted	125,780	22.17
Exercised	—	—
Forfeited	(50,659)	21.60

SSARs outstanding at June 30, 2011	370,403	$21.44	$823	8.48

SSARs expected to vest after June 30, 2011	354,705	$21.37	$809	8.47

The Company recognized compensation costs of $192 and $717 during the three and nine months ended June 30, 2011 and $320 and $712 during the three and nine months ended June 30, 2010, respectively, related to SSARs. No SSARs were

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

exercised or were exercisable during the nine months ended June 30, 2011 and 2010. Unearned compensation as of June 30, 2011 was $1,730 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.4 years.

6. Share Repurchase Program

On December 5, 2008, the Board approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. This amount represented approximately nine percent of the Company’s common stock outstanding as of June 30, 2011. As of December 31, 2010, the Company had completed the repurchase of all shares authorized for repurchase under this program.

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

7. Income Taxes

As of June 30, 2011, the liability for income taxes associated with uncertain tax positions increased to $14,149 from $11,372 as of September 30, 2010. On a net basis, as of June 30, 2011 and September 30, 2010, these liabilities are reduced by $4,818 and $4,723, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $9,331 at June 30, 2011 and $6,649 at September 30, 2010, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate of 10% of their profits. For the nine months ended June 30, 2011, the Company realized tax savings for these operations. However, the tax incentive may be challenged, modified or eliminated by taxing authorities or changes in law.

8. Impairment and Restructuring

Anaheim (Fiscal Year 2010)

In February 2010, the Company committed to close one of its facilities in Anaheim as part of a strategic effort to move more functions, specifically low-volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $2,117 were recorded during fiscal 2010, including $1,480 of machinery and equipment and $637 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, a net gain on sale of assets of $578, pre-tax one-time termination benefits charges of $1,213 and other restructuring-related charges of $1,161 were recorded during fiscal 2010. The total amount expected to be incurred in connection with the closure of the facility in Anaheim was $3,913 as of September 30, 2010, all of which was recorded during fiscal 2010.

During the third fiscal quarter of 2011, the Company evaluated a Company-owned building in Anaheim under the “Long-Lived Assets to Be Disposed of by Sale” classification, and determined that the building should be classified as assets held for sale as of June 30, 2011. Based on the Company’s evaluation of the recoverability of the impacted long-lived assets, a pre-tax impairment charge of $92 was recorded in the third fiscal quarter of 2011. As of June 30, 2011, the Company recorded $638 as assets held for sale related to the Company-owned building in Anaheim.

Aurora Optical (Fiscal Year 2008)

In the third fiscal quarter of 2011, the Company recorded impairment charges of $907 related to its Arizona facility of Aurora Optical, which was closed during the fourth fiscal quarter of 2008. The related charges were due to further market decline in commercial real estate values in fiscal 2011. As of June 30, 2011, the Company recorded $2,051 as assets held for sale related to the former Aurora Optical land and building.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the nine months ended June 30, 2011:

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2010	$547	$502	$1,049
Restructuring charges	—	—	—
Utilization	(524)	(497)	(1,021)
Adjustments	(23)	7	(16)

Accrual balance as of June 30, 2011	$—	$12	$12

9. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company transacts business in various foreign countries and is therefore exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to purchases, obligations, and monetary assets and liabilities that are denominated in currencies other than the Company’s reporting currency. The Company has established foreign currency risk management programs to protect against volatility in the value of non-U.S. dollar denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As a result, the Company enters into certain foreign currency forward contracts to hedge its aforementioned currency exposures.

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of June 30, 2011, the aggregate notional amount of the Company’s outstanding foreign currency non-deliverable forward contracts (“NDF Contracts”) is summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥64,330	$10,000

The changes in fair value of its derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of operations. The Company recognized realized losses of $11 during the three and nine months ended June 30, 2011 and $0 during the three and nine months ended June 30, 2010, respectively, related to settlement of NDF Contracts. The Company also recognized unrealized losses of $50 during the three and nine months ended June 30, 2011 and $0 during the three and nine months ended June 30, 2010, respectively, related to outstanding NDF Contracts. See Note 10 for further information on fair value measurements.

10. Fair Value Measurements

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

Level 3: unobservable inputs that are not corroborated by market data

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Derivative Financial Instruments

For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to derivative financial instruments were measured at fair value as of June 30, 2011. The fair value was determined based on Level 2 inputs, which consist of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions. The Company’s derivative financial instruments measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of June 30, 2011
	Level 1	Level 2	Level 3
Accrued liabilities:
NDF contracts	—	$(50)	—

	$—	$(50)	$—

There were no assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

Long-lived Assets

For recognition purposes, on a non-recurring basis, the Company measured certain of its long-lived assets at fair value as of June 30, 2011. The fair value was determined based on Level 2 inputs, which consist of unobservable inputs that are corroborated by market data, whereby reflecting the price that would be received for these assets in their current condition and location. The fair value of the long-lived assets was determined based on a current market value comparison analysis with similar assets in the area. The fair value less costs to sell including broker commissions, legal and title transfer fees and closing costs were incorporated to determine the fair value as of June 30, 2011.

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of June 30, 2011
	Level 1	Level 2	Level 3
Assets held for sale:
Long-lived assets	—	$2,689	—

	$—	$2,689	$—

The long-lived assets had carrying amounts of $3,688, which were written down to their fair value of $2,689, resulting in impairment charges of $999 (of which $242 were costs to sell) included in earnings during the third fiscal quarter of 2011.

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

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability.

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

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	87.8	87.7

Gross profit	12.2	12.3
Operating expenses:
Research and development	1.2	2.5
Sales and marketing	2.9	2.8
General and administrative	2.0	2.7
Impairment and restructuring	0.5	1.8

Total operating expenses	6.6	9.8

Operating income	5.6	2.5
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.1	0.1

Income before income taxes	5.7	2.6
Provision for income taxes	(1.1)	(1.3)

Net income	4.6%	1.3%

Net Sales. Total net sales increased to $191.8 million for the three months ended June 30, 2011, from $181.0 million for the three months ended June 30, 2010. The increase of $10.8 million, or 6.0%, was primarily due to growth in tablet and smartphone programs, partially offset by declines in consumer electronics programs, as further quantified below.

Net sales into the smartphones sector increased to $137.4 million for the three months ended June 30, 2011, from $116.2 million for the three months ended June 30, 2010. The increase of $21.2 million, or 18.2%, was primarily due to higher demand for smartphones from one of our key customers resulting in sales increases to this customer of approximately $32.1 million, partially offset by a reduction in demand for smartphones from another of our key customers resulting in sales decreases to this customer of approximately $4.1 million. For the three months ended June 30, 2011 and 2010, the smartphones sector accounted for approximately 72% and 64% of total sales, respectively.

Net sales into the tablets sector increased to $44.4 million for the three months ended June 30, 2011, versus $3.0 million for the three months ended June 30, 2010. The increase of $41.4 million in sales into the tablets sector was primarily due to increased demand for products from one of our key customers in this sector. For the three months ended June 30, 2011 and 2010, the tablets sector accounted for approximately 23% and 2% of total sales, respectively.

Net sales into the consumer electronics sector (which excludes sales into the tablets sector) were $1.4 million for the three months ended June 30, 2011, versus $49.9 million for the three months ended June 30, 2010. The decrease in sales into the consumer electronics sector was due to one of our customer’s programs, which incorporates our flex assembly, reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 1% and 28% of total net sales for the three months ended June 30, 2011 and 2010, respectively. Going forward, we expect sales into the consumer electronics sector to fluctuate from quarter to quarter based on customer product mix.

For the fourth fiscal quarter of 2011, we expect net sales to be in the range of $190 to $210 million.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased slightly to 87.8% for the three months ended June 30, 2011 compared to 87.7% for the three months ended June 30, 2010. The increase in cost of sales as a percentage of net sales of 0.1% was primarily attributable to increase in labor costs in China of approximately 150 basis points, the appreciation of the Chinese Yuan of approximately 100 basis points and increased overhead costs from the start-up of our newly added manufacturing capacity in China of approximately 100 basis points. These increases were partially offset by lower operating costs from the consolidation of Anaheim and Malaysia production into our Chinese facilities of approximately 90 basis points and lower material content due to product mix and other offsets resulting in approximately a 250 basis point reduction. Gross profit increased to $23.3 million for the three months ended June 30, 2011 versus $22.2 million for the three months ended June 30, 2010, or 5.0%. As a percentage of net sales, gross profit decreased to 12.2% for the three months ended June 30, 2011 from 12.3% for the three months ended June 30, 2010. For the fourth fiscal quarter of 2011, we expect gross margins to range between 11% and 12% based on our projected product mix and sales volume.

Research and Development. Research and development expense decreased by $2.0 million to $2.4 million for the three months ended June 30, 2011, from $4.4 million for the three months ended June 30, 2010. As a percentage of net sales, research and development expense decreased to 1.2% versus 2.5% in the comparable period of the prior year, due to our decision to move research and development activities to China where labor costs are lower. In addition, we have refocused research and development efforts on a few key research and development activities within the United States, United Kingdom and China operations. We expect research and development expenses to slowly increase as we expand our research and development efforts, mainly in China.

Sales and Marketing. Sales and marketing expense increased by $0.4 million to $5.5 million for the three months ended June 30, 2011, from $5.1 million in the comparable period of the prior year, an increase of 7.8%. The increase was primarily attributable to increased total commissions of $0.5 million as a result of the increased sales volumes previously mentioned, partially offset by the reversal of performance-based equity awards that were deemed not probable of meeting the defined performance objectives during the third fiscal quarter of 2011 of approximately $0.5 million. As a percentage of net sales, sales and marketing expense increased slightly to 2.9% versus 2.8% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.0 million to $3.8 million for the three months ended June 30, 2011, from $4.8 million for the three months ended June 30, 2010, a decrease of 20.8%. The decrease was primarily due to the reversal of performance-based equity awards that were deemed not probable of meeting the defined performance objectives during the third fiscal quarter of 2011 of approximately $1.0 million. As a percentage of net sales, general and administrative expense decreased to 2.0% of net sales for the three months ended June 30, 2011 from 2.7% in the comparable period of the prior year.

We expect total operating expenses, as a percentage of net sales, to be approximately 6.5% in the fourth fiscal quarter of 2011.

Impairment and Restructuring. Impairment and restructuring expenses decreased from $3.3 million for the three months ended June 30, 2010 to $1.0 million for the three months ended June 30, 2011. Impairment and restructuring expenses in the third fiscal quarter of 2011 were attributable to asset impairments relating to our held-for-sale properties in Arizona and Anaheim due to market decline in commercial real estate values in fiscal 2011. Impairment and restructuring expenses in the third fiscal quarter of 2010 were attributable to asset impairments relating to our plan to close one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia. In addition, in the third fiscal quarter of 2010, we incurred asset impairments relating to our plan to close our facility in Malaysia in order to move the related functions to China and one-time termination benefits charges related to our plan to close our Malaysia facility.

Other Income (Expense), Net. Other income, net was $0.3 million for the three months ended June 30, 2011, versus other income, net of $0.2 million for the three months ended June 30, 2010. The increase was primarily the result of net gains from foreign exchange due to the movement of the U.S. dollar versus the Chinese renminbi (“RMB”) and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended June 30, 2011 and 2010 was 19.7% and 50.8%, respectively. The third fiscal quarter of 2010 had a higher tax rate primarily due to the write-off of a deferred tax asset related to the closure of our Malaysia facility of $0.9 million. We expect future tax rates to vary if current tax regulations change.

Comparison of the Nine Months Ended June 30, 2011 and 2010

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	86.6	85.7

Gross profit	13.4	14.3
Operating expenses:
Research and development	1.2	1.9
Sales and marketing	3.0	3.1
General and administrative	2.1	2.8
Impairment and restructuring	0.2	0.9

Total operating expenses	6.5	8.7

Operating income	6.9	5.6
Interest income	0.1	0.1
Interest expense	—	(0.1)
Other income (expense), net	—	0.1

Income before income taxes	7.0	5.7
Provision for income taxes	(1.4)	(1.5)

Net income	5.6%	4.2%

Net Sales. Total net sales increased to $640.1 million for the nine months ended June 30, 2011, from $564.6 million for the nine months ended June 30, 2010. The increase of $75.5 million, or 13.4%, was primarily due to growth in smartphone and tablet programs, partially offset by declines in consumer electronics programs as further quantified below.

Net sales into the smartphones sector increased to $545.0 million for the nine months ended June 30, 2011, from $352.9 million for the nine months ended June 30, 2010. The increase of $192.1 million, or 54.4%, was primarily due to higher demand for smartphones from two of our key customers resulting in sales increases of approximately $170.6 million to these customers. For the nine months ended June 30, 2011 and 2010, the smartphones sector accounted for approximately 85% and 63% of total sales, respectively.

Net sales into the tablets sector were $64.4 million for the nine months ended June 30, 2011, versus $4.6 million for the nine months ended June 30, 2010. The increase of $59.8 million in sales into the tablets sector was primarily due to increased demand for products from one of our key customers in this sector. For the nine months ended June 30, 2011 and 2010, the tablets sector accounted for approximately 10% and 1% of total net sales, respectively.

Net sales into the consumer electronics sector were $7.7 million for the nine months ended June 30, 2011, versus $169.5 million for the nine months ended June 30, 2010. The decrease in sales into the consumer electronics sector was due to one of our customer’s programs, which incorporates our flex assembly, reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 1% and 30% of total net sales for the nine months ended June 30, 2011 and 2010, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 86.6% for the nine months ended June 30, 2011 compared to 85.7% for the nine months ended June 30, 2010. The increase in cost of sales as a percentage of net sales of 0.9% was primarily attributable to an increase in labor and overhead as a percentage of sales of 3.0% as a result higher labor costs in China, the appreciation of the Chinese Yuan and additional fixed costs associated with the start-up of our newly added manufacturing capacity in China, partially offset by a decrease in material cost as a percentage of sales of 2.1% as a result of a shift in product mix to less material intensive programs. Gross profit increased to $85.5 million for the nine months ended June 30, 2011, versus $81.0 million for the nine months ended June 30, 2010, or 5.6%. As a percentage of net sales, gross profit decreased to 13.4% for the nine months ended June 30, 2011 from 14.3% for the nine months ended June 30, 2010.

Research and Development. Research and development expense decreased by $2.7 million to $8.0 million for the nine months ended June 30, 2011, from $10.7 million for the nine months ended June 30, 2010. As a percentage of net sales, research and development expense decreased to 1.2% versus 1.9% in the comparable period of the prior year. The decrease was primarily attributable to our decision to move research and development activities to China where labor costs are lower. In addition, we have refocused research and development efforts on a few key research and development activities within the United States, United Kingdom and China.

Sales and Marketing. Sales and marketing expense increased by $1.7 million to $19.3 million for the nine months ended June 30, 2011, from $17.6 million in the comparable period of the prior year, an increase of 9.7%. The increase was primarily attributable to increased total commissions of $1.7 million as a result of the increased sales volumes previously mentioned, partially offset by the reversal of performance-based equity awards that were deemed not probable of meeting the defined performance objectives during the third fiscal quarter of 2011 of approximately $0.5 million. As a percentage of net sales, sales and marketing expense decreased slightly to 3.0% versus 3.1% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $2.1 million to $13.5 million for the nine months ended June 30, 2011, from $15.6 million for the nine months ended June 30, 2010, a decrease of 13.5%. The decrease was primarily due to the reversal of performance-based equity awards that were deemed not probable of meeting the defined performance objectives during the third fiscal quarter of fiscal 2011 of approximately $1.0 million, coupled with efforts in the prior fiscal year to realign functions and reduce outside service costs on a global basis. As a percentage of net sales, general and administrative expense decreased to 2.1% of net sales for the nine months ended June 30, 2011 from 2.8% in the comparable period of the prior year.

Impairment and Restructuring. Impairment and restructuring expenses decreased from $5.3 million for the nine months ended June 30, 2010 to $1.0 million for the nine months ended June 30, 2011. Impairment and restructuring expenses for the nine months ended June 30, 2011 were attributable to asset impairments relating to our held-for-sale properties in Arizona and Anaheim due to market decline in commercial real estate values in fiscal 2011. Impairment and restructuring expenses for the nine months ended June 30, 2010 was primarily attributable to asset impairments relating to our plan to close one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia. In addition, we incurred asset impairments and one-time termination benefits charges relating to our plan to close our facility in Malaysia in order to move the related functions to China as part of our cost reduction efforts in fiscal 2010.

Other Income (Expense), Net. Other income, net was $0.3 million for the nine months ended June 30, 2011 versus other income, net of $0.7 million for the nine months ended June 30, 2010. The decrease was primarily the result of net losses from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the nine months ended June 30, 2011 and 2010 was 20.2% and 26.6%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and our ability to borrow under our various credit facilities. Our principal uses of cash have been to finance working capital, facility expansions, stock repurchases and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings.

Changes in the principal components of operating cash flows during the nine months ended June 30, 2011 were as follows:

•

Our net accounts receivable decreased to $135.5 million as of June 30, 2011 from $149.5 million as of September 30, 2010, or 9.4%. The decrease in accounts receivable was primarily due to decreased sales as a result of seasonality, partially offset by our days sales outstanding increasing by five days to 64 days primarily as the result of changes in payment terms with certain customers. Our net inventory balances decreased to $73.3 million as of June 30, 2011 from $76.9 million as of September 30, 2010, a decrease of 4.7%. Days in inventory increased three days to 39 days primarily as the result of customer requests to stock finished goods inventory at our hub locations that are close in proximity to their facilities. Our accounts payable decreased to $116.8 million as of June 30, 2011 from $156.9 million as of September 30, 2010, a decrease of 25.6%, mainly as a result of final payments on accrued capital expenditures related to our expansion activities at our third manufacturing facility in Suzhou, China.

•

Depreciation and amortization expense was $33.7 million for the nine months ended June 30, 2011, versus $34.3 million for the comparable period of the prior year due to dispositions of equipment associated with our restructuring activities in the United Kingdom, Malaysia and Anaheim, partially offset by an increased fixed asset base in manufacturing operations in China.

Our principal investing and financing activities during the nine months ended June 30, 2011 were as follows:

•

Net cash used in investing activities was $38.0 million for the nine months ended June 30, 2011. Capital expenditures included cash purchases of $53.5 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. In addition, United States treasury bills amounting to $15.0 million were redeemed during the first fiscal quarter of 2011. As of June 30, 2011, we had outstanding purchase commitments totaling $35.2 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was approximately $1.0 million for the nine months ended June 30, 2011 and consisted of repurchases of common stock of $0.9 million, $1.3 million of cash used to net share settle equity awards and was partially offset by $1.2 million of proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at June 30, 2011 and September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2011, no amounts were outstanding under our loan agreements with Bank of America, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $621.8 million, or 97%, of total shipments to these foreign manufacturers during the nine months ended June 30, 2011 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.58 RMB per U.S. dollar for the nine months ended June 30, 2011. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At June 30, 2011, we had outstanding non-deliverable forward contracts with notional amounts aggregating to approximately 64.3 million RMB (approximately $10.0 million U.S. dollars) and the recorded fair values of the associated liabilities were not material.

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

Risks Related to Our Business

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the nine months ended June 30, 2011, 2010 and 2009, approximately 85%, 63% and 54%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone industry; approximately 10%, 1% and 0%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet industry; and approximately 1%, 30% and 24%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics industry (excluding tablets). In general, these industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and the industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2010, 2009 and 2008 approximately 98%, 96% and 95% respectively, of our net sales were to only four customers in the aggregate. Approximately 43%, 43% and 45% of our net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were to one customer (not the same customer in each of the three years) and approximately 85%, 80% and 65% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 86% of our net sales in the nine months ended June 30, 2011 and 85% of our net sales in the fiscal year ended September 30, 2010. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

We will have difficulty selling our products if customers do not design flexible printed circuits and assemblies into their product offerings or our customers’ product offerings are not commercially successful.

We sell our flexible printed circuits and assemblies directly or indirectly to OEMs, who include our flexible circuits and component assemblies in their product offerings. We must continue to design our products into our customers’ product offerings in order to remain competitive. However, our OEM customers may decide not to design flexible printed circuits into their product offerings (or may reduce the amount of flex in a product offering), or may procure flexible printed circuits from one of our competitors. If an OEM selects one of our competitors to provide a product instead of us or switches to alternative technologies developed or manufactured by one or more of our competitors, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Even if an OEM designs one of our products into its product offering, the product may not be commercially successful or may experience product failures, we may not receive any orders from that manufacturer, the OEM may qualify additional vendors for the product or we could be undercut by a competitor’s pricing. Additionally, if an OEM selects one or more of our competitors, they may rely upon such competitors for the life of specific offering and subsequent generations of similar offerings. Any of these events would result in fewer sales and reduced profits for us, and could adversely affect the accuracy of any forward-looking guidance we may give.

Changes in the products our customers buy from us, or in which of our customers buy from us, can significantly affect our capacity, net sales and profitability.

We sell our flexible printed circuits and flex assemblies to a limited number of customers, who typically purchase these products from us for numerous programs at any particular time. Customer programs differ in design and material content and our products’ prices and profitability are dependent on a wide variety of factors, included without limitation, expected volumes, assumed yields, material costs, actual yields and the amount of third-party components within the program. If we lose sales for a program that has higher material content, we may have to replace it with sales for a program that has lower material content, thus requiring additional capacity to generate the same amount of net sales. We may not have such capacity available (or it may not be economically advantageous to acquire such capacity), which could then result in lower net sales. In addition, if we were to utilize our capacity to increase sales of bare flex (flex without assembly), this could also generate lower net sales at potentially different (higher or lower) profitability levels.

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

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain products we produce in order to gain additional orders on a particular program. A typical life cycle for one of our products has our selling price decrease as the program matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales may increase, which would harm our profitability and could affect our working capital levels.

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including increasing or removing liability and indemnification thresholds and increasing the length of payment terms, among other terms. Increases in our labor costs, especially in China where we may have little or no advance notice of such increases, changes in contract terms, the extension of payment terms and regular price reductions may result in lower gross margins for us. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products and our level of automation as compared to our competitors. These trends and factors may harm our business and make it more difficult to compete effectively.

Significant product failures or safety concerns about our or our customers’ products could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our or our customers’ products were to occur or if our, or our customers’, products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial refund, recall, repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly. Recent pronouncements by the World Health Organization listing mobile phone use as possibly carcinogenic may affect our customers’ sales and in turn affect our sales to our customers. Because we normally provide a warranty for our products, a significant claim for damages related to a breach of warranty could materially affect our financial results.

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

We have experienced a lack of sufficient electricity supply and expect to continue to experience insufficient power supplies from time to time, especially during the warmer summer months in China. In addition, China has recently instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

If we encounter problems during the expansion and continuing expanded use of our operation management and information systems, we could experience a disruption of our operations and unanticipated increases in our costs.

We are in the process of expanding our information systems for certain of our China facilities. Any problems encountered in the expansion of these systems and continued use and reliance on such systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

WBL Corporation Limited beneficially owns approximately 61% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 61% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock.

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

In recent years, global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak. The instability of the markets and weakness of the economy could affect the demand for our customers’ products, the amount, timing and stability of their orders to us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us. These factors could adversely affect our operations, earnings and financial condition.

Tax positions we have taken may be challenged and we are subject to the risk of changing income tax rates and laws.

From time to time, we may be subject to various types of tax audits, during which tax positions we have taken may be challenged and overturned. If this were to occur, our tax rates could significantly increase and we may be required to pay significant back taxes, interests and/or penalties. In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, in February 2011, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2012. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from July 1, 2010 through June 30, 2011, our common stock price closed between $19.70 and $29.88 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.1 million shares of common stock outstanding as of June 30, 2011, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.46(6)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(12)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(13)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(13)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(14)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(14)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(15)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(16)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(16)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(16)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(16)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(17)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed
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

(10)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(12)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(15)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.
(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(17)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 4, 2011	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.2(1)(3)	1994 Stock Plan of the Company, as amended.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.46(6)	Share Purchase Agreement by and among Multi-Fineline Electronix Singapore Pte. Ltd., Pelikon Limited, Multi-Fineline Electronix, Inc., the members of the Company set forth on the signatures pages thereto, and Michael Powell, as the Shareholders’ Representative, dated November 18, 2008.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.64(12)	Engineering, Procurement and Construction/Turn Key Project Agreement by and among MFLEX (Chengdu) Co., Ltd., Beijing Shiyuan Xida Construction and Technology Company, and China Electronics Engineering Design Institute, dated April 15, 2010.

10.65(13)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(13)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(14)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(14)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(15)	Amendment No. 4 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(16)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(16)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(16)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(16)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(17)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed
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

(10)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(12)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2010.
(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(15)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2010.
(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(17)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.