Form 10-K
period 2011-09-30
MULTI FINELINE ELECTRONIX INC
filed 2011-11-14
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

(714) 688-5201

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on March 31, 2011) was $257,393,689. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2011 was 24,051,090.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders expected to be held in March 2012.

Multi-Fineline Electronix, Inc.

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to the factors set forth in such Risk Factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Anaheim, California; Suzhou, China; Chengdu, China; Cambridge, England; Korea; Taiwan; and Singapore, we offer a global service and support base for the sale, design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and Research In Motion Limited and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, we seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: two located in the Peoples’ Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”); except where it is made clear that the term means only the parent company. In October 2011, we incorporated a wholly owned subsidiary located in Korea: MFLEX Korea Limited (“MKR”).

Industry Background

We believe that the global market for flexible printed circuits will continue to grow over the coming years as consumers continue to demand smaller, more functional devices. Given inherent design and cost advantages of flexible printed circuits, they continue to be a favored solution for electronics manufacturers who are striving to increase the features and functionality of electronic devices while optimizing the size, shape and weight of such devices. Asia is one of the largest and fastest growing markets for flexible printed circuits, largely because of two trends that occurred in the early 1990s: the outsourcing by OEMs of their manufacturing needs and the shifting of manufacturing facilities from the United States to countries in Asia.

Historically, electronics manufacturers have relied upon rigid printed circuit boards to provide the electrical interconnections between the components in electronics devices. Rigid printed circuit boards consist of boards that contain multiple transistors, microprocessors and other components that are connected by copper wires embedded on the circuit board. Given that rigid printed circuit boards cannot bend or twist and are thicker and heavier than flexible circuit boards, they inherently limit the design options available to engineers. For example, in order to design and build “flip-phone” style feature phones, engineers had to create a method to connect the rigid printed circuit board in the base of the phone with the rigid printed circuit board in the screen. Copper wires could not be used because they are subject to failure as a result of stress from the constant bending and flexing of the wires; therefore, design engineers had to look to new materials to provide a means of electrical interconnection between the various components of the device.

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

•

Our Design and Application Engineering Expertise Supports Our Strong Customer Relationships. Our expertise in designing and manufacturing flexible printed circuits and component assemblies has enabled us to become a partner to our customers at the earliest stages of product development. We employ our design and application engineers as part of our sales process; therefore, our customers rely on us to assist them in the early design phase of their products. Early design participation enables us to gain intricate knowledge of our customers’ products and thereby provide value-added engineering support to them. Early design participation also enables our customers to achieve lower production costs through better product design for manufacturing and utilization of our flexible printed circuit assembly expertise. In addition, early design participation fosters strong relationships with our customers, often resulting in their reliance on our products and engineering support for the life of the specific application and subsequent generations of similar applications. We are also continuing to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia.

•

Our Manufacturing Capabilities. Our China manufacturing facilities are organized to ramp production of new products from prototype stage to high volume, while allowing us to consolidate the labor intensive aspects of high-volume manufacturing in a cost-efficient manner. Since 2000, we have expanded our manufacturing capacity in China by acquiring additional and technologically advanced machinery, and by expanding our manufacturing facilities. Our ongoing attention to integrating the manufacturing processes between our facilities allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to the market and lower the overall costs of our products. We expanded our manufacturing facilities and capital equipment at our manufacturing facility in China in October 2006 and further expanded our assembly operations to satellite facilities during fiscal 2009 and 2008, which increased our manufacturing capacities substantially in China, and enabled us to take on additional high-volume manufacturing programs. In fiscal 2011, we completed construction on a new flexible printed circuit manufacturing facility in Suzhou, China (“MFC3”), and completed construction for a flexible printed circuit assembly facility at MFLEX Chengdu. While we believe our Chinese manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including, among others, those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

•

Our Forward Integration in the Value Chain. We have implemented a strategy of upward integration focusing on the value-added services that we provide to our customers, design and application engineering and component assembly, rather than only concentrating on acquiring the capabilities to produce the materials used to manufacture flexible printed circuits. By employing suppliers to provide us with raw materials, we have avoided unnecessary capital equipment and research and development costs and have focused more intensely on the integral steps in the manufacturing process, from design and prototyping to high-volume manufacturing and component assembly. We believe the result of this strategy has been superior design and application engineering expertise, the ability to incorporate different materials options to better meet our customers’ requirements and strong customer relationships.

•

Our Management Experience and Expertise. Our management team has been with us for many years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in our Chinese operations to serve the needs of multinational OEMs and EMS providers; and adopting a forward integration strategy in order to focus on the engineering and assembly needs of our customers.

Business Strategy

Our objective is to continue to expand our customer base and product offering by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies. To achieve our objective, we intend to continue our pursuit of the following strategies:

•

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing. In addition, we intend to continue to leverage our value-added services, which include turnkey component assembly to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By providing customers with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe that eliminates the need of our customers to negotiate with multiple vendors reduces the time-to-market for their products, and contributes to the growth of our market share.

•

Support the Development of Flexible Printed Circuit Technology for New Applications. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend toward miniaturization has and will continue to drive the growth of flexible printed circuits in many new applications and devices in the future. To address these new opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry, where size, shape and weight are primary drivers of product development.

•

Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets and partnering with customers in the early stage design of their products, we strive to both continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture market share in the sectors we serve and attract other companies from the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•

Diversify Our End Customers. We primarily serve the mobility market. Mobility refers to an overall end-market of portable devices that provide access to data (content) and applications that were previously confined to the desktop, server, cloud or living room. We plan to continue to leverage our internal sales force comprised of design and application engineers with our existing outside non-exclusive sales representatives to pursue new customers in the mobility market, as well as in other sectors of the electronics industry where mobility, functionality and packaging size dictate the need for flexible printed circuits and component assemblies.

•

Increase Manufacturing Capacity and Capabilities. We continue to improve our manufacturing capabilities and expanding our engineering capabilities and manufacturing facilities in Asia, while enhancing capabilities and innovation in our research and development centers. In addition, three of our manufacturing facilities in China have been specifically designed and equipped for complex programs, which are flexible printed circuits with smaller features, and a high density of components and interconnection. This capability allows us to offer our customers an efficient, technologically advanced manufacturing process for complex flexible printed circuit fabrication.

•

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies to be able to offer differentiated solutions to our customers. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

Products

Our design and application engineering expertise enables us to offer flexible printed circuit and value-added component assembly and module assembly solutions for a wide range of electronic applications. We offer products in a broad range of sectors, including mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices.

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

Flexible Printed Circuit Assemblies. Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits, cameras, optical sensors and other micro electronic mechanical sensor (“MEMS”) devices to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures. Connector selection is also important in determining the signal integrity of the overall assembly, a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from ordinary passive components to advanced and sophisticated surface mount components.

Mechanical Integration of Flexible Printed Circuit Assemblies. Three dimensional packaging solutions for smartphones, tablets and other consumer electronic devices can be enhanced by integrating mechanical components (metal and plastic chassis using mechanical joining techniques compared to electronic assembly) onto flexible printed circuit assemblies.

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include mobile phones and smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices, and are primarily in what we refer to as the mobility market. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which frequently results in the customer placing our product designs on the customers’ design specifications and can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

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

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2011, approximately 94% of our net sales were to three customers in the aggregate. In addition, approximately 44%, 43% and 43% of our net sales in each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were to one customer (not the same customer in each of the three years), and approximately 86%, 85% and 80% of our net sales were to the same two customers in each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

Our facilities in Asia enable us to manufacture products for shipment anywhere in the world. Information regarding shipments by geographical area is summarized below:

	Fiscal Years Ended September 30,
	2011	2010	2009
United States	9%	11%	16%
Mexico	20%	12%	8%
Canada	3%	7%	6%
China	23%	38%	42%
Hong Kong	35%	20%	14%
Singapore and Malaysia	1%	1%	3%
Europe	9%	6%	11%
Other foreign	0%	5%	0%

Total	100%	100%	100%

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

We then design and manufacture our products to agreed-upon customer specifications. As of September 30, 2011, we engaged the services of non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the United States, Korea and China. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2011, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $168.0 million. We expect to ship this entire backlog during fiscal year 2012. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2010 and 2009, our backlog was $259.5 million and $274.5 million, respectively.

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

Circuit Fabrication Technology. We have extensive experience producing fine-line flexible printed circuits and have developed manufacturing processes that are designed to deliver high-unit volumes at cost-effective yields. In the flexible printed circuit industry, fine-line flexible printed circuits are easier to construct as the thickness of the copper decreases; however, as the thickness of the copper decreases, the cost of fabrication increases. We have developed a manufacturing process to plate in selective regions of the circuitry pattern, such as around the holes used to connect the two sides of a flexible printed circuit. In addition, the normal manufacturing technology, by itself, has been improved with new equipment which enables thicker, less expensive copper to be etched down precisely enough to form fine-line circuitry. The combination of these two processes allows us to achieve finer patterns without a substantial increase in costs and with generally acceptable yields.

In addition to fine-line techniques, we have developed a proprietary process using lasers to drill very small diameter holes, known as micro-vias, for the connection of circuits on the reverse side of the substrate. The combination of multi-layer flexible circuits with fine-lines and micro-vias are part of the new High-Density Interconnect technology that is one of our competitive strengths.

Component Assembly and Test Technology. Our component assembly and test technology involve the arrangement of the circuits on a panel to minimize material waste and facilitate requirements for component assembly, such as placing tooling holes, optical locators for vision-based machines, test points and pre-cut zones to allow part removal without compromising the integrity of the components. We assemble passive electrical and various mechanical components, including capacitors, resistors, integrated circuits, connectors, diodes and other devices to flexible printed circuits. We also perform advanced assembly of integrated circuit devices, as well as the functional testing of these flexible printed circuit component assemblies. Assembling these components directly onto the flexible printed circuit may enhance performance and reduce space, weight and cost.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. Our intellectual property relates to proprietary processes and know-how covering methods of designing and manufacturing flexible printed circuits, attaching components, process technology for circuit manufacturing, and embedded magnetics. We regularly require our employees to enter into confidentiality agreements and assignment of invention agreements to protect our intellectual property. In addition, we consider filing patents on our inventions that are significant to our business, although none of our existing patents or patent applications pertain to inventions that are significant to our current business. We also pursue trademarks where applicable and appropriate.

In the future, we may encounter disputes over rights and obligations concerning intellectual property and we cannot provide assurance that we will prevail in any such intellectual property dispute.

Suppliers

We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources, including E.I. DuPont de Nemours & Co., Mitsui Plastics, Arisawa Manufacturing Co., Ltd and Murata Electronics Trading. For components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

Competition

The flexible printed circuit market is extremely competitive, with a variety of large and small companies offering design and manufacturing services. The flexible printed circuit market is differentiated by customers, applications and geography, with each niche requiring specific combinations of complex packaging and interconnection. We believe that our ability to offer an integrated, end-to-end flexible printed circuit solution has enabled us to compete favorably with respect to design capabilities; product performance, reliability and consistency; price; customer and application support; and resources, equipment and expertise in component assembly and integration of mechanical components including MEMS devices on flexible printed circuits.

We compete on a global level with a number of leading Asian providers, such as Nippon Mektron, Flextronics, Young Poong Electronics (Interflex), Foxconn Electronics, Inc., HI-P Shanghai Co. Ltd., Career Technologies, Sumitomo Electric, and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

We believe that our technology leadership and capabilities in designing and manufacturing flexible printed circuits component assemblies and module assemblies have enabled us to build strong partnerships and customer relationships with many companies. We believe that customers typically rely upon a limited number of vendors’ designs for the life of specific applications and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer for any application once a different vendor has been selected to design and manufacture a specific flexible printed circuit. This market paradigm may provide a barrier to our competitors in the markets in which we compete; however, it may also present an obstacle to our entry into other markets. Any expansion of existing products or services could expose us to new competition. In addition, our competitors may devote significantly greater amounts of their financial, technical and other resources to market, develop and adopt competitive products, and those efforts may materially and adversely affect our market position. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the markets in which we compete.

Employees

As of September 30, 2011, we employed approximately 12,120 full-time employees and 3,800 contract employees. This includes approximately 80 full-time employees in the United States, approximately 11,980 full-time employees and 3,800 contract employees in China, and approximately 60 full-time employees in other locations.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with substantially all of our employees in China. In general, these employment agreements provide for either a one or two-year term.

A trade union was established at MFC on November 10, 2011. On the same day, an employee union charter was unanimously passed, a union committee and audit committee were elected by the employee representatives, and an election of union officials was held. We expect to enter into a collective labor contract with the trade union by the end of fiscal year 2012.

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in China. Given the uncertainties associated with environmental contamination, there can be no assurance that the costs of any remediation will not harm our business, financial condition or results of operations.

We believe we have been operating our facilities in material compliance with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures in the fiscal year 2012.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2011:

Name	Age	Position(s)
Reza Meshgin	48	President and Chief Executive Officer
Thomas Liguori	53	Executive Vice President and Chief Financial Officer
Thomas Lee	52	Executive Vice President of Operations—Program Management
Christine Besnard	41	Executive Vice President, General Counsel and Secretary
Lance Jin	46	Executive Vice President, Managing Director of MFLEX China

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, and Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for Aurora Optical, MFCI, MFLEX Singapore, MFM and MFE, (b) director for MFC and MFLEX Chengdu, (c) chief executive officer and president at Aurora Optical, MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MKR and MFM, (d) executive chairman at MFE, and (e) representative director of MKR.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company, serving as the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM, MKR and MFE, (b) chief financial officer at Aurora Optical, MFCI, MFLEX Singapore, MFM, MKR and MFE and (c) legal representative for MFLEX Singapore in China for our two Chinese subsidiaries.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. From May 2002 until March 2011, Mr. Lee served as our Executive Vice President of Operations. Since March 2011, Mr. Lee has

served as our Executive Vice President of Operations—Program Management. Prior to joining us, Mr. Lee served as a Mechanical Engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in Mechanical Engineering from the Rangoon Institute of Technology in Burma. Mr. Lee also holds the following positions at our wholly owned subsidiaries: (a) Executive Vice President of MSG, and (b) Executive VP of Operations—Program Management of MKR.

Christine Besnard joined us as General Counsel in August 2004, assumed the role of Secretary in March 2005, was named Vice President in March 2006 and Executive Vice President in March 2011. Prior to joining us, Ms. Besnard was senior corporate counsel at Sage Software, Inc., from August 2000 to July 2004, and a corporate securities associate at Pillsbury, Madison & Sutro LLP. Ms. Besnard holds a bachelor’s degree in political science from San Diego State University and a juris doctor from the University of Southern California Law Center. She was admitted to the California State Bar in 1997. Ms. Besnard holds the following positions at our wholly owned subsidiaries: (a) director for Aurora Optical, MFCI, MFC, MFLEX Chengdu, MFM, MKR and MFE and (b) secretary at Aurora Optical and MFCI.

Lance Jin joined us in May 1995 and since that time has held a variety of positions, including director of business development, telecommunications division manager, program manager and application engineer. In October 2008, Mr. Jin was appointed as our Vice President and Managing Director, Operations and was appointed Executive Vice President and Managing Director of MFLEX China in March 2011. In this role, he is responsible for MFLEX China Operations. Prior to joining MFLEX, Mr. Jin was responsible for business development at the China National Import/Export Corporation. Mr. Jin holds a bachelor’s degree in optical engineering from ZheJiang University in China and a Master’s of Science in Optics and Fine Mechanics from the China Academy of Science. Mr. Jin has also received a Master’s Degree in Business Administration from National University in San Diego. Mr. Jin holds the following positions at our wholly owned subsidiaries: (a) director for MFC and MFLEX Chengdu and (b) legal representative in China for our two Chinese subsidiaries.

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

For the fiscal years ended September 30, 2011, 2010 and 2009, approximately 83%, 68% and 57%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone industry; approximately 13%, 1% and 0%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet industry; and approximately 1%, 24% and 25%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics industry (excluding tablets). In general, these industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and these industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number, of programs. In the fiscal years ended September 30, 2011, 2010 and 2009 approximately 99%, 98% and 96% respectively, of our net sales were to only four customers in the aggregate. Approximately 44%, 43% and 43% of our net sales in each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were to one customer (not the same customer in each of the three years) and approximately 86%, 85% and 80% of our net sales were to two of our customers in each of the three years, respectively. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Changes in the products our customers buy from us, or changes regarding which of our customers buy from us, can significantly affect our capacity, net sales and profitability.

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

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including increasing or removing liability and indemnification thresholds and increasing the length of payment terms, among other terms. Increases in our labor costs, especially in China where we may have little or no advance notice of such increases, changes in contract terms and regular price reductions have historically resulted in lower gross margins for us and may continue to do so in future periods. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products and our level of automation as compared to our competitors. These trends and factors may harm our business and make it more difficult to compete effectively.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer and, from time to time we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, in recent quarters we have experienced shortages in flexible printed circuit materials and have experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods for a variety of reasons, including but not limited to, recent natural disasters. In particular, we expect the flooding in Thailand to negatively affect our industry’s supply chain and overall handset assembly volumes during the next several months. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has recently instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, China, Korea, Taiwan, the United Kingdom and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	restrictions on our ability to repatriate earnings;

•

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, frequent and extremely high increases in the minimum wage, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters, such as earthquakes, floods or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 96% of the total shipments made to foreign manufacturers during the fiscal year 2011. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

We are engaged in a number of manufacturing expansion projects, including new manufacturing facilities in Chengdu, China. In addition, we have been engaged in an international restructuring effort to first transition and then expand various business functions to our offices in Singapore, in order to better align these activities with our international operations and to transition certain production and process research and development to China in continuation of our cost reduction efforts. These efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins.

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

If we encounter problems during the expansion and continuing expanded use of our operations management and information systems, we could experience a disruption of our operations and unanticipated increases in our costs.

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

In recent years, global financial and credit markets have been, and continue to be, unstable and unpredictable. In addition, worldwide economic conditions have been weak and have had an effect on consumer spending. The instability of the markets and weakness of the economy could affect the demand for our customers’ products, the amount, timing and stability of their orders to us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, interest rates, and/or our suppliers’ and customers’ ability to fulfill their obligations to us. These factors could adversely affect our operations, earnings and financial condition.

Tax positions we have taken may be challenged and we are subject to the risk of changing income tax rates and laws.

From time to time, we may be subject to various types of tax audits, during which tax positions we have taken may be challenged and overturned. If this were to occur, our tax rates could significantly increase and we may be required to pay significant back taxes, interests and/or penalties. For example, the Internal Revenue Service is currently examining the Company’s income tax return for fiscal 2007 and any significant proposed adjustments could have a material adverse effect on our results of operations, financial position and cash flows if not resolved favorably. In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken and in February 2011, the United States Department of the Treasury

issued a high-level outline of proposed modifications to international tax laws for fiscal year 2012. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our operations in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations and certain provisions of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo and/or other conflict areas of the world. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

Risks Related to Our Common Stock

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from October 1, 2010 through September 30, 2011, our common stock price closed between $17.35 and $29.88 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.0 million shares of common stock outstanding as of September 30, 2011, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Properties.

The following is a summary of our material properties at September 30, 2011:

Function	Location	Square Feet	Lease Expiration Dates
Executive offices, research and development	Anaheim, California	Owned—95,732	N/A

MFLEX UK Limited—Engineering and research and development of segmented electroluminescent printed displays and SmartInk® technologies	Cambridge, United Kingdom	Leased—8,075	April 2013

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Dongwu Road)	Suzhou, China	Land use rights— 31,600	2050*
		Leased—10,007	October 2011

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Nanhu Road)	Suzhou, China	Land use rights— 394,700	2053*
		Leased—199,952	May 2012

MFLEX Suzhou Co., Ltd.—Circuit fabrication (Shanfeng Road)	Suzhou, China	Land use rights— 621,000	2058*

MFLEX Suzhou Co., Ltd.—Circuit assembly	Puzhuang, China	Land use rights— 720,200	2052*
		Owned—127,000	N/A

MFLEX Chengdu Co., Ltd.—Circuit assembly	Chengdu, China	Land use rights— 259,600	2059*

Multi-Fineline Electronix Singapore Pte. Ltd.—Regional office	Singapore	Leased—7,000	March 2013

MFLEX Korea, Ltd.—Regional office	Suwon, Korea	Leased—554	July 2012

*	We have several parcels that have land use rights expiring in 2050 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

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

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First quarter	$26.87	$21.37	$29.55	$24.85
Second quarter	$29.99	$25.50	$29.57	$20.52
Third quarter	$29.35	$20.01	$27.79	$21.51
Fourth quarter	$22.16	$17.03	$26.97	$19.49

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/2010 – 10/31/2010	42,823	$21.58	42,823	0	(1)
09/01/2011 – 09/30/2011	50,000	$20.14	50,000	1,050,000	(2)

Total	92,823	$20.79	92,823

(1)

On December 5, 2008, our Board of Directors approved the establishment of a share repurchase program for up to 2,250,000 shares in the aggregate of our common stock on the open market; this amount represented approximately nine percent of our common stock outstanding as of November 30, 2008, as reported on our Form 10-K filed with the SEC on December 9, 2008. Stock repurchases under this program could be made from time to time, based on market conditions and other factors, including price, regulatory requirement and capital availability. As of September 30, 2011, we had repurchased a total of 2,250,000 shares for a total value of $48.4 million pursuant to 10b5-1 plans under such share repurchase program.

(2)

Our Board of Directors also provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market; this amount represented approximately five percent of our common stock outstanding as of September 30, 2011. On September 2, 2011, we entered into a 10b5-1 Repurchase Plan Agreement providing for the repurchase of up to 500,000 of such shares. As of September 30, 2011, under such 10b5-1 Repurchase Plan Agreement, we had repurchased a total of 50,000 shares for a total value of $1.0 million.

Holders of Record

Stockholders of record on September 30, 2011 totaled approximately 27. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2006 in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2011, 2010 and 2009 and selected consolidated balance sheet data as of September 30, 2011 and 2010 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2008 and 2007 and selected consolidated balance sheet data as of September 30, 2009, 2008 and 2007 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except shares, per share data and ratios)
Consolidated Statement of Income Data:
Net sales	$831,561	$791,339	$764,432	$728,805	$508,147
Cost of sales	726,850	678,294	653,568	611,517	461,376

Gross profit	104,711	113,045	110,864	117,288	46,771
Operating expenses:
Research and development	10,485	14,455	5,505	2,470	2,499
Sales and marketing	25,189	24,086	22,146	17,957	12,544
General and administrative	18,788	21,625	25,486	30,518	24,216
Impairment and restructuring	4,186	11,376	328	2,180	—
Terminated acquisition expenses	—	—	—	—	7,821

Total operating expenses	58,648	71,542	53,465	53,125	47,080

Operating income (loss)	46,063	41,503	57,399	64,163	(309)
Other income (expense), net:
Interest income	875	535	767	1,687	1,540
Interest expense	(472)	(782)	(768)	(106)	(311)
Other income (expense), net	564	472	(1,358)	(2,742)	200

Income before income taxes	47,030	41,728	56,040	63,002	1,120
(Provision for) benefit from income taxes	(9,157)	(11,953)	(9,972)	(22,523)	1,918

Net income	$37,873	$29,775	$46,068	$40,479	$3,038

Net income per share:
Basic	$1.58	$1.18	$1.84	$1.63	$0.12

Diluted	$1.56	$1.16	$1.81	$1.59	$0.12

Shares used in computing net income per share:
Basic	24,027,179	25,203,445	25,026,039	24,828,732	24,520,040
Diluted	24,335,819	25,607,249	25,453,390	25,433,676	25,164,401
Consolidated Balance Sheet Data:
Cash and cash equivalents	$97,890	$99,875	$139,721	$62,090	$27,955
Working capital	$159,065	$166,021	$202,036	$133,900	$107,481
Total assets	$625,745	$562,321	$525,930	$487,610	$377,287
Current ratio	1.8	1.9	2.4	1.8	1.8
Long-term debt	$—	$—	$10,852	$—	$—
Stockholders’ equity	$416,083	$361,532	$358,988	$310,318	$250,006

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1.A—“Risk Factors” and elsewhere in this Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, we focus on applications where flexible printed circuits facilitate human interaction with an electronic device and are the enabling technology in achieving a desired size, shape, weight or functionality of the device. Current applications for our products include mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and Research In Motion Limited and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. Our Chinese subsidiary provides a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity and we merged these two subsidiaries into one in fiscal 2010. In addition, we have formed another wholly owned subsidiary in Chengdu, China, and in fiscal 2011, we completed construction on our third and fourth manufacturing facilities in China as part of our continued capacity expansion initiative.

Net Sales

We design and manufacture our products to customer specifications. As of September 30, 2011, we engaged the services of certain non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the United States, Korea, and China. The variety of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Anaheim, California executive office, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

Cost of Sales

Cost of sales consisted of four major categories: material, overhead, labor and purchased process services. Material cost relates primarily to the purchase of copper foil, gold, polyimide substrates and electronic components. Overhead costs included all materials and facility costs associated with manufacturing support, processing supplies and expenses, support personnel costs, stock-based compensation expense related to such personnel, utilities, amortization of facilities and equipment and other related costs. Labor cost represented the cost of personnel related to the manufacture of the completed product. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements, inflation in countries in which we produce, as well as market wage rate increases in these countries.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes and are expensed as incurred.

Sales and Marketing

Sales and marketing expense included commissions paid to sales representatives, personnel-related and travel costs associated with sales and marketing, program management, corporate development and engineering support groups, sales support, trade shows, market studies and promotional and marketing brochures.

General and Administrative

General and administrative expense primarily included personnel-related and travel costs associated with finance/accounting, tax, internal audit, legal, human resources, information services and executive personnel along with other expenses related to external accounting, legal and professional expenses, business insurance, management information systems, investor relations, Board of Directors and other corporate office expenses.

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

Interest Income

Interest income consisted of interest income earned on cash, cash equivalents balances and short-term investments.

Interest Expense

Interest expense consisted of expense incurred on our previously held long-term debt, unused line fees on our revolving facilities and interest related to our deferred financing costs.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of the gain or loss on our previously held auction rate securities investments, the gain or loss on foreign currency exchange and the gain or loss on derivative financial instruments.

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

•

Warranty Reserves. Our warranty period is generally twelve months, though can be as long as thirty-six months, depending on the related product. We provide a warranty reserve for estimated product warranty costs at the time the net sales are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred in replacing defective parts. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

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

The impairment test for long-lived assets is a two-step process. The first step is to assess if events or changes in circumstances have affected the recoverability of long-lived assets. If management believes that recoverability has been affected, then step two requires management to calculate the undiscounted future cash flow related to the asset or asset group and to compare the cash flow to the carrying value of the asset or asset group. If undiscounted future cash flows exceed the carrying value, there is no impairment.

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

In conjunction with the closure of certain of our facilities during the reporting periods, we estimated the restructuring costs that would result from the closures. Those costs included, but were not limited to, (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, (b) costs to terminate a contract that is not a capital lease, and (c) costs to consolidate facilities or relocate employees. Based on our analysis and review of the relevant FASB authoritative guidance, we recorded pre-tax restructuring charges composed of severance, relocation, and other costs related to the closure of these facilities, as well as severance costs as a result of a reduction in force at certain of our other facilities.

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

•

Stock-Based Compensation. We recognize compensation expense related to stock options and stock appreciation rights granted to employees based on the grant date fair value. Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under the revised guidance is similar to the calculation of fair value under the original guidance with the exception of the treatment of forfeitures. Expected forfeitures of stock options and stock appreciation rights are estimated based on the historical turnover of our employees. The fair value of restricted stock units granted is based on the grant date price of our common stock.

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

(c)	expected life of the stock option, which is estimated based on the historical stock option and stock appreciation right exercise behavior of our employees; and

(d)	risk free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

An award with a market condition is accounted for and measured differently than an award that has a performance or service condition. The effect of a market-based valuation is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of an RSU to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All compensation costs for an award that has a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Results of Operations

The following table sets forth our Statement of Operations data, expressed as a percentage of net sales for the periods indicated.

	Fiscal Years Ended September 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.4	85.7	85.5

Gross profit	12.6	14.3	14.5
Operating expenses:
Research and development	1.3	1.8	0.7
Sales and marketing	3.0	3.0	2.9
General and administrative	2.3	2.7	3.3
Impairment and restructuring	0.5	1.5	0.1

Total operating expenses	7.1	9.0	7.0

Operating income	5.5	5.3	7.5
Other income (expense), net:
Interest income	0.1	0.1	0.1
Interest expense	(0.0)	(0.1)	(0.1)
Other income (expense), net	0.0	0.0	(0.2)

Income before income taxes	5.6	5.3	7.3
Provision for income taxes	(1.1)	(1.5)	(1.3)

Net income	4.5%	3.8%	6.0%

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Net Sales. Net sales increased to $831.6 million in fiscal 2011 versus $791.3 million in fiscal 2010. The increase of $40.3 million, or 5.1%, was primarily due to growth in smartphone and tablet programs, partially offset by declines in consumer electronics programs, as further quantified below.

Net sales into the smartphones sector increased to $686.0 million in fiscal 2011, from $541.3 million in fiscal 2010. The increase of $144.7 million, or 26.7%, was due to higher demand for smartphones from two of our key customers in this sector. For fiscal 2011 and 2010, the smartphones sector accounted for approximately 83% and 68% of total sales, respectively.

Net sales into the tablets sector increased to $110.4 million for fiscal 2011, versus $7.9 million for fiscal 2010. The increase of $102.5 million in sales into the tablets sector was primarily due to higher content on average of 350% coupled with higher volume of 540% as a result of increased demand for products from one of our key customers in this sector. Sales into the tablets sector began to ramp in the 2nd fiscal quarter of 2010 and continued to grow through fiscal 2011. For fiscal 2011 and 2010, the tablets sector accounted for approximately 13% and 1% of total sales, respectively.

Net sales into the consumer electronics sector (which excludes sales into the tablets sector) were $8.5 million in fiscal 2011, versus $191.9 million in fiscal 2010. The decrease in sales into the consumer electronics sector was due to one of our customer’s programs, which incorporates our flex assembly, reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 1% and 24% of total net sales for fiscal 2011 and 2010, respectively. There is no indication that this will change in the near term.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.4% for fiscal 2011 versus 85.7% for fiscal 2010. The increase in cost of sales as a percentage of net sales of 1.7% was primarily attributable to the appreciation of the Chinese Yuan accounting for approximately 110 basis points, wage rate and benefits increases in China accounting for approximately 200 basis points, increased depreciation expenses accounting for approximately 30 basis points, and decreased other costs accounting for approximately 170 basis points. Gross profit decreased to $104.7 million in the fiscal year ended September 30, 2011 versus $113.0 million in the prior year, or 7.3%. As a percentage of net sales, gross profit decreased to 12.6% for fiscal year 2011 from 14.3% in the prior fiscal year.

Research and Development. Research and development expense decreased to $10.5 million in fiscal 2011, from $14.5 million in the comparable period of the prior year, a decrease of 27.6%. The decrease was primarily due to our decision to realign our global research and development activities in Anaheim, CA and the United Kingdom and move certain research and development to China, where labor costs are lower.

Sales and Marketing. Sales and marketing expense increased by $1.1 million to $25.2 million in fiscal 2011, from $24.1 million in fiscal 2010, an increase of 4.6%. The increase is primarily attributable to increased sales commissions due to higher sales volume. As a percentage of net sales, sales and marketing expense remained flat in fiscal 2011 when compared to fiscal 2010.

General and Administrative. General and administrative expense decreased by $2.8 million to $18.8 million in fiscal 2011, from $21.6 million in fiscal 2010, a decrease of 13.0%. The decrease was attributable to a $1.5 million reduction in stock-based compensation expense primarily related to the reversal of expenses for performance-based awards that were deemed not probable to vest, a reduction of $0.2 million in wages and benefits as part of our fiscal 2010 restructurings, a decrease of $0.6 million of audit, tax and legal fees, a reduction of $0.3 million in insurance costs and a net decrease of $0.2 million in other general and administrative expenses. As a percentage of net sales, general and administrative expense decreased to 2.3% of net sales in fiscal 2011 from 2.7 % in fiscal 2010, attributable to the favorable leveraging impact on our operating expenses from the increased net sales and the decreases described above.

Impairment and Restructuring. During fiscal 2011, we recorded net restructuring charges of $4.2 million, as part of additional efforts to consolidate our global operations and to improve our cost structure. Impairment and restructuring expenses in fiscal 2011 were attributable primarily to asset impairments related to certain of our properties in Arizona and Anaheim due to market decline in commercial real estate values in fiscal 2011 of approximately $3.2 million, coupled with a reduction in force at our corporate headquarters which resulted in termination benefits and other charges of approximately $1.0 million. We anticipate that our restructuring plan covering the above elements will result in an estimated $2.3 million in annual cost savings beginning in fiscal 2012 on a pre-tax basis.

During fiscal 2010, we recorded a net restructuring charge of $11.4 million, primarily to consolidate our global operations and to improve our cost structure. The $11.4 million consisted of $2.6 million attributable to asset impairments and one-time termination benefits charges relating to our plant closure in Malaysia, $3.9 million attributable to asset impairments, one-time termination benefits and other restructuring charges relating to our closure of one of our facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with our flex and flex assembly processes, to Asia, and $0.6 million consisting of one-time termination benefits and other restructuring-related charges as a result of our decision to align our United Kingdom research and development efforts with those in Anaheim and China, as well as to reduce costs.

Interest Income (Expense), Net. Interest income (expense), net increased to a net income of $0.4 million in fiscal 2011 from a net expense of $0.2 million in fiscal 2010 primarily as a result of increased interest rates on our cash held by foreign institutions.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.6 million in fiscal 2011, from income of $0.5 million in fiscal 2010.

Income Taxes. The effective tax rate for fiscal 2011 was 19.5% versus 28.6% for fiscal 2010. The decrease was primarily a result of the reorganization of international operations to further strengthen our Asian operations. The higher effective tax rate in the prior fiscal year was primarily due to the establishment of valuation allowances on net operating losses related to our Malaysia and United Kingdom operations as a result of plans to restructure the entities. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our first quarter of fiscal 2012, we expect net sales to range between $200 to $230 million based on the projected product mix and sales volume.

Cost of Sales and Gross Profit. For our first quarter of fiscal 2012, we expect gross margin to range between 10% and 11% based on the projected product mix and sales volume. Gross margins will continue to be constrained in the first quarter of fiscal 2012 as we are maintaining our increased capacity levels at the request of our customers, though flooding in Thailand is adding significant uncertainty to near term industry component supply and handset volumes. However, we expect sales to increase as we move through 2012, and we continue to believe that at revenues of $250 million per quarter, a gross margin of 13% or higher is achievable.

Operating Expenses. We expect operating expenses to be approximately $14 million during the first fiscal quarter of 2012.

Income Taxes. We expect the effective tax rate, on average, to be in the low 20% range going forward.

Capital Expenditures. For fiscal 2012, we are anticipating approximately $55 to $60 million in capital expenditures for normal equipment replacement and investments in automation to reduce labor costs.

These projections are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Sales. Net sales increased $26.9 million to $791.3 million in fiscal 2010 versus $764.4 million in fiscal 2009. Of our four major customers in fiscal 2010, we noted increases in net sales to one major customer, with an offsetting decrease in sales to another major customer. However, we also added a new customer that contributed to an increase in sales in fiscal 2010. Unit volume shipments increased in fiscal 2010. In general, there was increased pricing pressure from customers, as well as a lower dollar value of flex assemblies in one high volume program.

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

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 85.7% for fiscal 2010 versus 85.5% for fiscal 2009. The increase in cost of sales as a percentage of net sales of 0.2% was primarily attributable to the increase of material content from new programs in the current fiscal year of approximately 190 basis points, which was largely offset by improved labor and overhead efficiencies. Gross profit increased to

$113.0 million in the fiscal year ended September 30, 2010 versus $110.9 million in the prior year, or 1.9%. As a percentage of net sales, gross profit decreased to 14.3% for fiscal year 2010 from 14.5% in the prior fiscal year.

Research and Development. Research and development expense increased to $14.5 million in fiscal 2010, from $5.5 million in the comparable period of the prior year, an increase of 163.6%. The increase was primarily due to an increase in emphasis on our research and development activities at our facilities in Anaheim, CA and in the United Kingdom. Much of the effort in our research and development activities was to develop keypad technology. Toward the end of fiscal 2010, we realigned our global research and development activities in Anaheim, CA and the United Kingdom by transitioning to lower cost China and reduced the spending on keypad technology.

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

In the fourth quarter of fiscal 2010, we conducted a review of our United Kingdom operations (“MFE”) due to concerns that progress of the technology being developed by MFE, which is related to keypads, was slower than expected and commercialization was farther into the future than originally anticipated. As a result, we determined to allocate financial resources to other products/technologies and limit future investment in this keypad technology. Accordingly, an impairment test was performed to determine whether the undiscounted future cash flows that would be provided by the intangible assets related to this keypad technology were greater than the carrying value. As a result of the impairment test, we recorded a non-cash charge of $4.3 million to fully impair these intangible assets as of September 30, 2010.

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

We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $184,994, $141,830 and $109,529 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$60,365	$66,872	$113,137
Net cash used in investing activities	$(63,394)	$(59,134)	$(31,794)
Net cash used in financing activities	$(1,876)	$(48,526)	$(3,688)
Cash and cash equivalents at year end	$97,890	$99,875	$139,721
Days sales outstanding	64.9	63.4	68.7
Days inventory outstanding	40.6	33.8	30.3
Days payable outstanding	79.2	74.2	69.2
Net working capital days	26.3	23.0	29.8

Changes in the principal components of operating cash flows in our 2011 fiscal year were as follows:

•

Our net accounts receivable increased to $150.5 million at September 30, 2011 from $149.5 million for the prior fiscal year, or 0.7%. The increase in accounts receivable was primarily due to increased sales, coupled with our days sales outstanding increasing by two days to 65 days primarily as the result of changes in payment terms with certain customers and not a result of any liquidity issues with our customers. Our net inventory balances increased to $87.2 million as of September 30, 2011 from $76.9 million as of September 30, 2010, an increase of 13.4%. Days in inventory increased seven days to 41 days primarily as the result of customer requests to stock finished goods inventory at our hub locations that are close in proximity to Electronic Manufacturing Services (“EMS”) facilities where the end product handset or tablet is assembled. Our accounts payable increased to $162.8 million as of September 30, 2011 from $156.9 million as of September 30, 2010, an increase of 3.8%, mainly as a result of more favorable vendor payment terms.

•

Depreciation expense was $44.6 million for fiscal 2011, versus $42.2 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations in China and partially offset by dispositions of equipment associated with our restructuring activities in the United Kingdom, Malaysia and Anaheim. Amortization expense was $0.9 million for fiscal 2011, versus $2.3 million for the comparable period of the prior year mainly due to the decision to fully impair our intangibles assets as of September 30, 2010.

Our principal investing and financing activities in our 2011 fiscal year were as follows:

•

Net cash used in investing activities was $63.4 million for fiscal 2011. Capital expenditures included cash purchases of $79.8 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. In addition, United States treasury bills amounting to $15.0 million were redeemed during the first fiscal quarter of 2011. As of September 30, 2011, we had outstanding purchase commitments, which exclude amounts already recorded on the Consolidated Balance Sheets, totaling $8.1 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was approximately $1.9 million for fiscal 2011 and consisted of repurchases of common stock of $1.9 million and $1.3 million of cash used to net share settle equity awards, partially offset by $1.3 million of proceeds from exercise of stock options and income tax benefit related to stock option exercises. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2011 and September 30, 2010.

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

Our principal investing and financing activities in our 2010 fiscal year were as follows:

•

Net cash used in investing activities was $59.1 million for fiscal 2010. Capital expenditures included cash purchases of $59.9 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. As of September 30, 2010, we had outstanding purchase commitments, which exclude amounts already recorded on the Consolidated Balance Sheets, totaling $38.1 million.

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

Our principal investing and financing activities in our 2009 fiscal year were as follows:

•

Net cash used in investing activities was $31.8 million for fiscal 2009. Capital expenditures included cash purchases of $32.0 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. As of September 30, 2009, we had outstanding purchase commitments, which exclude amounts already recorded on the Consolidated Balance Sheets, totaling $49.5 million.

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

Capital Commitments

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s (“SEC”) Regulation S-K. The following summarizes our contractual obligations, excluding accrued taxes related to uncertain tax positions and amounts already recorded on the Consolidated Balance Sheets, at September 30, 2011, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	2,986	1,506	1,480	—	—
Purchase obligations	8,068	8,068	—	—	—

Total contractual obligations	$11,054	$9,574	$1,480	$—	$—

As of September 30, 2011, we had purchase obligations, which exclude amounts already recorded on the Consolidated Balance Sheets, of $8.1 million which were primarily related to expansion activities at various facilities.

As of September 30, 2011, we recorded $15.1 million in long-term liabilities for accrued taxes related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

In November 2008, we entered into a Share Purchase Agreement (the “Pelikon Agreement”) with MFLEX Singapore, one of our wholly owned subsidiaries and Pelikon (now referred to as MFE) to acquire all of the issued ordinary shares of Pelikon, a privately held technology company. Pursuant to the terms of the Pelikon Agreement, in consideration for the purchase of the issued ordinary shares of Pelikon, MFLEX Singapore issued unsecured promissory notes in an aggregate principal amount equal to $10.4 million. In March 2010, we repaid the entire balance of the promissory notes, plus the accrued interest thereon. In addition, MFLEX Singapore could have been required to pay contingent consideration not to exceed $7.2 million in calendar 2010, based on MFE achieving certain stipulated shipment volumes. However, no contingent consideration was ultimately due or paid under the terms of the promissory notes.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance that modifies goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011 (which is October 1, 2012 for MFLEX). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued revised authoritative guidance that requires all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments are effective for annual periods beginning after December 15, 2011 (which is October 1, 2012 for MFLEX) and are to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued revised authoritative guidance that resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 (which is January 1, 2012 for MFLEX) and are to be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued revised authoritative guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The revised guidance was adopted during our second fiscal quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for MFLEX) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which was January 1, 2011 for MFLEX). The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2011, no amounts were outstanding under our loan agreements with Bank of America, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $796.7 million, or 96%, of total shipments to these foreign manufacturers during fiscal 2011 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.54 RMB per U.S. dollar for fiscal 2011. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At September 30, 2011, we had outstanding deliverable forward contracts with notional amounts aggregating to approximately 31.9 million RMB (approximately $5.0 million U.S. dollars) and the recorded fair values of the associated liabilities were not material.

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

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other than temporary impairments in its auction rate securities in 2009.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

November 14, 2011

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$97,890	$99,875
Short-term investments	—	14,991
Accounts receivable, net of allowances of $2,402 and $2,354 at September 30, 2011 and 2010, respectively	150,507	149,469
Inventories	87,166	76,933
Deferred taxes	6,097	3,445
Income taxes receivable	5,083	4,548
Assets held for sale	—	2,958
Other current assets	6,656	2,761

Total current assets	353,399	354,980
Property, plant and equipment, net	244,026	185,282
Land use rights	6,831	3,461
Deferred taxes	6,341	5,505
Goodwill	7,537	7,537
Other assets	7,611	5,556

Total assets	$625,745	$562,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$162,790	$156,910
Accrued liabilities	27,936	27,077
Income taxes payable	3,608	4,972

Total current liabilities	194,334	188,959
Other liabilities	15,328	11,830

Total liabilities	209,662	200,789
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2011 and 2010, respectively; 0 and 0 shares issued and outstanding at September 30, 2011 and 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2011 and 2010, respectively; 24,049,780 and 23,916,665 shares issued and outstanding at September 30, 2011 and 2010, respectively	2	2
Additional paid-in capital	87,577	85,150
Retained earnings	288,702	250,829
Accumulated other comprehensive income	39,802	25,551

Total stockholders’ equity	416,083	361,532

Total liabilities and stockholders’ equity	$625,745	$562,321

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share and Share Data)

	Fiscal Years Ended September 30,
	2011	2010	2009
Net sales	$831,561	$791,339	$764,432
Cost of sales	726,850	678,294	653,568

Gross profit	104,711	113,045	110,864
Operating expenses:
Research and development	10,485	14,455	5,505
Sales and marketing	25,189	24,086	22,146
General and administrative	18,788	21,625	25,486
Impairment and restructuring	4,186	11,376	328

Total operating expenses	58,648	71,542	53,465

Operating income	46,063	41,503	57,399
Other income (expense), net:
Interest income	875	535	767
Interest expense	(472)	(782)	(768)
Other income (expense), net	564	472	(1,358)

Income before income taxes	47,030	41,728	56,040
Provision for income taxes	(9,157)	(11,953)	(9,972)

Net income	$37,873	$29,775	$46,068

Net income per share:
Basic	$1.58	$1.18	$1.84

Diluted	$1.56	$1.16	$1.81

Shares used in computing net income per share:
Basic	24,027,179	25,203,445	25,026,039
Diluted	24,335,819	25,607,249	25,453,390

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at September 30, 2008	25,011,649	$2	$116,100	$—	$172,770	$21,446	$310,318	$53,325

Exercise of stock options	726,827	—	3,482	—	—	—	3,482	—
Stock-based compensation expense	—	—	3,437	—	—	—	3,437	—
Stock-based compensation income tax benefits	—	—	2,131	—	—	—	2,131	—
Net income	—	—	—	—	46,068	—	46,068	46,068
Translation adjustment	—	—	—	—	—	(254)	(254)	(254)
Cumulative effect of adoption of new investment pronouncement	—	—	—	—	2,216	(2,216)	—	—
Unrealized gain on investments	—	—	—	—	—	569	569	569
Reclassification adjustment for losses realized	—	—	—	—	—	1,647	1,647	1,647
Repurchase of common stock	(562,500)	—	—	(8,410)	—	—	(8,410)	—
Retirement of treasury shares	—	—	(8,410)	8,410	—	—	—	—

Balance at September 30, 2009	25,175,976	$2	$116,740	$—	$221,054	$21,192	$358,988	$48,030

Exercise of stock options	447,102	—	1,910	—	—	—	1,910	—
Stock-based compensation expense	—	—	5,792	—	—	—	5,792	—
Stock-based compensation income tax benefits	—	—	1,069	—	—	—	1,069	—
Net income	—	—	—	—	29,775	—	29,775	29,775
Translation adjustment	—	—	—	—	—	4,359	4,359	4,359
Tax withholdings for net share settlement of equity awards	(61,736)	—	(1,302)	—	—	—	(1,302)	—
Repurchase of common stock	(1,644,677)	—	—	(39,059)	—	—	(39,059)	—
Retirement of treasury shares	—	—	(39,059)	39,059	—	—	—	—

Balance at September 30, 2010	23,916,665	$2	$85,150	$—	$250,829	$25,551	$361,532	$34,134

Exercise of stock options	279,982	—	1,250	—	—	—	1,250	—
Stock-based compensation expense	—	—	4,303	—	—	—	4,303	—
Stock-based compensation income tax benefits	—	—	133	—	—	—	133	—
Net income	—	—	—	—	37,873	—	37,873	37,873
Translation adjustment	—	—	—	—	—	14,251	14,251	14,251
Tax withholdings for net share settlement of equity awards	(54,044)	—	(1,328)	—	—	—	(1,328)	—
Repurchase of common stock	(92,823)	—	—	(1,931)	—	—	(1,931)	—
Retirement of treasury shares	—	—	(1,931)	1931	—	—	—	—

Balance at September 30, 2011	24,049,780	$2	$87,577	$—	$288,702	$39,802	$416,083	$52,124

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Years Ended September 30,
	2011	2010	2009
Cash flows from operating activities
Net income	$37,873	$29,775	$46,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,530	44,457	40,766
Provision for doubtful accounts and returns	9,925	7,781	2,489
Deferred taxes	(3,128)	(1,644)	4,311
Stock-based compensation expense	4,303	5,792	3,437
Tax benefit on option exercises	(133)	(1,069)	(2,131)
Asset impairments	3,384	7,912	1,932
Loss (gain) on disposal of equipment	427	(292)	(194)
Changes in operating assets and liabilities:
Accounts receivable	(10,323)	(28,023)	29,878
Inventories	(1,560)	(23,693)	7,719
Other current assets	(3,157)	(789)	(183)
Other assets	(5,215)	1,267	4,260
Accounts payable	(21,267)	8,284	(12,644)
Accrued liabilities	1,294	10,016	(2,407)
Income taxes payable	(1,860)	4,533	(6,292)
Other current liabilities	—	292	—
Other liabilities	4,272	2,273	(3,872)

Net cash provided by operating activities	60,365	66,872	113,137
Cash flows from investing activities
Sales of investments	14,991	18,457	50
Purchases of investments	—	(19,989)	—
Purchases of property and equipment	(79,772)	(59,923)	(31,971)
Proceeds from sale of property and equipment	1,387	2,321	796
Change in restricted cash, net	—	—	203
Acquisition of business, net of cash acquired	—	—	(872)

Net cash used in investing activities	(63,394)	(59,134)	(31,794)
Cash flows from financing activities
Income tax benefit related to stock option exercises	133	1,069	2,131
Tax withholdings for net share settlement of equity awards	(1,328)	(1,302)	—
Repayments of long-term debt	—	(11,144)	—
Debt issuance costs	—	—	(891)
Proceeds from exercise of stock options	1,250	1,910	3,482
Repurchase of common stock	(1,931)	(39,059)	(8,410)

Net cash used in financing activities	(1,876)	(48,526)	(3,688)
Effect of exchange rate changes on cash	2,920	942	(24)

Net (decrease) increase in cash	(1,985)	(39,846)	77,631
Cash and cash equivalents at beginning of fiscal year	99,875	139,721	62,090

Cash and cash equivalents at end of fiscal year	$97,890	$99,875	$139,721

Non-cash investing activities
Purchases of property and equipment	$33,965	$19,955	$6,349

Non-cash financing activities
Issuance of notes payable in connection with acquisition	$—	$—	$10,377

Supplemental disclosure
Cash paid for interest	$465	$784	$774
Cash paid for income taxes	$10,821	$6,653	$17,239

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62%, 62% and 59% of the Company’s outstanding common stock as of September 30, 2011, 2010 and 2009, respectively, which provides WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd. (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); and one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”). In October 2011, the Company incorporated a wholly owned subsidiary located in Korea: MFLEX Korea Limited (“MKR”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the determination of accounts receivable allowances, valuation of inventory, warranty reserves, valuation of the Company’s common stock options and stock appreciation rights and income tax contingencies. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2010 and 2009 consisted of money market funds and United States treasury bills. No cash equivalents were recorded on the Company’s consolidated balance sheets as of September 30, 2011.

Investments

As of September 30, 2010, the Company’s short-term investments included United States treasury bills with an original maturity of more than three months. The amortized cost basis of the U.S. Treasury bills approximated their aggregate fair value at September 30, 2010. All of the Company’s investments are classified as available for sale and are stated at their aggregate fair value. No investments were recorded on the Company’s consolidated balance sheets as of September 30, 2011.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. Derivative financial instruments were recognized at fair value based on observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation or the equivalent government body in other countries, and accounts receivable. Credit risk exists because the Company’s flexible printed circuit boards and related component assemblies were sold to a limited number of customers (Note 9). The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically not been material and have been within management’s expectations.

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. The Company records a provision for excess and obsolete inventory based on historical usage and expected future product demand.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. During the fiscal years ended September 30, 2011, 2010 and 2009, the Company recorded non-cash charges of $3,384, $3,566 and $311 for long-lived assets impaired, respectively (Note 13).

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

During the fourth quarter of fiscal 2011 and 2010, the Company performed its annual goodwill impairment test and noted that the fair value of the reporting unit exceeded the carrying value of the underlying net assets. Therefore, as of September 30, 2011 and September 30, 2010, no impairments of goodwill were required.

Revenue Recognition

The Company’s revenues, which the Company refers to as net sales, net of allowance for returns, refunds and credits, which are estimated based on historical experience, are generated from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training) or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

Shipping and Handling Costs

Shipping cost related to products shipped utilizing a customer specified shipping service is paid directly by the customer. Products that are not shipped utilizing customer shipping services are generally charged by the

Company to its customers and are included in net sales. Shipping and handling costs incurred by the Company are expensed as incurred and are recorded as a component of cost of sales.

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

Changes in the product warranty accrual for the fiscal years ended September 30, 2011, 2010 and 2009, were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2011	$463	$(1,137)	$953	$279
Fiscal 2010	$541	$(2,123)	$2,045	$463
Fiscal 2009	$2,601	$(5,026)	$2,966	$541

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes and are expensed as incurred.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the fiscal years ended September 30, 2011, 2010 and 2009 was comprised of the Company’s foreign currency translation adjustment, unrealized gains on investments and a reclassification adjustment for losses realized.

As of September 30, 2011 and 2010, the Company had accumulated other comprehensive income of $39,802 and $25,551, respectively, related to foreign currency translation adjustments.

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

Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of income. For the fiscal years ended September 30, 2011, 2010 and 2009, foreign exchange transaction gains and losses were included in other income (expense) and were net losses of $160, $1,077 and $889, respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments are designated to economically hedge the exposure of future cash flows denominated in non-U.S. dollar currency. Derivative financial instruments are measured at fair value and recorded in the condensed consolidated balance sheets as either assets or liabilities. Changes in the fair value of the derivative financial instruments are recorded each period in the consolidated statements of income or other comprehensive income, depending on whether the derivative instruments are designated as part of the hedge transaction, and if so, the type of hedge transaction.

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

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the consolidated statements of income. Realized gains (losses) will be recognized at maturity as other income (expense), net in the consolidated statements of income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows. The Company recognized unrealized gains of $7 and $0 during fiscal years 2011 and 2010, respectively, and realized losses of $45 and $0 during fiscal years 2011 and 2010, respectively, related to derivative financial instruments. See Note 14 for further information on derivative financial instruments.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes compensation cost for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company generally determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the grant date price of the Company’s common stock.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Years Ended September 30,
	2011	2010	2009
Basic weighted-average number of common shares outstanding	24,027,179	25,203,445	25,026,039
Dilutive effect of potential common shares	308,640	403,804	427,351

Diluted weighted-average number of common and potential common shares outstanding	24,335,819	25,607,249	25,453,390

Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	284,094	154,873	193,893

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance that modifies goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011 (which is October 1, 2012 for the Company). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued revised authoritative guidance that requires all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments are effective for annual periods beginning after December 15, 2011 (which is October 1, 2012 for the Company) and are to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued revised authoritative guidance that resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 (which is January 1, 2012 for the Company) and are to be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued revised authoritative guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The revised guidance was adopted during the Company’s second fiscal quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which was January 1, 2011 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Acquisition of Pelikon

In December 2008, the Company acquired Pelikon, now referred to as MFLEX UK Limited (“MFE”), which developed printed segmented electroluminescent display and keypad technologies primarily for use in smart phones, with the potential for future application to other electronic devices. The initial consideration for the purchase was $10,377, which consisted of notes payable to all former shareholders of MFE and notes payable to certain unsecured debt holders of MFE. In March 2010, the Company repaid the entire balance of the promissory notes, plus the accrued interest thereon.

The estimated fair values of the assets acquired and liabilities assumed based on the initial consideration at the date of acquisition was $11,249 and was allocated based upon the fair value of assets acquired and liabilities assumed. The consolidated financial statements for the fiscal years ended September 30, 2011, 2010 and 2009 include the results of operations of MFE commencing as of the acquisition date. The acquisition of MFE was not material to the historical consolidated financial position, results of operations or cash flows of the Company.

3. Related Party Transactions

During the fiscal years ended September 30, 2011, 2010 and 2009, the Company recognized revenue and recorded purchases from the following affiliated companies: (a) MFS Technology Pte. Ltd. (“MFS”); and (b) MFS Technologies (Hunan) Co. Ltd., a subsidiary of MFS. As discussed in Note 1, WBL owned approximately 62%, 62% and 59% of the Company’s common stock as of September 30, 2011, 2010 and 2009, respectively. MFS is an indirect subsidiary of WBL.

Sales to and purchases from affiliates comprised the following:

	Fiscal Years Ended September 30,
	2011	2010	2009
Sales to affiliates:
MFS Technologies (Hunan) Co. Ltd.	$8	$23	$471

Purchases from affiliates:
MFS	$—	$257	$5,452

Rent expense for the fiscal years ended September 30, 2011, 2010 and 2009 included related-party payments to various WBL subsidiaries of $217, $420 and $521, respectively. As of September 30, 2011, 2010 and 2009, the Company leased approximately seven thousand square feet of office space from WBL related parties.

During the second fiscal quarter of 2011, MFC entered into an agreement to purchase property located in Suzhou, China from Wearnes Global (Suzhou) Co., Ltd., a subsidiary of our majority stockholder WBL. The property consists of land-use rights and building and had a total purchase price of 32,314 Chinese Renminbi (“RMB”) ($5,085 at September 30, 2011), of which 20,000 RMB ($3,147 at September 30, 2011) and 12,314 RMB ($1,938 at September 30, 2011) were allocated to the land-use rights and building, respectively. MFC previously leased such property from WBL.

4. Composition of Certain Balance Sheet Components

Inventories, net of related allowances, were comprised of the following:

	September 30,
	2011	2010
Raw materials and supplies	$27,735	$32,134
Work-in-progress	16,526	19,855
Finished goods	42,905	24,944

	$87,166	$76,933

Property, plant, and equipment, net, were comprised of the following:

	September 30,
	2011	2010
Land	$2,942	$3,730
Building	73,708	55,688
Machinery and equipment	300,539	223,518
Computers and capitalized software	11,184	12,106
Leasehold improvements	15,270	16,550
Construction-in-progress	27,795	23,886

	$431,438	$335,478
Accumulated depreciation and amortization	(187,412)	(150,196)

	$244,026	$185,282

Depreciation expense for the fiscal years ended September 30, 2011, 2010 and 2009, was $45,530, $42,196 and $39,132, respectively.

Accrued liabilities were comprised of the following:

	September 30,
	2011	2010
Wages and compensation	$17,652	$17,909
Other	10,284	9,168

	$27,936	$27,077

Other liabilities were comprised of the following:

	September 30,
	2011	2010
Liabilities on uncertain tax positions	$15,313	$11,829
Deferred tax liabilities	15	1

	$15,328	$11,830

5. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of September 30, 2011 and 2010, the carrying amount of goodwill was $7,537.

Intangible Assets

As part of the acquisition of MFE in fiscal 2009, the Company recorded intangible assets of $6,800 related to purchased technology. The Company historically assessed the valuation of its intangible assets whenever events or changes in circumstances indicated that the carrying value may not have been recoverable. In the fourth quarter of fiscal 2010, the Company conducted a review of its MFE operations due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, the Company determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, an impairment test was performed to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. As a result of the impairment test, the Company recorded a non-cash charge of $4,345 to fully impair its intangible assets as of September 30, 2010.

Amortization of intangible assets was $0, $1,360 and $1,095 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011, the Company did not record any intangible assets on its consolidated balance sheet.

6. Income Taxes

United States and foreign income (loss) before taxes were as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
United States	$(2,551)	$(979)	$11,595
Foreign	49,581	42,707	44,445

	$47,030	$41,728	$56,040

The provision for (benefit from) income taxes consisted of the following components:

	Fiscal Years Ended September 30,
	2011	2010	2009
Current:
Federal	$2,487	$1,384	$(1,275)
State	509	77	628
Foreign	9,633	12,227	4,224

	$12,629	$13,688	$3,577

Deferred:
Federal	$(766)	$1,087	$4,128
State	(383)	(194)	204
Foreign	(2,323)	(2,628)	2,063

	(3,472)	(1,735)	6,395

	$9,157	$11,953	$9,972

Deferred tax assets and (liabilities) comprised the following:

	September 30,
	2011	2010
Deferred tax assets:
Net operating loss	$11,615	$11,647
Inventory	1,577	1,081
Depreciation	2,368	2,847
Stock-based compensation	1,961	1,984
Asset impairment	2,191	1,146
Accrued expenses	4,703	2,065
Allowance for doubtful accounts	268	258
Warranty reserve	59	84
Capital loss carryforward	331	342
Investments	176	182
State taxes	21	—
Other	199	42

Subtotal deferred tax assets	25,469	21,678
Valuation allowance	(12,527)	(12,239)

Total deferred tax assets	12,942	9,439

Deferred tax liabilities:
Depreciation	—	(19)
Amortization	(519)	(429)
Put option	—	—
State taxes	—	(40)

Total deferred tax liabilities	(519)	(488)

Net deferred tax assets	$12,423	$8,951

The Company established a valuation allowance of approximately $12,527 and $12,239 as of September 30, 2011 and 2010, respectively. The valuation allowance is comprised of net operating loss carryforwards, capital loss carryforwards and deferred income tax benefits attributable to the Company’s investments and stock-based compensation. The valuation allowance increased by $1,122 due to MFE and MFM’s current year net operating loss, increased $260 due to stock-based compensation, decreased by $370 due to change in statutory rates and decreased by $724 due to return to provision adjustments. There is uncertainty regarding the future realization of these deferred tax assets and management has determined that more likely than not it will not receive future tax benefits from these assets.

As of September 30, 2011 and 2010, the Company had net operating loss carryforwards for state tax purposes of $5,371 and $4,047, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $43,683 and $42,858, respectively. The net operating loss carryforwards will begin to expire in 2016 for state and foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $204, which will begin to expire in 2021.

The provision for (benefit from) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(0.3)	0.1	0.6
Foreign rate variance	(22.8)	(20.6)	(16.5)
Nondeductible expenses	0.8	0.1	0.3
Return to provision adjustments	1.0	—	(1.2)
Tax contingency reserve	6.7	6.7	(3.9)
Valuation allowance	0.6	8.2	2.3
Other	(1.5)	(0.9)	1.2

	19.5%	28.6%	17.8%

The Company currently enjoys tax incentives for certain of its Asia operations. One of the tax holidays was recently eliminated by taxing authorities due to a change in law. Certain Asia operations are subject to taxes at a rate of 10% of profits. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or change in law.

Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal years ended September 30, 2011, 2010 and 2009 would have been decreased to the pro forma amounts below:

	Fiscal Years Ended September 30,
	2011	2010	2009
Net income, as reported	$37,873	$29,775	$46,068
Additional tax in China and Singapore	(1,349)	(1,951)	(2,769)

Pro forma net income	$36,524	$27,824	$43,299
Net income per share:
Basic, as reported	$1.58	$1.18	$1.84
Basic, pro forma	$1.52	$1.10	$1.73
Diluted, as reported	$1.56	$1.16	$1.81
Diluted, pro forma	$1.50	$1.09	$1.70

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $184,994, $141,830 and $109,529 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2011	Fiscal 2010
Unrecognized tax benefits at beginning of the year	$11,372	$9,106
Increases for positions taken in current period	2,984	3,264
Decreases for positions taken in prior period	—	—
Decreases for settlement with taxing authorities	—	(512)
Decreases for lapse in applicable statute of limitations	(2)	(486)

Unrecognized tax benefits at end of the year	$14,354	$11,372

As of September 30, 2011, the liability for income taxes associated with uncertain tax positions increased to $14,354 from $11,372 as September 30, 2010. As of September 30, 2011 and September 30, 2010, these liabilities can be reduced by $4,817 and $4,723, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $9,537 at September 30, 2011 and $6,649 at September 30, 2010, if recognized, would favorably affect the Company’s effective tax rate. During the fiscal year ended September 30, 2011, the liability for income taxes associated with uncertain tax positions decreased by $2 due to an expiration of statute of limitation related to state tax position.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $397 and $252 of interest for the fiscal years ended September 30, 2011 and 2010, respectively. The accrued interest decreased by $1 due to the decrease in unrecognized tax benefits stated above. In total, the Company has recognized a liability of $735 for interest as of September 30, 2011.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. federal and various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2006. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2004. The Chinese tax authority is currently auditing MFC1 and MFC2’s income tax returns for tax years 2005 through 2007. The Company is also under examination by California Franchise Tax Board for fiscal year 2009.

The Internal Revenue Service (“IRS”) is currently examining the Company’s income tax return for fiscal year 2007. As of September 30, 2011, the IRS has raised questions primarily related to transfer pricing. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant proposed adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

7. Lines of Credit

In July, 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($31,472 at September 30, 2011). The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

In March, 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,604 each at September 30, 2011). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

In February 2009, the Company and MFLEX Singapore (each, a “Borrower,” and collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility (the “Facility”) in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements (the “Revolver Commitment”). The parties have entered into five amendments to the Agreement, including an amendment on August 27, 2009, to make certain adjustments to the amount available for borrowing under the Facility and the definition of Eligible Account (as defined in such amendment). The second amendment was effective on February 15, 2010 and amended the definition of “Permitted Debt” to allow the Borrowers additional aggregate debt during the Borrowers’ transitioning of their credit lines from certain financial institutions in China to different financial institutions in China. The third amendment was effective March 17, 2010 and made changes to the definition of “Restricted Investment” to amend the amount that may be invested in MFM and MFE to fund operating expenses. Covenants related to availability, collateral and other events are also imposed on the Company and its foreign subsidiaries in the Agreement. The fourth amendment was entered into on August 18, 2010, and increased the dollar amount of shares that could be repurchased by the Company. The fifth amendment was effective on September 1, 2011, and again increased the dollar amount of shares that could be repurchased by the Company and also allowed MFLEX Singapore to write off its intercompany loans made to MFM.

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

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Line of credit (ABC)	$31,472	$29,846	$—	$—
Line of credit (CCB)	47,208	44,768	—	—
Line of credit (BOA)	22,285	30,000	—	—

	$100,965	$104,614	$—	$—

As of September 30, 2011, the Company was in compliance with all covenants under its lines of credit.

8. Segment Information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment which is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. Between fiscal years 2009 and 2011, the Company operated in four geographical areas: United States, China, Singapore and Other (which included Malaysia and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. For the fiscal years ended September 30, 2010 and 2009, net sales increased in Singapore and decreased in the United States primarily as a result of a reorganization of international operations which consolidated customer service, invoicing, and various program management and selling activities to Singapore. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
Net sales
United States	$24,417	$61,489	$261,760
China	780,814	685,121	517,773
Singapore	794,048	752,951	490,648
Other	374	724	1,112
Eliminations	(768,092)	(708,946)	(506,861)

Total	$831,561	$791,339	$764,432

Operating income (loss)
United States	$(13,849)	$(14,490)	$117
China	21,941	25,639	27,894
Singapore	42,547	47,894	36,411
Other	(3,613)	(17,971)	(7,133)
Eliminations	(963)	431	110

Total	$46,063	$41,503	$57,399

Depreciation and amortization
United States	$3,626	$4,295	$3,498
China	41,596	37,648	35,656
Singapore	97	58	30
Other	211	2,456	1,582

Total	$45,530	$44,457	$40,766

	Fiscal Years Ended September 30,
	2011	2010
Long-lived assets
United States	$10,794	$15,513
China	239,519	171,925
Singapore	248	273
Other	296	1,032

Total	$250,857	$188,743

	Fiscal Years Ended September 30,
	2011	2010
Total assets
United States	$167,813	$192,559
China	389,807	285,945
Singapore	293,146	268,186
Other	4,716	5,873
Eliminations	(229,737)	(190,242)

Total	$625,745	$562,321

9. Significant Concentrations

Customers

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, are presented below.

	Fiscal Years Ended September 30,
	2011	2010	2009
Net sales
OEM—A	8%	8%	6%
OEM—B	0%	1%	10%
OEM—C	44%	43%	37%
OEM—D	43%	42%	43%
OEM—E	5%	4%	1%

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company sub-contractors.

	Fiscal Years Ended September 30,
	2011	2010	2009
Net sales
Customer—2	0%	10%	12%
Customer—3	23%	18%	12%
Customer—4	0%	24%	25%
Customer—5	13%	16%	17%

	Fiscal Years Ended September 30,
	2011	2010	2009
Accounts Receivable
Customer—1	11%	8%	6%
Customer—2	24%	24%	11%
Customer—3	39%	17%	16%
Customer—4	0%	2%	30%
Customer—5	1%	16%	11%

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Fiscal Years Ended September 30,
	2011	2010	2009
United States	$62,007	$86,050	$124,627
Mexico	165,190	99,309	57,450
Canada	26,543	52,635	43,270
China	190,097	303,040	321,657
Hong Kong	289,615	159,930	106,480
Malaysia	3,938	1,575	18,596
Other Asia-Pacific	17,440	35,889	7,280
Europe	76,711	51,151	84,927
Other foreign	20	1,760	145

	$831,561	$791,339	$764,432

Sales to customers in Other Asia-Pacific countries noted above included Singapore, Japan, Thailand, Taiwan, and Korea. Sales to customers in Europe included the Netherlands, Austria, Sweden, Hungary, Denmark, Italy, Scotland, Germany, France and the United Kingdom.

Industry

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for the tablets sector separate from the consumer electronics sector. Amounts set forth below reflect this reclassification.

During the fiscal years ended September 30, 2011, 2010 and 2009, 83%, 68% and 57% of net sales, respectively, were derived from sales to companies that provide products or services into the smartphone industry, 13%, 1%, and 0% of net sales, respectively, were derived from sales were to companies that provide products or services into the tablet industry, and 1%, 24% and 25% of net sales, respectively, were derived from sales to companies that provide products into the consumer electronics industry. All of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

10. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain assets under non-cancelable operating leases which expire at various dates through 2014. Future minimum lease payments under non-cancelable operating leases at September 30, 2011 are as follows:

Fiscal Years Ending September 30,	Future Minimum Lease Payments
2012	$1,506
2013	852
2014	628

Total	$2,986

Total rent expense was $2,243, $1,783 and $1,877 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company had outstanding purchase and other commitments, which exclude amounts already recorded on the Consolidated Balance Sheets. The outstanding purchase and other commitments were primarily related to capital projects at its various facilities, which totaled $8,068 and $38,054 as of September 30, 2011 and 2010, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the fiscal years ended September 30, 2011, 2010 and 2009 were $16,255, $13,386 and $11,056, respectively.

Indemnification

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

11. Stock-Based Compensation

2004 Stock Incentive Plan

In June 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which is administered by the Company’s board of directors (“Board”) or a committee thereof (the “Administrator”). The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Options granted under the 2004 Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”). Options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. A total of 3,976,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan, as amended and restated to date.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	the expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock;

(b)	expected dividends, which are zero, as the Company does not currently anticipate issuing dividends;

(c)	the expected term of the stock option, which is estimated based on the historical stock option exercise behavior of the Company’s employees; and

(d)	the risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

No stock options were granted during the fiscal year ended September 30, 2011.

Stock Options

Stock option activity for the fiscal year ended September 30, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2010	328,599	$11.57
Granted	—	—
Exercised	(89,619)	13.94
Forfeited	(2,700)	10.00

Options outstanding and exercisable at September 30, 2011	236,280	$10.69	$2,200	2.7

Vested and expected to vest at September 30, 2011	236,280	$10.69	$2,200	2.7

During the fiscal years ended September 30, 2011, 2010 and 2009, the Company recognized compensation costs of $0, $0 and $288, respectively, related to stock options. The aggregate intrinsic value of stock options exercised was $1,346, $3,302 and $7,370 during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. No unearned compensation existed as of September 30, 2011 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the fiscal years ended September 30, 2011, 2010 and 2009, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 218,727, 153,991 and 260,050 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs was determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time, under the 2004 Plan. For such performance-based RSUs, the Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved per the related FASB authoritative guidance. Management generally considers the probability that the performance metrics will be achieved to be a 70% chance or greater (“Probability Threshold”). At the end of each reporting period, the Company evaluates the awards to determine if the related performance metrics meet the Probability Threshold. If the Company determines that the vesting of any of the outstanding performance-based RSUs does not meet the Probability Threshold, the compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made. However, if at a future date conditions have changed and the Probability Threshold is deemed to be met, the previously reversed stock compensation expense, as well as all subsequent projected stock compensation expense through the date of evaluation, is recognized in the period in which this new determination is made.

On November 15, 2010, the Administrator approved the grant of 94,879 performance-based RSUs (the “November 2010 Awards”). The November 2010 Awards vest upon the achievement of defined performance and market objectives pertaining to each grant, with vesting to occur on or about November 30, 2013. Two-thirds of the November 2010 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability of achievement under the Probability Threshold.

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

During the third fiscal quarter of 2011, the two-thirds of the November 2010 Awards which contained only performance conditions were still potentially achievable, however, the level of probability of achievement was deemed to be less than the Probability Threshold and as a result, the Company reversed $216 of compensation costs related to these awards.

On November 16, 2009, the Administrator approved the grant of 117,826 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2012. During the third fiscal quarter of 2011, the Company determined that, while the performance conditions of the November 2009 Awards are still potentially achievable, the level of probability of achievement was deemed to be less than the Probability Threshold and as a result, the Company reversed $1,251 of compensation costs related to these awards.

On June 11, 2008, the Administrator approved the grant of 22,000 performance-based RSUs. These performance-based RSUs vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur between the date of grant and June 30, 2011. During fiscal 2009, 12,000 of the performance-based RSUs were deemed to not meet the Probability Threshold regarding the defined performance objectives. During the three months ended December 31, 2009, the Company determined that the vesting of the remaining 10,000 performance-based RSUs were deemed to not meet the Probability Threshold regarding the defined performance objectives, and as a result, the Company reversed $148 of compensation expense. No changes in the probability of achievement of the performance objectives were noted since the period ended December 31, 2009.

RSU activity for the fiscal year ended September 30, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at September 30, 2010	479,019	$21.68
Granted	313,606	22.33
Vested	(190,363)	19.46
Forfeited	(59,320)	23.00

Nonvested shares outstanding at September 30, 2011	542,942	$22.69

The Company recognized compensation costs related to RSUs of $3,262, $4,842 and $2,996 during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the fiscal years ended September 30, 2011, 2010 and 2009 was $22.33, $25.94 and $14.14, respectively. The weighted-average fair value of RSUs vested during the fiscal years ended September 30, 2011, 2010 and 2009 was $19.46, $17.92 and $20.96, respectively. Unearned compensation of $5,049 existed as of September 30, 2011 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.2 years.

Stock Appreciation Rights

During fiscal year 2011, the Administrator approved the grant of stock appreciation rights (“SSAR” or “SSARs”) to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

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

On November 16, 2009, the Administrator granted 154,940 stock appreciation rights (“SSAR” or “SSARs”) to be settled in the Company’s common stock (the “November 2009 SSARs”), for certain employees (including executive officers) under the 2004 Plan. These November 2009 SSARs will vest and be exercisable on November 16, 2012, and will expire on November 15, 2019. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The November 2009 SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period). The grant date-fair value of the November 2009 SSARs was estimated at $12.44 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 2.18%, zero expected dividends, expected volatility of 71.05% and an expected term of 3.0 years.

On December 5, 2008, the Administrator approved defined dollar value SSARs to be settled in Company common stock of $2,225, for certain employees, including executive officers, under the 2004 Plan (the “December 2008 SSARs”). These SSARs were granted in four tranches (on December 5, 2008 and March 5, June 5 and September 4, 2009, subject to certain requirements being met—each a “grant date”), will vest and be exercisable on December 5, 2011, and will expire December 4, 2018. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The number of SSARs received by each participant, on each grant date, was determined by dividing one-fourth of the defined dollar value set for each grantee by the closing price of a share of the Company’s common stock on the applicable grant date, rounded down to the nearest whole number of shares. If a participant terminates service with the Company prior to December 5, 2011, all of that participant’s SSAR awards will be forfeited and cancelled.

The December 2008 SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. The grant date fair value of the December 2008 SSARs was estimated using the Black-Scholes valuation pricing model with the following assumptions:

	December 5, 2008	March 5, 2009	June 5, 2009	September 4, 2009
Risk-free interest rate	1.61%	1.96%	2.56%	2.46%
Expected dividends	—	—	—	—
Expected volatility	73.55%	73.53%	73.05%	72.00%
Expected term (in months)	36	33	30	27
Grant date fair value	$5.26	$6.00	$9.95	$12.21
Total December 2008 SSARs granted	51,692	43,794	25,396	19,460

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

SSARs activity for the fiscal year ended September 30, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2010	295,282	$21.16
Granted	125,780	22.17
Exercised	—	—
Forfeited	(50,659)	21.60

SSARs outstanding at September 30, 2011	370,403	$21.44	$685	8.2

SSARs expected to vest after September 30, 2011	358,347	$21.37	$680	8.2

The Company recognized compensation costs of $1,041, $951 and $153 during the fiscal years ended September 30, 2011, 2010 and 2009, respectively, related to SSARs. No SSARs were exercised or were exercisable during the fiscal years ended September 30, 2011, 2010 or 2009. Unearned compensation as of September 30, 2011 was $1,443 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.1 years.

12. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program (the “Current Repurchase Program”) for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of September 30, 2011. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement providing for the repurchase of up to 500,000 of such shares. As of September 30, 2011, 50,000 shares were repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.14 per share, for a total value of $1,007. All of the repurchased shares were subsequently retired as of September 30, 2011, and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

On December 5, 2008, the Board approved the establishment of a share repurchase program (the “2008 Repurchase Program”) for up to 2,250,000 shares in the aggregate of the Company’s common stock on the open market. As of September 30, 2011, the Company had repurchased and subsequently retired all of the shares in the 2008 Repurchase Program. The excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital. The shares were repurchased at a weighted-average purchase price of $21.52 per share, for a total value of $48,415 pursuant to established 10b5-1 plans.

13. Impairment and Restructuring

Anaheim, California (Fiscal years 2011 and 2010)

During the fourth fiscal quarter of 2011, the Company made the determination to reduce headcount at the Company headquarters. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $204 were recorded during fiscal 2011, all of which was related to machinery and equipment. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, pre-tax one-time termination benefits charges of $802 were recorded during fiscal 2011. The total amount expected to be incurred in connection with the further alignment of its organization in Anaheim was approximately $1,006 as of September 30, 2011, all of which was recorded during fiscal 2011.

During the fourth fiscal quarter of 2011, the Company committed to a plan to move corporate headquarters to another smaller location in Orange County, California. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $1,494 were recorded during fiscal 2011, including $1,011 of land and building, and $483 of machinery and equipment. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. The total amount expected to be incurred in connection with the planned relocation of the Company’s corporate headquarters was approximately $1,494 as of September 30, 2011, all of which was recorded during fiscal 2011.

During the third fiscal quarter of 2011, the Company evaluated a Company-owned building in Anaheim under the “Long-Lived Assets to Be Disposed of by Sale” classification, and determined that the building should be classified as assets held for sale as of June 30, 2011. Based on the Company’s evaluation of the recoverability of the impacted long-lived assets, a pre-tax impairment charge of $92 was recorded in the third fiscal quarter of 2011. During the fourth quarter of fiscal 2011, the Company completed the sale of the facility, resulting in a net gain on sale of $133 which was recorded during fiscal 2011.

During the second fiscal quarter of 2010, the Company committed to close one of its facilities in Anaheim as part of a strategic effort to move more functions, specifically low volume production and process research and development associated with the Company’s flex and flex assembly processes, to Asia. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $2,117 were recorded during fiscal 2010, including $1,480 of machinery and equipment and $637 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, a net gain on sale of assets of $578, pre-tax one-time termination benefits charges of $1,213 and other restructuring-related charges of $1,161 were recorded during fiscal 2010. The total amount expected to be incurred in connection with the closure of the facility in Anaheim was approximately $3,913, all of which was recorded during fiscal 2010.

Tucson, Arizona (Fiscal years 2011 and 2009)

During the third and fourth fiscal quarters of 2011, due to the continued decline in the real estate market, the Company completed a long-lived asset impairment analysis on its Tucson, Arizona facility which was closed during fiscal 2008, as part of Aurora Optical.

Based on an arms-length offer for the former Aurora Optical facility received and a decline in market value and other related adjustments, the Company recorded impairment charges of $328 during fiscal year 2009. The added charges resulted primarily from a drop in commercial real estate values since the original impairment was recorded as of September 30, 2008. Based on further market decline in commercial real estate values in fiscal 2011, the Company recorded non-cash impairment charges of $1,727 during fiscal 2011 and classified the facility under Other Assets on the consolidated balance sheet. No impairment and restructuring charges related to the Company’s Tucson, Arizona facility were recorded during fiscal 2010.

United Kingdom (Fiscal year 2010)

During the fourth fiscal quarter of 2010, the Company committed to a plan to align its United Kingdom research and development efforts with those in Anaheim and China, as well as to reduce costs. As a result, pre-tax charges of $570 were recorded during fiscal 2010, which consisted of one-time termination benefits and other restructuring-related charges. The total amount incurred in connection with the United Kingdom restructuring was approximately $570, all of which was recorded during fiscal 2010.

Malaysia (Fiscal year 2010)

During the third fiscal quarter of 2010, the Company committed to close its facility in Malaysia in order to move the related functions to China as part of its continuing cost reduction efforts. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, a pre-tax asset impairment charge of $1,954 was recorded during fiscal 2010, including $1,507 of machinery and equipment and $447 of leasehold improvements. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, pre-tax one-time termination benefits of $419 and other restructuring-related charges of $175 were recorded during fiscal 2010. The total amount incurred in connection with the closure of the facility in Malaysia was approximately $2,548, all of which was recorded during fiscal 2010.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the fiscal year ended September 30, 2011:

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2010	$547	$502	$1,049
Restructuring charges	802	—	802
Utilization	(524)	(507)	(1,031)
Adjustments	(23)	5	(18)

Accrual balance as of September 30, 2011	$802	$—	$802

14. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company transacts business in various foreign countries and is therefore exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to purchases, obligations, and monetary assets and liabilities that are denominated in currencies other than the Company’s reporting currency. The Company has established foreign currency risk management programs to attempt to protect against volatility in the value of non-U.S. dollar denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As a result, the Company enters into certain foreign currency forward contracts to hedge its aforementioned currency exposures.

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of September 30, 2011, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥31,877	$5,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of operations. The Company recognized realized losses of $45 during fiscal 2011 and $0 during fiscal 2010, respectively, related to settlement of forward contracts. The Company also recognized unrealized gains of $7 during fiscal year 2011 and $0 during fiscal year 2010, respectively, related to outstanding forward contracts. See Note 15 for further information on fair value measurements.

15. Fair Value Measurements

Per FASB authoritative guidance, the Company classifies and discloses the fair value of assets and liabilities in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

Recurring basis measurements

For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to derivative financial instruments are measured at fair value at the end of each reporting period. The fair value as of September 30, 2011 was determined based on Level 2 inputs, which consist of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions. The Company’s derivative financial instruments measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3
Other current assets:
Forward contracts	—	$7	—

	$—	$7	$—

There were no assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

Non-recurring basis measurements

For recognition purposes, on a non-recurring basis, the Company measures certain of its long-lived assets at fair value. The fair values as of September 30, 2011 were determined based on both “Level 2” and “Level 3” inputs. The fair value of the “Level 2” assets was determined based on a current market value comparison analysis with similar assets in the area. The fair value less costs to sell including broker commissions, legal and title transfer fees and closing costs were incorporated to determine the fair value as of September 30, 2011. The long-lived assets had carrying amounts of $10,459, which were written down to their fair value of $7,722, resulting in impairment charges of $2,737 (of which $606 were estimated costs to sell) included in earnings for the fiscal year ended September 30, 2011.

The Company measured certain of its long-lived assets at fair value based on “Level 3” inputs, which consist of unobservable inputs using a market approach, whereby reflecting the price that would be received for these assets in their current condition and location, including installation and transportation costs. The long-lived assets had carrying amounts of $752, which were written down to their fair value of $65, resulting in an impairment charge of $687 included in earnings for the fiscal year ended September 30, 2011.

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3
Long-lived assets:
Fixed Assets	$—	$6,490	$65
Other Assets	$—	$1,232	$—

	$—	$7,722	$65

The fair value as of September 30, 2010 was determined based on “Level 3” inputs, which consist of unobservable inputs using a market approach, whereby reflecting the price that would be received for these assets in their current condition and location, including installation and transportation costs. The long-lived assets had a carrying amount of $3,827, which were written down to their fair value of $261, resulting in an impairment charge of $3,566 included in earnings for the fiscal year ended September 30, 2010.

In the fourth quarter of fiscal 2010, the Company conducted a review of its MFE operations due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, the Company determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, the fair value was determined using “Level 3” inputs, which consisted of testing to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. The intangible assets had a carrying amount of $4,345, and were written down to their fair value of $0, resulting in impairment charges of $4,345 included in earnings for the fiscal year ended September 30, 2010.

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of September 30, 2010
	Level 1	Level 2	Level 3
Long-lived assets:
Fixed Assets	$—	$—	$261

	$—	$—	$261

16. Subsequent Events

In October 2011, the Company provided notice that it was terminating the Agreement by and among the Borrowers, various subsidiaries of the Borrowers, various financial institutions that are parties thereto (collectively, the “Lenders”) and BOA, as agent (the “Agent”) for the Lenders. The Agreement provided the Borrowers with a three year revolving credit facility in an amount up to $30 million. At the time of the notice, there were no borrowings outstanding under the Agreement. The Borrowers provided ninety days written notice as required by the Agreement, and accordingly, the termination will be effective on January 19, 2012 (the “Termination Date”). On the Termination Date, the Borrowers shall pay the Agent $75 as an early termination fee, together with all other amounts as may then be owing in connection with the Agreement. The Company is currently negotiating a credit facility to replace the Agreement and expects to execute such new credit facility on or about the Termination Date. However, there can be no assurance that the Company will be able to replace the terminated credit facility.

Quarterly Financial Summary

The following table presents the Company’s unaudited quarterly consolidated income statement data for its previous eight quarters. These quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the fair presentation for the quarters presented and are not necessarily indicative of the operating results for any future period.

	For the Quarters Ended (Unaudited)
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(in thousands, except per share data)
Net sales	$191,499	$191,838	$207,070	$241,154	$226,715	$181,049	$154,075	$229,498
Cost of sales	172,330	168,525	179,315	206,680	194,688	158,808	131,772	193,025

Gross profit	19,169	23,313	27,755	34,474	32,027	22,241	22,303	36,473
Operating expenses:
Research and development	2,525	2,378	2,831	2,751	3,717	4,442	3,462	2,835
Sales and marketing	5,930	5,512	6,314	7,433	6,458	5,088	5,855	6,685
General and administrative	5,320	3,800	4,618	5,050	6,016	4,834	4,892	5,883
Impairment and restructuring	3,187	999	—	—	6,111	3,328	1,937	—

Total operating expenses	16,962	12,689	13,763	15,234	22,302	17,692	16,146	15,403

Operating income	2,207	10,624	13,992	19,240	9,725	4,549	6,157	21,070
Other income (expense), net:
Interest income	224	213	215	223	165	168	116	86
Interest expense	(124)	(123)	(109)	(116)	(115)	(121)	(269)	(277)
Other income (expense), net	222	261	246	(165)	(267)	242	308	190

Income before income taxes	2,529	10,975	14,344	19,182	9,508	4,838	6,312	21,069
Provision for income taxes	(152)	(2,157)	(2,767)	(4,081)	(3,371)	(2,456)	(1,370)	(4,756)

Net income	$2,377	$8,818	$11,577	$15,101	$6,137	$2,382	$4,942	$16,313

Net income per share:
Basic	$0.10	$0.37	$0.48	$0.63	$0.25	$0.09	$0.19	$0.65

Diluted	$0.10	$0.36	$0.48	$0.62	$0.25	$0.09	$0.19	$0.63

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm or disagreements with such accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level as of September 30, 2011.

Item 9B.	Other Information.

On November 14, 2011, the special compensation committee of our Board, comprised solely of independent, non-employee members of our compensation committee, approved a fiscal year 2012 bonus plan, pursuant to which our named executive officers (“NEOs”) can obtain a cash bonus (“Bonus”), at a target level equal to one hundred percent for Mr. Meshgin, fifty-five percent for Mr. Liguori and fifty percent for Mr. Lee, Ms. Besnard and Mr. Jin, of such executive’s annual base salary. In certain specified circumstances, the Bonuses may exceed these percentages. The bonus plan includes net revenue, net income and cash conversion cycle metrics which must be met in order for the NEOs to be awarded the Bonuses.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders expected to be held in March of 2012, which we refer to as our 2012 Proxy Statement, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Philippe Lemaitre (Chairperson), 62 years of age, Donald Schwanz, 67 years of age, Sam Yau, 63 years of age, and Kheng-Joo Khaw, 63 years of age. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Further, our board of directors has determined that Mr. Lemaitre qualifies as an “audit committee financial expert” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2012 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2012 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2012 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.65(12)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(12)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(13)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(13)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(14)	Amendment No. 4 and Waiver to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(15)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(15)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(15)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(15)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(16)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.75*	Amendment No.5 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated September 1, 2011.

14.1(10)	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished, not filed

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

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

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.

(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.

(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2010.

(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date:	November 14, 2011	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	November 14, 2011

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2011

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 14, 2011

/S/ KHENG-JOO KHAW Kheng-Joo Khaw	Director	November 14, 2011

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 14, 2011

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 14, 2011

/S/ CHOON SENG TAN Choon Seng Tan	Director	November 14, 2011

/S/ SEE MENG WONG See Meng Wong	Director	November 14, 2011

/S/ SAM YAU Sam Yau	Director	November 14, 2011

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009

(In Thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2011	$2,354	$9,926	$(9,878)	$2,402
Fiscal 2010	$2,152	$7,780	$(7,578)	$2,354
Fiscal 2009	$1,520	$2,489	$(1,857)	$2,152

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2011	$12,239	$1,382	$(1,094)	$12,527
Fiscal 2010	$8,791	$3,493	$(45)	$12,239
Fiscal 2009	$962	$8,285	$(456)	$8,791

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.65(12)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(12)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(13)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(13)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(14)	Amendment No. 4 and Waiver to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(15)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(15)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(15)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(15)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(16)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.75*	Amendment No. 5 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated September 1, 2011.

14.1(10)	Code of Ethics for Senior Officers.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished, not filed

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2009.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).

(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

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

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.

(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.

(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2010.

(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.