Form 10-K/A
period 2011-09-30
MULTI FINELINE ELECTRONIX INC
filed 2011-11-28
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Multi-Fineline Electronix, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Initial Form 10-K”) solely to amend Item 15 to re-file Exhibit 23.1 to the Initial Form 10-K, the consent of the Company’s independent registered public accounting firm, which inadvertently failed to consent to the incorporation by reference of the audit report dated November 14, 2011 into the Company’s effective Registration Statement on Form S-8 (No.333-116891).

This Amendment does not reflect events occurring after the filing of the Initial Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Initial Form 10-K as originally filed or the exhibits filed therewith.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Amendment or the Initial Form 10-K:

(1) Financial Statements:

All financial statements as set forth under Item 8 of the Initial Form 10-K.

(2) Supplementary Financial Statement Schedules:

Schedule II to the Initial Form 10-K—Valuation and Qualifying Accounts.

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.65(12)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(12)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(13)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(13)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(14)	Amendment No. 4 and Waiver to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(15)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(15)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(15)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(15)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(16)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.75(17)	Amendment No.5 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated September 1, 2011.

14.1(10)	Code of Ethics for Senior Officers.

21.1(17)	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1(17)	Power of Attorney.

31.1(17)	Section 302 Certification by the Company’s chief executive officer.

31.2(17)	Section 302 Certification by the Company’s principal financial officer.

31.3*	Section 302 Certification by the Company’s chief executive officer.

31.4*	Section 302 Certification by the Company’s chief executive officer.

32.1(17)	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously furnished as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended September 30, 2011, not filed.
(1)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the SEC, on June 24, 2004.
(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2011.

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: November 28, 2011	By:	/s/ REZA MESHGIN
Reza Meshgin
President and Chief Executive Officer

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.3(4)(3)	2004 Stock Incentive Plan of the Company, as amended and restated.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.51(8)	Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 12, 2009.

10.56(9)	Amendment No. 1 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 27, 2009.

10.57(10)(3)	Form of Restricted Stock Unit Agreement.

10.60(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(11)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(11)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.65(12)	Amendment No. 2 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated February 15, 2010.

10.66(12)	Amendment No. 3 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated March 17, 2010.

10.67(13)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. And Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(13)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.69(14)	Amendment No. 4 and Waiver to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated August 18, 2010.

10.70(15)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(15)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(15)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(15)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(16)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.75(17)	Amendment No.5 to Loan and Security Agreement by and among Multi-Fineline Electronix, Inc., Multi-Fineline Electronix Singapore Pte. Ltd., and Bank of America, N.A. dated September 1, 2011.

14.1(10)	Code of Ethics for Senior Officers.

21.1(17)	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1(17)	Power of Attorney.

31.1(17)	Section 302 Certification by the Company’s chief executive officer.

31.2 (17)	Section 302 Certification by the Company’s principal financial officer.

31.3*	Section 302 Certification by the Company’s chief executive officer.

31.4*	Section 302 Certification by the Company’s chief executive officer.

32.1(17)	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously furnished as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended September 30, 2011, not filed.
(1)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the SEC, on June 24, 2004.
(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibit (as Exhibit A) to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders on Form DEF 14A filed with the SEC on January 20, 2011.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010.
(13)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(14)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2010.
(15)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(16)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2011.