Form 10-Q
period 2011-12-31
MULTI FINELINE ELECTRONIX INC
filed 2012-02-02
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2012 was 23,757,175.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$75,808	$97,890
Accounts receivable, net of allowances of $3,280 and $2,402 at December 31, 2011 and September 30, 2011, respectively	191,311	150,507
Inventories	76,411	87,166
Deferred taxes	5,993	6,097
Income taxes receivable	1,875	5,083
Assets held for sale	6,450	—
Other current assets	7,305	6,656

Total current assets	365,153	353,399
Property, plant and equipment, net	236,018	244,026
Land use rights	6,850	6,831
Deferred taxes	6,442	6,341
Goodwill	7,537	7,537
Other assets	6,876	7,611

Total assets	$628,876	$625,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$154,385	$162,790
Accrued liabilities	29,504	27,936
Income taxes payable	3,585	3,608

Total current liabilities	187,474	194,334
Other liabilities	16,441	15,328

Total liabilities	203,915	209,662
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2011 and September 30, 2011, respectively; 0 and 0 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2011 and September 30, 2011, respectively; 23,895,517 and 24,049,780 shares issued at December 31, 2011 and September 30, 2011, respectively	2	2
Treasury stock, 138,700 and 0 shares at December 31, 2011 and September 30, 2011, respectively	(2,811)	—
Additional paid-in capital	83,163	87,577
Retained earnings	302,246	288,702
Accumulated other comprehensive income	42,361	39,802

Total stockholders’ equity	424,961	416,083

Total liabilities and stockholders’ equity	$628,876	$625,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Net sales	$239,344	$241,154
Cost of sales	210,182	206,680

Gross profit	29,162	34,474
Operating expenses:
Research and development	2,079	2,751
Sales and marketing	6,387	7,433
General and administrative	5,064	5,050

Total operating expenses	13,530	15,234

Operating income	15,632	19,240
Other income (expense), net:
Interest income	292	223
Interest expense	(154)	(116)
Other income (expense), net	471	(165)

Income before income taxes	16,241	19,182
Provision for income taxes	(2,697)	(4,081)

Net income	$13,544	$15,101

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,559	2,871

Total comprehensive income	$16,103	$17,972

Net income per share:
Basic	$0.57	$0.63

Diluted	$0.56	$0.62

Shares used in computing net income per share:
Basic	23,893,426	23,960,323
Diluted	24,151,979	24,298,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$13,544	$15,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,709	11,169
Provision for doubtful accounts and returns	1,799	2,064
Deferred taxes	(3)	(34)
Stock-based compensation expense	1,367	1,643
Asset impairments	(565)	—
Loss on disposal of equipment	13	5
Changes in operating assets and liabilities:
Accounts receivable	(42,525)	(14,237)
Inventories	13,079	6,676
Other current assets	(179)	(379)
Other assets	742	(1,548)
Accounts payable	2,599	(17,878)
Accrued liabilities	(1,875)	(2,042)
Income taxes payable	3,257	1,676
Other liabilities	1,777	1,305

Net cash provided by operating activities	5,739	3,521
Cash flows from investing activities
Sales of investments	—	14,991
Purchases of property and equipment	(20,346)	(18,327)
Proceeds from sale of equipment	699	277

Net cash used in investing activities	(19,647)	(3,059)
Cash flows from financing activities
Proceeds from exercise of stock options	52	52
Tax withholdings for net share settlement of equity awards	(800)	(959)
Repurchase of common stock	(7,860)	(924)

Net cash used in financing activities	(8,608)	(1,831)
Effect of exchange rate changes on cash	434	655

Net decrease in cash	(22,082)	(714)
Cash and cash equivalents at the beginning of the period	97,890	99,875

Cash and cash equivalents at the end of the period	$75,808	$99,161

Non-cash investing activities
Purchases of property and equipment	$7,147	$13,842

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of December 31, 2011 and September 30, 2011, which provided WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”); one located in Cambridge, England: MFLEX UK Limited, formerly known as Pelikon Limited (“MFE”); and one located in Korea: MFLEX Korea Limited (“MKR”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

Inventories

Inventories, net of related allowances, were comprised of the following:

	December 31, 2011	September 30, 2011
Raw materials and supplies	$23,737	$27,735
Work-in-progress	19,490	16,526
Finished goods	33,184	42,905

	$76,411	$87,166

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, were comprised of the following:

	December 31, 2011	September 30, 2011
Land	$—	$2,942
Building	69,891	73,708
Machinery and equipment	301,510	300,539
Computers and capitalized software	11,245	11,184
Leasehold improvements	12,906	15,270
Construction-in-progress	25,495	27,795

	$421,047	$431,438
Accumulated depreciation and amortization	(185,029)	(187,412)

	$236,018	$244,026

During the first fiscal quarter of 2012, the Company evaluated its corporate headquarters in Anaheim under the “Long-Lived Assets to Be Disposed of by Sale” classification under the relevant Financial Accounting Standards Board (“FASB”) authoritative guidance and recorded $6,450 related to assets held for sale for the land, building and building improvements of its corporate headquarters in Anaheim as of December 31, 2011.

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

Changes in the product warranty accrual for the three months ended December 31, 2011 and 2010 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at December 31
Fiscal 2012	$279	$(512)	$707	$474
Fiscal 2011	$463	$(316)	$82	$229

Derivative Financial Instruments

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the condensed consolidated balance sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the condensed consolidated statements of comprehensive income. Realized gains (losses) will be recognized at maturity as other income (expense), net in the condensed consolidated statements of comprehensive income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company recognized unrealized gains of $103 and $0 during the three months ended December 31, 2011 and 2010, respectively, related to outstanding derivative financial instruments. See Note 9 for further information on derivative financial instruments.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended December 31,
	2011	2010
Basic weighted-average number of common shares outstanding	23,893,426	23,960,323
Dilutive effect of potential common shares	258,553	338,172

Diluted weighted-average number of common and potential common shares outstanding	24,151,979	24,298,495

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	401,242	372,639

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2011 and September 30, 2011, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $7,999 and $8,068, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of December 31, 2011 and September 30, 2011 were $16,395 and $16,255, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2011	2010
OEM C	66%	28%
OEM D	27%	54%

The Company’s sales into the largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2011	2010
Smartphones	82%	93%
Tablets	17%	2%
Consumer electronics	0%	2%

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for the tablets sector separate from the consumer electronics sector. All of these sectors are subject to economic cycles and have experienced periods of slowdown in the past.

3. Lines of Credit

In July, 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese Renminbi (“RMB”) ($31,742 at December 31, 2011). The line of credit will mature in July 2013.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

In March, 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,806 each at December 31, 2011). The lines of credit will mature in March 2013.

In February, 2009, the Company and MFLEX Singapore entered into a Loan and Security Agreement with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements. The line of credit was terminated by the Company in January 2012 (see Note 11).

A summary of the lines of credit is as follows:

	Amounts Available at			Amounts Outstanding at
	December 31, 2011		September 30, 2011	December 31, 2011	September 30, 2011
Line of credit (ABC)	31,742		31,472	$—	$—
Line of credit (CCB)	47,612		47,208	—	—
Line of credit (BOA)	30,000	[1]	22,285	—	—

	$109,354		$100,965	$—	$—

[1]

The BOA line of credit had amounts available of up to $30,000 as of December 31, 2011. Availability under the credit facility was calculated as an amount equal to the lesser of: (1) 85% of the eligible accounts receivable attributable to the Company minus certain availability thresholds, which could be as high as $10,000 and as low as $0 depending on the amount of cash and cash equivalents on deposit with BOA, or (2) certain other commitments per the line of credit agreement minus certain availability thresholds to the extent attributable to the Company in BOA’s discretion.

As of December 31, 2011, the Company was in compliance with all covenants under the lines of credit.

4. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. For the periods presented, the Company operated in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the condensed consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2011	2010
Net sales
United States	$9,867	$6,155
China	214,204	213,404
Singapore	229,422	234,196
Other	184	136
Eliminations	(214,333)	(212,737)

Total	$239,344	$241,154

Operating income (loss)
United States	$(1,214)	$(3,124)
China	3,730	5,578
Singapore	12,954	18,035
Other	(737)	(956)
Eliminations	899	(293)

Total	$15,632	$19,240

Depreciation and amortization
United States	$728	$895
China	11,908	10,184
Singapore	24	24
Other	49	66

Total	$12,709	$11,169

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	December 31, 2011	September 30, 2011
Total assets
United States	$158,807	$167,813
China	351,645	389,807
Singapore	334,846	293,146
Other	4,741	4,716
Eliminations	(221,163)	(229,737)

Total	$628,876	$625,745

5. Stock-Based Compensation

Stock Options

Stock option activity for the three months ended December 31, 2011 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2011	236,280	$10.69
Granted	—	—
Exercised	(5,594)	10.00
Forfeited	—	—

Options outstanding and exercisable at December 31, 2011	230,686	$10.70	$2,275	2.5

Vested and expected to vest at December 31, 2011	230,686	$10.70	$2,275	2.5

No compensation costs were recognized during the three months ended December 31, 2011 and 2010 related to stock options. The aggregate intrinsic value of stock options exercised was $59 and $31 during the three months ended December 31, 2011 and 2010, respectively. No unearned compensation existed as of December 31, 2011 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2011 and 2010, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to160,029 and 164,414 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized to expense over the vesting period using the straight-line method.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

On November 14, 2011, the Company granted 110,046 performance-based RSUs (the “November 2011 Awards”) to certain employees (including executive officers). The November 2011 Awards vest upon the achievement of defined performance and market objectives pertaining to the grants, with vesting to occur on or about November 15, 2014. The November 2011 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of December 31, 2011, the Company considers the vesting of the November 2011 Awards to be probable.

On November 15, 2010, the Company granted 94,879 performance-based RSUs (the “November 2010 Awards”) to certain employees (including executive officers). The November 2010 Awards vest upon the achievement of defined performance and market objectives pertaining to each grant, with vesting to occur on or about November 30, 2013. Two-thirds of the November 2010 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability of achievement under the Probability Threshold. One-third of the November 2010 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three year period beginning fiscal 2011 through fiscal 2013 versus the TSR of the Russell 2000 Index for the same period. The estimated per share fair value of the portion of the November 2010 Awards containing both market and performance conditions was $16.47.

During the third fiscal quarter of 2011, the Company determined that the two-thirds of the November 2010 Awards which contained only performance conditions were still achievable, however, the level of probability of achievement was deemed to be less than the Probability Threshold. As a result, the Company reversed $216 of compensation costs related to these awards.

RSU activity for the three months ended December 31, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2011	542,942	$22.69
Granted	270,075	19.65
Vested	(130,067)	20.25
Forfeited	(24,511)	23.98

Non-vested shares outstanding at December 31, 2011	658,439	$21.88

The Company recognized compensation costs related to RSUs of $1,156 and $1,353 during the three months ended December 31, 2011 and 2010, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the three months ended December 31, 2011 and 2010 was $19.65 and $21.48, respectively. The weighted-average fair value of RSUs vested during the three months ended December 31, 2011 and 2010 was $20.25 and $18.66, respectively. Unearned compensation of $8,632 existed as of December 31, 2011 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.7 years.

Stock Appreciation Rights

From time to time, the Company grants stock appreciation rights to be settled in Company common stock (“SSAR” or “SSARs”). These grants are made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

On November 14, 2011, the Company granted 141,107 SSARs (the “November 2011 SSARs”). The November 2011 SSARs vest over a period of three years with one-third vesting on each November 15, 2012, 2013 and 2014, and will expire on November 14, 2021. The grant date fair value of the SSAR awards was estimated at $7.25 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 0.40%, zero expected dividends, expected volatility of 51.73% and an expected term of 3.4 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

On November 15, 2010, the Company granted 125,780 SSARs (the “November 2010 SSARs”). The November 2010 SSARs vest over a period of three years with one-third vesting on each November 15, 2011, 2012 and 2013, and will expire on November 14, 2020. The grant date fair value of the SSAR awards was estimated at $10.22 using the Black-Scholes valuation pricing model assuming a risk-free interest rate of 0.78%, zero expected dividends, expected volatility of 66.81% and an expected term of 3.3 years.

SSAR activity for the three months ended December 31, 2011 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2011	370,403	$21.44
Granted	141,107	19.65
Exercised	(6,437)	11.65
Forfeited	(19,442)	24.78

SSARs outstanding at December 31, 2011	485,631	$20.92	$805	8.4

SSARs vested and expected to vest at December 31, 2011	468,558	$20.89	$796	8.4

During the three months ended December 31, 2011 and 2010, the Company recognized compensation costs of $228 and $296 related to SSAR grants. 6,437 shares and 0 shares of SSARs were exercised during the three months ended December 31, 2011 and 2010, respectively. Unearned compensation as of December 31, 2011 was $1,977 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.9 years.

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of December 31, 2011. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement providing for the repurchase of up to 500,000 of such shares. As of December 31, 2011, a total of 441,400 of such shares had been repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.09 per share, for a total value of $8,867. A total of 302,700 of such repurchased shares were retired as of December 31, 2011, and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital.

7. Income Taxes

As of December 31, 2011, the liability for income taxes associated with uncertain tax positions was $14,807 and was $14,354 as of September 30, 2011. As of December 31, 2011 and September 30, 2011, these liabilities can be reduced by $4,877 and $4,817, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $9,930 at December 31, 2011 and $9,537 at September 30, 2011, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the three months ended December 31, 2011, the Company realized tax savings for these operations. However, the tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or future changes in law.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. Impairment and Restructuring

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the three months ended December 31, 2011:

	One-Time Termination Benefits	Other	Total
Accrual balance as of September 30, 2011	$802	$—	$802
Restructuring charges	—	—	—
Utilization	(584)	—	(584)
Adjustments	—	—	—

Accrual balance as of December 31, 2011	$218	$—	$218

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of December 31, 2011, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥635,690	$100,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of comprehensive income. The Company recognized realized gains of $101 and $0 during the three months ended December 31, 2011 and 2010, respectively, related to settlement of forward contracts. The Company also recognized unrealized gains of $103 and $0 during the three months ended December 31, 2011 and 2010, respectively, related to outstanding forward contracts. See Note 10 for further information on fair value measurements.

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

Level 3: unobservable inputs that are not corroborated by market data

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Recurring basis measurements

For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to derivative financial instruments are measured at fair value at the end of each reporting period. The fair value as of December 31, 2011 was determined based on Level 2 inputs, which consist of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions. The Company’s derivative financial instruments measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3
Other current assets:
Forward contracts	—	$103	—

	$—	$103	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3
Other current assets:
Forward contracts	—	$7	—

	$—	$7	$—

11. Subsequent Events

On October 21, 2011, the Company and MFLEX Singapore (collectively with the Company, the “Borrowers”) provided ninety days advance written notice of termination of that certain Loan Agreement, dated as of February 12, 2009, as amended by and among the Borrowers, various subsidiaries of the Borrowers, various financial institutions that are parties thereto and BOA as agent. The termination became effective as of January 10, 2012.

On January 17, 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders, and JP Morgan Chase Bank, N.A. acting through its Hong Kong Branch, as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, in an aggregate principal amount of up to $50,000. MFLEX Singapore has not drawn on the credit facility. When MFLEX Singapore borrows, the obligations will be secured by, among other items, a guaranty by the Company, to be delivered by the Company at the time of first borrowing under the Facility Agreement.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 28-30 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2011.

Comparison of the Three Months Ended December 31, 2011 and 2010

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	87.8	85.7

Gross profit	12.2	14.3
Operating expenses:
Research and development	0.9	1.1
Sales and marketing	2.7	3.1
General and administrative	2.1	2.1

Total operating expenses	5.7	6.3

Operating income	6.5	8.0
Other income (expense), net:
Interest income	0.1	0.1
Interest expense	(0.0)	(0.0)
Other income (expense), net	0.1	(0.1)

Income before income taxes	6.7	8.0
Provision for income taxes	(1.1)	(1.7)

Net income	5.6%	6.3%

Net Sales. Net sales decreased to $239.3 million for the three months ended December 31, 2011, from $241.2 million for the three months ended December 31, 2010. The decrease of $1.9 million, or 0.8%, was primarily due to decreased sales into the smartphones and consumer electronics sectors, partially offset by increased sales into the tablets sector, as further quantified below.

Net sales into the smartphones sector decreased to $195.1 million for the three months ended December 31, 2011, from $223.3 million for the three months ended December 31, 2010. The decrease of $28.2 million, or 12.6%, was primarily due to lower sales volumes to one major customer. For the three months ended December 31, 2011 and 2010, the smartphones sector accounted for approximately 82% and 93% of total sales, respectively.

Net sales into the tablets sector increased to $39.8 million for the three months ended December 31, 2011, from $4.7 million for the three months ended December 31, 2010. The increase of $35.1 million in sales into the tablets sector was due to higher average sales prices as a result of higher content per unit of 365%, coupled with higher unit sales volume of 283% from one of our key customers in this sector. For the three months ended December 31, 2011, and 2010, the tablets sector accounted for approximately 17% and 2% of total sales, respectively.

Net sales into the consumer electronics sector (which excludes sales into the tablets sector) were less than $0.1 million for the three months ended December 31, 2011, versus $4.4 million for the three months ended December 31, 2010. The decrease in sales into the consumer electronics sector was due to one of our customer’s programs, which incorporates our flex assembly, reaching the end of its life cycle. Shipments into the consumer electronics sector accounted for approximately 0% and 2% of total net sales for the three months ended December 31, 2011 and 2010, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.8% for the three months ended December 31, 2011 versus 85.7% for the three months ended December 31, 2010. The increase in cost of sales as a percentage of net sales of 2.1% was primarily attributable to an increase of 90 basis points as a result of higher capacity related costs for plant and equipment additions to support anticipated 2012 customer demand, an increase of 90 basis points due to higher labor costs in China, and an increase of 105 basis points due to the appreciating Chinese Yuan. These increases were partially offset by a 75 basis point improvement primarily in product mix. Gross profit decreased to $29.2 million for the three months ended December 31, 2011, versus $34.5 million for the three months ended December 31, 2010, or 15.4%. As a percentage of net sales, gross profit decreased to 12.2% for the three months ended December 31, 2011 from 14.3% for the three months ended December 31, 2010.

Research and Development. Research and development expense decreased by $0.7 million to $2.1 million for the three months ended December 31, 2011, from $2.8 million for the three months ended December 31, 2010. As a percentage of net sales, research and development expense decreased to 0.9% versus 1.1% in the comparable period of the prior year. The decrease was primarily due to our decision to realign our global research and development activities in Anaheim, CA and the United Kingdom and move certain research and development to China, where labor costs are lower.

Sales and Marketing. Sales and marketing expense decreased by $1.0 million to $6.4 million for the three months ended December 31, 2011, from $7.4 million in the comparable period of the prior year, a decrease of 13.5%. The decrease is primarily attributable to decreased variable selling costs associated with our customer mix. As a percentage of net sales, sales and marketing expense decreased to 2.7% versus 3.1% in the comparable period of the prior year.

General and Administrative. General and administrative expense remained flat at $5.1 million, or 2.1% as a percentage of net sales, for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.5 million for the three months ended December 31, 2011, from other expense, net of $0.2 million for the three months ended December 31, 2010. The increase in other income, net was primarily the result of net gains from our forward contracts and foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended December 31, 2011 and 2010 was 16.6% and 21.3%, respectively. The decrease was primarily a result of the reorganization of international operations to further strengthen our Asian operations. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our second quarter of fiscal 2012, we expect net sales to range between $210 to $225 million, based on anticipated strong demand for our flex assemblies for both smartphones and tablets.

Cost of Sales and Gross Profit. For our second quarter of fiscal 2012, we expect gross margin to range between 10.5% and 11.5% based on reduced capacity utilization. However, we expect sales to increase as we move through 2012, and we continue to believe that at revenues of $250 million per quarter, a gross margin of 13% or higher is achievable.

Operating Expenses. We expect operating expenses to be approximately $14 million during the second fiscal quarter of 2012.

Income Taxes. We expect the effective tax rate, on average, to be in the high teens to low 20% range going forward.

Capital Expenditures. For fiscal 2012, we are anticipating approximately $55 to $60 million in capital expenditures for normal equipment replacement and further investments in automation, though that may increase if customer forecasted demand increases. Of this, we anticipate approximately $20 million in capital expenditures will be in the second fiscal quarter of 2012.

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

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months, without the need to repatriate earnings.

Changes in the principal components of operating cash flows during our three months ended December 31, 2011 were as follows:

•

Our net accounts receivable balance increased to $191.3 million as of December 31, 2011 from $150.5 million as of September 30, 2011, or 27.1%. Days sales outstanding on a quarterly basis at September 30, 2011 increased one day to 72 days at December 31, 2011, primarily as the result of increased sales in the latter half of the quarter when compared to the prior period. The shift of sales towards the end of the fiscal quarter resulted in many of the related receivables still being open as of December 31, 2011. Our net inventory balance decreased to $76.4 million as of December 30, 2011from $87.2 million as of September 30, 2011, a decrease of 12.4%. Days in inventory on a quarterly basis at September 30, 2011 decreased 12 days to 33 days at December 31, 2011 as a result of increased pull-through of inventory from our hub locations from one of our major customers in December, coupled with decreased production at the end of December which we expect will continue into the first week of February due to the Chinese New Year. Our accounts payable balance decreased to $154.4 million as of December 31, 2011 from $162.8 million as of September 30, 2011, a decrease of 5.2%. Days payable on a quarterly basis decreased 19 days to 66 days as a result of the decreased production in the end of December, as noted above.

•

Depreciation and amortization expense was $12.7 million for the three month ended December 31, 2011, versus $11.2 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations in China and partially offset by dispositions of equipment associated with our restructuring activities in Anaheim.

Our principal investing and financing activities during the three months ended December 31, 2011 were as follows:

•

Net cash used in investing activities was $19.6 million for the three months ended December 31, 2011. Capital expenditures included cash purchases of $20.3 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. As of December 31, 2011, we had outstanding purchase commitments, which exclude amounts already recorded on the condensed consolidated balance sheets, totaling $8.0 million and primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was approximately $8.6 million for the three months ended December 31, 2011 and consisted of repurchases of common stock of $7.9 million and $0.8 million of cash used to net share settle equity awards, partially offset by $0.1 million of proceeds from exercise of stock options and income tax benefit related to stock option exercises. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2011 and September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2011, no amounts were outstanding under our loan agreements with Bank of America, N.A. (which was terminated during our second fiscal quarter of 2012), Agricultural Bank of China or China Construction Bank. The amounts outstanding under these or any new loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $229.9 million, or 96%, of total shipments to these foreign manufacturers during the three months ended December 31, 2011 were made in U.S. dollars with the remaining balance of our net sales denominated in Chinese Renminbi (“RMB”). We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.34 RMB per U.S. dollar for the three months ended December 31, 2011. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we engage in currency hedging activities through use of forward contracts. Such activities, however, may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At December 31, 2011, we had outstanding forward contracts with notional amounts aggregating approximately 635.7 million RMB (approximately U.S. $100.0 million) and the recorded fair values of the associated liabilities were not material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2011, 2010, and 2009, approximately 82%, 93% and 63%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone industry; approximately 17%, 2% and 0%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet industry; and approximately 0%, 4% and 32%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics industry (excluding tablets). In general, these industries are subject to economic cycles and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these industries, and these industries are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer, and we have experienced shortages of the components and raw materials used in the fabrication of our products. For example, in recent quarters we have experienced shortages in flexible printed circuit materials and have experienced component shortages, which resulted in delayed shipments to customers. We expect that these delays are likely to occur in the current or future periods for a variety of reasons, including but not limited to, recent natural disasters. In particular, we expect the flooding in Thailand to negatively affect our industry’s supply chain and overall handset assembly volumes during the next several months. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

During last year, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan dramatically impacted Japan’s manufacturing capacity. Japanese industry supplies a significant portion of certain items essential to the flexible circuit board manufacturing process and may be adversely affected by these issues. As a result, our ability to produce and deliver products to our customers could be adversely affected. In addition, shortages of key items may result in price increases, which our suppliers may seek to pass on to us. This could also affect our profitability.

From time to time, we increase our manufacturing capacity, and we may have difficulty managing these changes.

From time to time, we engage in a number of manufacturing expansion projects. In addition, we have been engaged in an international restructuring effort to first transition and then expand various business functions to our offices in Singapore, in order to better align these activities with our international operations and to transition certain production and process research and development to China in continuation of our cost reduction efforts. These efforts require significant investment by us, and have in the past and could continue to result in increased expenses and inefficiencies and reduced gross margins.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from January 1, 2011 through December 31, 2011, our common stock price closed between $17.35 and $29.88 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.8 million shares of common stock outstanding as of December 31, 2011, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the first quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/2011 – 10/31/2011	109,900	$20.62	109,900	940,100
11/01/2011 – 11/30/2011	142,800	19.49	142,800	797,300
12/01/2011 – 12/31/2011	138,700	20.26	138,700	658,600

Total	391,400	$20.08	391,400

(1)

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. This amount represented approximately five percent of our common stock outstanding as of September 30, 2011, as reported on our Annual Report on Form 10-K filed with the SEC on November 14, 2011. In September 2011, we entered into a 10b5-1 Repurchase Plan Agreement, with a term of nine months, providing for the repurchase of up to 500,000 of such shares. As December 31, 2011, under such 10b5-1 Repurchase Plan Agreement, we had repurchased a total of 441,400 shares for a total value of $8.9 million.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(11)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(11)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(11)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(11)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(12)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012 (File No. 000-50812).
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 2, 2012	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.47(7)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated June 22, 2006.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(11)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(11)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(11)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(11)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(12)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012 (File No. 000-50812).
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
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