Form 10-Q
period 2012-03-31
MULTI FINELINE ELECTRONIX INC
filed 2012-05-03
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50812

MULTI-FINELINE ELECTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3947402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8659 Research Drive

Irvine, CA 92618

(Address of principal executive offices, Zip Code)

(949) 453-6800

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2012 was 23,748,050.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$133,040	$97,890
Accounts receivable, net of allowances of $2,132 and $2,402 at March 31, 2012 and September 30, 2011, respectively	134,667	150,507
Inventories	93,473	87,166
Deferred taxes	5,993	6,097
Income taxes receivable	2,411	5,083
Assets held for sale	1,231	—
Other current assets	5,253	6,656

Total current assets	376,068	353,399
Property, plant and equipment, net	232,341	244,026
Land use rights	6,831	6,831
Deferred taxes	6,514	6,341
Goodwill	7,537	7,537
Other assets	8,133	7,611

Total assets	$637,424	$625,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$152,685	$162,790
Accrued liabilities	25,690	27,936
Income taxes payable	4,236	3,608

Total current liabilities	182,611	194,334
Other liabilities	16,984	15,328

Total liabilities	199,595	209,662
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2012 and September 30, 2011, respectively; 0 and 0 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2012 and September 30, 2011, respectively; 23,748,050 and 24,049,780 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	2	2
Additional paid-in capital	80,800	87,577
Retained earnings	314,350	288,702
Accumulated other comprehensive income	42,677	39,802

Total stockholders’ equity	437,829	416,083

Total liabilities and stockholders’ equity	$637,424	$625,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$207,963	$207,070	$447,306	$448,224
Cost of sales	181,880	179,315	392,062	385,995

Gross profit	26,083	27,755	55,244	62,229
Operating expenses:
Research and development	2,231	2,831	4,310	5,582
Sales and marketing	6,503	6,314	12,890	13,747
General and administrative	5,484	4,618	11,112	9,668
Impairment and restructuring	(1,171)	—	(1,736)	—

Total operating expenses	13,047	13,763	26,576	28,997

Operating income	13,036	13,992	28,668	33,232
Other income (expense), net:
Interest income	353	215	646	438
Interest expense	(81)	(109)	(235)	(225)
Other income (expense), net	1,333	246	1,804	81

Income before income taxes	14,641	14,344	30,883	33,526
Provision for income taxes	(2,537)	(2,767)	(5,235)	(6,848)

Net income	12,104	11,577	25,648	26,678

Other comprehensive income, net of tax:
Foreign currency translation adjustment	316	2,581	2,875	5,452

Total comprehensive income	$12,420	$14,158	$28,523	$32,130

Net income per share:
Basic	$0.51	$0.48	$1.08	$1.11

Diluted	$0.50	$0.48	$1.06	$1.10

Shares used in computing net income per share:
Basic	23,870,165	24,017,387	23,809,196	23,960,071
Diluted	24,104,076	24,338,046	24,113,189	24,312,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$25,648	$26,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,663	22,023
Provision for doubtful accounts and returns	1,837	4,635
Deferred taxes	(74)	(72)
Stock-based compensation expense	2,888	3,203
Income tax benefit related to stock option exercises	(70)	(16)
Asset impairments	(1,736)	—
Loss on disposal of equipment	5	121
Changes in operating assets and liabilities:
Accounts receivable	14,124	(7,311)
Inventories	(4,341)	8,063
Other current assets	323	311
Other assets	(512)	(5,954)
Accounts payable	6,181	(30,157)
Accrued liabilities	(5,137)	(3,894)
Income taxes payable	3,415	475
Other liabilities	1,464	2,499

Net cash provided by operating activities	70,678	20,604

Cash flows from investing activities
Sales of investments	—	14,991
Purchases of property and equipment	(33,950)	(37,481)
Proceeds from sale of equipment and assets held for sale	8,532	366

Net cash used in investing activities	(25,418)	(22,124)

Cash flows from financing activities
Proceeds from exercise of stock options	149	1,250
Income tax benefit related to stock option exercises	70	16
Tax withholdings for net share settlement of equity awards	(1,039)	(1,250)
Repurchase of common stock	(8,844)	(924)

Net cash used in financing activities	(9,664)	(908)

Effect of exchange rate changes on cash	(446)	1,170

Net increase (decrease) in cash	35,150	(1,258)

Cash and cash equivalents at the beginning of the period	97,890	99,875

Cash and cash equivalents at the end of the period	$133,040	$98,617

Non-cash investing activities
Purchases of property and equipment	$11,020	$14,623

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of March 31, 2012 and September 30, 2011, which provided WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

Inventories

Inventories, net of related allowances, were comprised of the following:

	March 31, 2012	September 30, 2011
Raw materials and supplies	$21,027	$27,735
Work-in-progress	16,416	16,526
Finished goods	56,030	42,905

	$93,473	$87,166

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Assets Held for Sale

During the second fiscal quarter of 2012, the Company evaluated its Arizona facility of Aurora Optical, which was closed during the fourth fiscal quarter of 2008, under the “Long-Lived Assets to Be Disposed of by Sale” classification under the relevant Financial Accounting Standards Board (“FASB”) authoritative guidance. Based on an arms-length offer during the second fiscal quarter of 2012, the Company determined that the building should be classified as assets held for sale as of March 31, 2012, and as a result, the Company recorded $1,231 as assets held for sale related to such land and building.

Also, during the second fiscal quarter of 2012, the Company completed the sale of its corporate headquarters in Anaheim, California which was classified as assets held for sale as of December 31, 2011, for a net purchase price of $7,500. The completion of the sale resulted in a net gain on sale of $1,067, which was recorded during the second fiscal quarter of 2012. See Note 8 for further information on impairment and restructuring activities.

Property, Plant and Equipment

Property, plant and equipment, net, was comprised of the following:

	March 31, 2012	September 30, 2011
Land	$—	$2,942
Building	70,193	73,708
Machinery and equipment	319,771	300,539
Computers and capitalized software	11,180	11,184
Leasehold improvements	12,919	15,270
Construction-in-progress	15,393	27,795

	429,456	431,438
Accumulated depreciation and amortization	(197,115)	(187,412)

	$232,341	$244,026

Product Warranty Accrual

The Company typically warrants its products for up to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty-related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical return rates. The warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Changes in the product warranty accrual for the three months ended March 31, 2012 and 2011 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2012	$474	$(139)	$(35)	$300
Fiscal 2011	$229	$(108)	$56	$177

Changes in the product warranty accrual for the six months ended March 31, 2012 and 2011 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2012	$279	$(651)	$672	$300
Fiscal 2011	$463	$(424)	$138	$177

Derivative Financial Instruments

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the condensed consolidated balance sheets. Changes in the fair value of the

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the condensed consolidated statements of comprehensive income. Realized gains (losses) are recognized at maturity as other income (expense), net in the condensed consolidated statements of comprehensive income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company recognized unrealized gains of $264 and $367 during the three and six months ended March 31, 2012 and $0 during both the three and six months ended March 31, 2011, related to outstanding derivative financial instruments. See Note 9 for further information on derivative financial instruments.

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Basic weighted-average number of common shares outstanding	23,870,165	24,017,387	23,809,196	23,960,071
Dilutive effect of potential common shares	233,911	320,659	303,993	352,372

Diluted weighted-average number of common and potential common shares outstanding	24,104,076	24,338,046	24,113,189	24,312,443

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	530,972	481,851	363,878	388,934

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of March 31, 2012 and September 30, 2011, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $34,279 and $8,068, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of March 31, 2012 and September 30, 2011 were $16,412 and $16,255, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
OEM A	4%	6%	4%	7%
OEM C	75%	44%	70%	35%
OEM D	13%	45%	21%	50%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Smartphones	71%	89%	76%	91%
Tablets	26%	8%	21%	4%

3. Lines of Credit

In March 2012, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000 (69,237 Chinese Renminbi (“RMB”) at March 31, 2012). The MCH Credit Line will mature in October 2012. MFLEX Chengdu and BC have also entered into a Facility Offer Letter (the “Facility Offer Letter”) which sets forth basic pricing and favorable pricing negotiated by BC and MFLEX Chengdu. The loan interest rate for U.S. dollar borrowings under the MCH Credit Line shall not be lower than the one-year LIBOR rate plus 550 basis points. The basis points shall be negotiated by the parties based on the lending cost in the Chinese market for U.S. dollars on the day the loan is made.

In January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders (the “Lenders”), and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch (“JPM”), as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. The obligations of MFLEX Singapore under the Facility Agreement are (i) secured by MFLEX Singapore’s physical assets, book debt, and bank accounts; (ii) secured by the stock in MFLEX Singapore held by its parent company, MFCI; and (iii) guaranteed by the Company pursuant to a Parent Guaranty (the “Guaranty”). Borrowings under the Facility Agreement will bear interest at a rate per annum equal to the sum of (a) the applicable margin, which initially is equal to 1.50 percent per annum, subject to adjustment in accordance with the Facility Agreement and (b) the bank’s cost of funds, which approximates SIBOR. All outstanding principal, and accrued and unpaid interest, under the Facility Agreement will be due and payable in January, 2015, the termination date of the Facility Agreement.

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($31,775 at March 31, 2012). The line of credit will mature in July 2013.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,831 each at March 31, 2012). The lines of credit will mature in March 2013.

In February 2009, the Company and MFLEX Singapore entered into a Loan and Security Agreement with Bank of America, N.A., as a lender and agent (“BOA”), for a senior revolving credit facility in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements. The line of credit was terminated by the Company in January 2012.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
Line of credit (BC)	$11,000	$—	$—	$—
Line of credit (JPM)	50,000	—	—	—
Line of credit (ABC)	31,775	31,472	—	—
Lines of credit (CCB)	47,662	47,208	—	—
Line of credit (BOA)	—	22,285	—	—

	$140,437	$100,965	$—	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

As of March 31, 2012, the Company was in compliance with all covenants under its lines of credit.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales
United States	$3,855	$5,850	$13,722	$12,005
China	210,460	187,311	424,665	400,714
Singapore	202,357	200,808	431,778	435,004
Other	—	6	184	141
Eliminations	(208,709)	(186,905)	(423,043)	(399,640)

Total	$207,963	$207,070	$447,306	$448,224

Operating income (loss)
United States	$(949)	$(2,207)	$(2,122)	$(5,331)
China	3,725	2,561	7,414	8,139
Singapore	14,149	14,473	27,103	32,508
Other	(809)	(847)	(1,547)	(1,803)
Eliminations	(3,080)	12	(2,180)	(281)

Total	$13,036	$13,992	$28,668	$33,232

Depreciation and amortization
United States	$633	$904	$1,361	$1,799
China	13,248	9,878	25,156	20,062
Singapore	24	24	48	48
Other	49	48	98	114

Total	$13,954	$10,854	$26,663	$22,023

	March 31, 2012	September 30, 2011
Total assets
United States	$152,543	$167,813
China	384,645	389,807
Singapore	325,160	293,146
Other	4,788	4,716
Eliminations	(229,712)	(229,737)

Total	$637,424	$625,745

5. Stock-Based Compensation

Stock Options

Stock option activity for the six months ended March 31, 2012 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Options outstanding at September 30, 2011	236,280	$10.69
Granted	—	—
Exercised	(14,898)	10.00
Forfeited	—	—

Options outstanding and exercisable at March 31, 2012	221,382	$10.73	$3,701	2.3

Vested and expected to vest at March 31, 2012	221,382	$10.73	$3,701	2.3

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

No compensation costs were recognized during the three and six months ended March 31, 2012 and 2011 related to stock options. The aggregate intrinsic value of stock options exercised was $166 and $225 during the three and six months ended March 31, 2012 and was $1,315 and $1,346 during the three and six months ended March 31, 2011, respectively. No unearned compensation existed as of March 31, 2012 related to non-vested stock options.

Service and Performance-Based Restricted Stock Units

During the three and six months ended March 31, 2012, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 23,054 and 183,083 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On November 14, 2011, the Company granted 110,046 performance-based RSUs (the “November 2011 Awards”) to certain employees (including executive officers). The November 2011 Awards vest upon the achievement of defined performance and market objectives pertaining to the grants, with vesting to occur on or about November 15, 2014. The November 2011 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of March 31, 2012, the Company considers the vesting of the November 2011 Awards to be probable.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

RSU activity for the six months ended March 31, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2011	542,942	$22.69
Granted	293,129	19.69
Vested	(167,348)	15.74
Forfeited	(35,828)	16.40

Non-vested shares outstanding at March 31, 2012	632,895	$23.50

The Company recognized compensation costs related to RSUs of $1,202 and $2,359 during the three and six months ended March 31, 2012 and $1,325 and $2,678 during the three and six months ended March 31, 2011, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the six months ended March 31, 2012 and 2011 was $19.69 and $22.39, respectively. The weighted-average fair value of RSUs vested during the six months ended March 31, 2012 and 2011 was $15.74 and $19.27, respectively. The aggregate intrinsic value of vested RSUs was $996 and $3,604 during the three and six months ended March 31, 2012 and was $1,289 and $4,374 during the three and six months ended March 31, 2011, respectively. Unearned compensation of $7,876 existed as of March 31, 2012 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.5 years.

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

SSAR activity for the six months ended March 31, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2011	370,403	$21.44
Granted	141,107	19.65
Exercised	(11,175)	16.07
Forfeited	(20,754)	25.02

SSARs outstanding at March 31, 2012	479,581	$20.88	$3,167	8.3

SSARs vested and expected to vest at March 31, 2012	465,406	$20.87	$3,081	8.3

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company recognized compensation costs of $301 and $529 during the three and six months ended March 31, 2012 and $229 and $525 during the three and six months ended March 31, 2011, respectively, related to the SSARs. The aggregate intrinsic value of SSARs exercised was $16 and $69 during the three and six months ended March 31, 2012 and $0 during both the three and six months ended March 31, 2011, respectively. Unearned compensation as of March 31, 2012 was $1,705 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.7 years.

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of March 31, 2012. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement providing for the repurchase of up to 500,000 of such shares. As of March 31, 2012, a total of 488,400 of such shares had been repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. All repurchased shares were retired as of March 31, 2012, and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the periods in which the respective shares were retired.

7. Income Taxes

As of March 31, 2012 and September 30, 2011, the liability for income taxes associated with uncertain tax positions was $15,224 and $14,354, respectively. As of March 31, 2012 and September 30, 2011, these liabilities can be reduced by $4,894 and $4,817, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,330 at March 31, 2012 and $9,537 at September 30, 2011, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the six months ended March 31, 2012, the Company realized tax savings for these operations. However, the tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or future changes in law.

8. Impairment and Restructuring

Anaheim, California

During the fourth fiscal quarter of 2011, the Company committed to a plan to relocate its corporate headquarters to a smaller location in Orange County, California (the “Relocation Plan”). In fiscal 2012, as a result of the Relocation Plan, the Company completed the sale of certain of its machinery and equipment and recorded net gains of $104 and $669 during the three and six months ended March 31, 2012. During the second fiscal quarter of 2012, the Company completed the sale of its corporate headquarters in Anaheim, California which was previously classified as assets held for sale as of December 31, 2011. The completion of the sale resulted in a net gain of $1,067 which was recorded during the second fiscal quarter of 2012. The net gains related to the sale of the Company’s corporate headquarters and certain machinery and equipment under the Relocation Plan were recorded as a reduction of impairment and restructuring in the condensed consolidated statements of comprehensive income, consistent with the relevant FASB authoritative guidance.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the six months ended March 31, 2012:

One-Time Termination Benefits
Accrual balance as of September 30, 2011	$802
Restructuring charges	—
Utilization	(732)
Adjustments	—

Accrual balance as of March 31, 2012	$70

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of March 31, 2012, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥380,605	$60,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of comprehensive income. The Company recognized realized gains of $526 and $627 during the three and six months ended March 31, 2012 and $0 during both the three and six months ended March 31, 2011, respectively, related to settled forward contracts. The Company recognized unrealized gains of $264 and $367 during the three and six months ended March 31, 2012 and $0 during both the three and six months ended March 31, 2011, respectively, related to outstanding forward contracts.

Recurring basis measurements

For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to derivative financial instruments are measured at fair value at the end of each reporting period. The fair values as of March 31, 2012 and September 30, 2011 were determined based on Level 2 inputs, which consist of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions. The Company’s derivative financial instruments had a fair value of $264 and $7 at March 31, 2012 and September 31, 2011, respectively.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	87.5	86.6

Gross profit	12.5	13.4
Operating expenses:
Research and development	1.1	1.4
Sales and marketing	3.1	3.0
General and administrative	2.6	2.2
Impairment and restructuring	(0.6)	—

Total operating expenses	6.2	6.6

Operating income	6.3	6.8
Other income (expense), net:
Interest income	0.2	0.1
Interest expense	0.0	(0.1)
Other income (expense), net	0.5	0.1

Income before income taxes	7.0	6.9
Provision for income taxes	(1.2)	(1.3)

Net income	5.8%	5.6%

Net Sales. Net sales increased to $208.0 million for the three months ended March 31, 2012, from $207.1 million for the three months ended March 31, 2011. The increase of $0.9 million, or 0.4%, was primarily due to increased net sales into our tablets sector, partially offset by decreased net sales into our smartphones sector, as further quantified below.

Net sales into our tablets sector increased to $54.3 million for the three months ended March 31, 2012, from $15.7 million for the three months ended March 31, 2011. The increase of $38.6 million, or 245.9%, was due to higher unit sales volume of approximately 215% coupled with higher flex content in each unit. For the three months ended March 31, 2012 and 2011, sales into our tablets sector accounted for approximately 26% and 8% of total net sales, respectively.

Net sales into our smartphones sector decreased to $147.0 million for the three months ended March 31, 2012, from $184.6 million for the three months ended March 31, 2011. The decrease of $37.6 million, or 20.4%, was primarily due to lower sales volumes to one major customer. For the three months ended March 31, 2012 and 2011, our smartphones sector accounted for approximately 71% and 89% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.5% for the three months ended March 31, 2012, versus 86.6% for the three months ended March 31, 2011. The increase in cost of sales as a percentage of net sales of 0.9% was primarily attributable to an increase of 80 basis points as a result of higher capacity related costs for plant and equipment additions to support anticipated customer demand for fiscal 2013 and an increase of 130 basis points due to the appreciating Chinese Renminbi (“RMB”). These increases were partially offset by a 120 basis point improvement in material cost as a result of product mix and lower material usage. Gross profit decreased to $26.1 million for the three months ended March 31, 2012, versus $27.8 million for the three months ended March 31, 2011, or 6.1%. As a percentage of net sales, gross profit decreased to 12.5% for the three months ended March 31, 2012 from 13.4% for the three months ended March 31, 2011.

Research and Development. Research and development expense decreased by $0.6 million to $2.2 million for the three months ended March 31, 2012, from $2.8 million for the three months ended March 31, 2011. The decrease was primarily due to our decision to realign our global research and development activities in Anaheim, California and the United Kingdom and to move certain research and development activities to China, where labor costs are lower. As a percentage of net sales, research and development expense decreased to 1.1% for the three months ended March 31, 2012 versus 1.4% for the three months ended March 31, 2011.

Sales and Marketing. Sales and marketing expense increased by $0.2 million to $6.5 million for the three months ended March 31, 2012, from $6.3 million in the comparable period of the prior year, an increase of 3.0%. The increase was primarily attributable to costs associated with the establishment of a new customer support office in Korea. As a percentage of net sales, sales and marketing expense of 3.1% was comparable to the same period of the prior year.

General and Administrative. General and administrative expense increased to $5.5 million for the three months ended March 31, 2012, from $4.6 million for the three months ended March 31, 2011. The increase of $0.9 million, or 19.6%, was primarily due to increased compensation expenses of $0.7 million and increased technical services fees related to our information technology migration to Singapore of $0.2 million. As a percentage of net sales, general and administrative expense increased to 2.6% for the three months ended March 31, 2012 versus 2.2% for the three months ended March 31, 2011.

Other Income (Expense), Net. Other income, net increased to $1.3 million for the three months ended March 31, 2012, from other income, net of $0.2 million for the three months ended March 31, 2011. The increase in other income, net was primarily the result of net gains from our forward contracts that were used to mitigate the risk of unfavorable movements of the U.S. dollar, coupled with foreign exchange gains due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended March 31, 2012 and 2011 was 17.3% and 19.3%, respectively. The decrease in the effective tax rate was primarily a result of a new tax holiday in our Asian operations. We expect future tax rates to vary if current tax regulations change.

Comparison of the Six Months Ended March 31, 2012 and 2011

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	87.6	86.1

Gross profit	12.4	13.9
Operating expenses:
Research and development	1.0	1.2
Sales and marketing	2.9	3.1
General and administrative	2.5	2.2
Impairment and restructuring	(0.4)	—

Total operating expenses	6.0	6.5

Operating income	6.4	7.4
Other income (expense), net:
Interest income	0.1	0.1
Interest expense	(0.1)	—
Other income (expense), net	0.5	—

Income before income taxes	6.9	7.5
Provision for income taxes	(1.2)	(1.5)

Net income	5.7%	6.0%

Net Sales. Net sales decreased to $447.3 million for the six months ended March 31, 2012, from $448.2 million for the six months ended March 31, 2011. The decrease of $0.9 million, or 0.2%, was primarily due to decreased net sales into our smartphones sector, partially offset by increased net sales into our tablets sector, as further quantified below.

Net sales into our tablets sector increased to $94.9 million for the six months ended March 31, 2012, from $20.1 million for the six months ended March 31, 2011. The increase of $74.8 million, or 372.1%, was due to higher flex content per unit of approximately 61%, coupled with higher unit sales volume of approximately 201%. For the six months ended March 31, 2012 and 2011, sales into our tablets sector accounted for approximately 21% and 4% of total net sales, respectively.

Net sales into our smartphones sector decreased to $341.3 million for the six months ended March 31, 2012, from $407.8 million for the six months ended March 31, 2011. The decrease of $66.5 million, or 16.3%, was primarily due to lower sales volumes to one major customer. For the six months ended March 31, 2012 and 2011, our smartphones sector accounted for approximately 76% and 91% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.6% for the six months ended March 31, 2012, versus 86.1% for the six months ended March 31, 2011. The increase in cost of sales as a percentage of net sales of 1.5% was primarily attributable to an increase of 150 basis points as a result of higher capacity related costs for plant and equipment additions to support anticipated customer demand for fiscal 2013. an increase of 60 basis points due to higher labor costs in China and an increase of 120 basis points due to the appreciating RMB. These increases were partially offset by a 180 basis point improvement primarily in product mix and lower material usage. Gross profit decreased to $55.2 million for the six months ended March 31, 2012, versus $62.2 million for the six months ended March 31, 2011, or 11.2%. As a percentage of net sales, gross profit decreased to 12.4% for the six months ended March 31, 2012 from 13.9% for the six months ended March 31, 2011.

Research and Development. Research and development expense decreased by $1.3 million to $4.3 million for the six months ended March 31, 2012, from $5.6 million for the six months ended March 31, 2011. The decrease was primarily due to our decision to realign our global research and development activities in Anaheim, California and the United Kingdom and to move certain research and development activities to China, where labor costs are lower. As a percentage of net sales, research and development expense decreased to 1.0% versus 1.2% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.8 million to $12.9 million for the six months ended March 31, 2012, from $13.7 million in the comparable period of the prior year, a decrease of 6.2%. The decrease was primarily attributable to decreased variable selling costs associated with our customer mix and volume, partially offset by costs associated with the establishment of a new customer support office in Korea. As a percentage of net sales, sales and marketing expense decreased to 2.9% versus 3.1% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased to $11.1 million, or 2.5% as a percentage of net sales, for the six months ended March 31, 2012, as compared to $9.7 million, or 2.2% as a percentage of net sales, for the six months ended March 31, 2011. The increase of $1.4 million, or 14.4%, was due to increased compensation expenses of $0.7 million, increased technical services fees related to our information technology migration to Singapore of $0.4 million and a net increase in other general and administrative expenses of $0.3 million.

Other Income (Expense), Net. Other income, net increased to $1.8 million for the six months ended March 31, 2012, from other income, net of $0.1 million for the six months ended March 31, 2011. The increase in other income, net was primarily the result of net gains from our forward contracts that were used to mitigate the risk of unfavorable movements of the U.S. dollar, coupled with foreign exchange gains due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for six months ended March 31, 2012 and 2011 was 17.0% and 20.4%, respectively. The decrease in the effective tax rate was primarily a result of a new tax holiday in our Asian operations and further changes in our international operations that favorably affected our consolidated tax rate. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our third quarter of fiscal 2012, we expect net sales to range between $160 million and $180 million, based on the projected product mix and sales volume.

Cost of Sales and Gross Profit. For our third quarter of fiscal 2012, we expect gross margin to range between 7% and 9% based on the projected product mix and sales volume.

Operating Expenses. We expect operating expenses to be approximately $13 million during the third fiscal quarter of 2012.

Income Taxes. We expect the effective tax rate, on average, to be in the high teens on an annual basis.

Capital Expenditures. For fiscal 2012, we are anticipating approximately $90 million in capital expenditures reflecting normal equipment replacement, further investments in automation and approximately $50 million related to capacity expansion in certain of our China facilities. Of this, we anticipate approximately $25 to $30 million in capital expenditures will be in the third fiscal quarter of 2012.

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

Changes in the principal components of operating cash flows during our six months ended March 31, 2012 were as follows:

•

Our net accounts receivable balance decreased to $134.7 million as of March 31, 2012 from $150.5 million as of September 30, 2011, or 10.5%, primarily the result of reduced net sales when compared to the fourth fiscal quarter of the prior year, coupled with improved collection efforts during the second fiscal quarter of 2012. Days sales outstanding on a quarterly basis at September 30, 2011 decreased 12 days to 58 days at March 31, 2012. Our net inventory balance increased to $93.5 million as of March 31, 2012 from $87.2 million as of September 30, 2011, an increase of 7.2%. The increase in net inventory was primarily the result of increased finished goods balances at our hub locations at the request of certain of our customers. Days in inventory on a quarterly basis at March 31, 2012 increased one day to 46 days from 45 days at September 30, 2011. Our accounts payable balance decreased to $152.7 million as of March 31, 2012 from $162.8 million as of September 30, 2011, a decrease of 6.2%. The decrease in accounts payable was primarily the result of lower production volumes when compared to the fourth fiscal quarter of the prior year. Days payable on a quarterly basis decreased ten days from 85 days at September 30, 2011 to 75 days at March 31, 2012.

•

Depreciation and amortization expense was $26.7 million for the six months ended March 31, 2012, versus $22.0 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations at our facilities in China.

Our principal investing and financing activities during the six months ended March 31, 2012 were as follows:

•

Net cash used in investing activities was $25.4 million for the six months ended March 31, 2012. Capital expenditures included cash purchases of $34.0 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. Proceeds from sales of equipment and assets held for sale of $8.5 million was primarily due to cash proceeds $7.5 million from the sale of our corporate headquarters in Anaheim, California.

•

Net cash used in financing activities was approximately $9.7 million for the six months ended March 31, 2012 and consisted primarily of repurchases of common stock of $8.8 million and $1.0 million of cash used to net share settle equity awards. Our loans payable and borrowings outstanding against our credit facilities were $0 at March 31, 2012 and September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2012, no amounts were outstanding under our loan agreements with Bank of China Co., Ltd., JPMorgan Chase Bank, N.A., Agricultural Bank of China, China Construction Bank or Bank of America, N.A. (which was terminated during our second fiscal quarter of 2012). The amounts outstanding under these or any new loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $432.7 million, or 97%, of total shipments to these foreign manufacturers during the six months ended March 31, 2012 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.32 RMB per U.S. dollar for the six months ended March 31, 2012. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we engage in currency hedging activities through use of forward contracts. Such activities, however, may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At March 31, 2012, we had outstanding forward contracts with notional amounts aggregating to approximately 380.6 million RMB (approximately U.S. $60.0 million) and the recorded fair values of the associated assets or liabilities were not material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the six months ended March 31, 2012, 2011, and 2010, approximately 76%, 91% and 62%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone sector; approximately 21%, 4% and 0%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet sector; and approximately 0%, 1% and 31%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors, including Apple Inc., Motorola, Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2011, 2010 and 2009 approximately 99%, 98% and 96% respectively, of our net sales were to only four customers in the aggregate. Approximately 44%, 43% and 43% of our net sales in each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were to one customer (not the same customer in each of the three years) and approximately 86%, 85% and 80% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 91% of our net sales in the six months ended March 31, 2012 and 86% of our net sales in the fiscal year ended September 30, 2011. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

We sell our flexible printed circuits and flex assemblies to a limited number of customers, who typically purchase these products from us for numerous programs at any particular time. Customer programs differ in design and material content and our products’ prices and profitability are dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields and the amount of third-party components within the program. If we lose sales for a program that has higher material content, we may have to replace it with sales for a program that has lower material content, thus requiring additional capacity to generate the same amount of net sales. We may not have such capacity available (or it may not be economically advantageous to acquire such capacity), which could then result in lower net sales. Furthermore, if we were unable to increase our capacity to match our customers’ requests, we may lose existing business from such customer, in addition to losing future sales. In addition, if we were to utilize our capacity to increase sales of bare flex (flex without assembly), this could also generate lower net sales at potentially different (higher or lower) profitability levels.

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

We compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe that the number of companies producing flexible printed circuit boards has increased materially in recent years and may continue to increase. In addition, certain former competitors are in the process of re-instituting their flexible printed circuit production which will increase competition in our market. Certain EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us or even compete with us on OEM programs. In addition, the number of customers in the market has been decreasing through consolidation and otherwise. Furthermore, many companies in our target customer base may move the design and manufacturing of their products to original design manufacturers in Asia. These factors, among others, make our industry extremely competitive. If we are not successful in addressing these competitive aspects of our business, including maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow or maintain our market share or net sales.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer. We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customer’s programs. We expect that delays may occur in future periods for a variety of reasons, including but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions at our China facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

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

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions, including complying with local employment and overtime regulations;

•	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

•	changes in labor practices, including wage inflation, frequent and extremely high increases in the minimum wage, labor unrest and unionization policies;

•	limited intellectual property protection;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	transportation delays and difficulties in managing international distribution channels;

•	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;

•	potentially adverse tax consequences;

•	differing employment practices and labor issues;

•	the occurrence of natural disasters, such as earthquakes, floods or other acts of force majeure; and

•	public health emergencies such as SARS, avian flu and Swine flu.

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

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 62% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. WBL’s board or executive management composition could change, and such change could affect the way WBL influences our corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us to a third party, including a participant in our industry, or buy additional shares of our stock.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our operations in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations, and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo and/or other conflict areas of the world. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from April 1, 2011 through March 31, 2012, our common stock price closed between $17.35 and $29.03 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.7 million shares of common stock outstanding as of March 31, 2012, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
1/01/2012 – 1/31/2012	47,000	$20.98	47,000	611,600

(1)

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. This amount represented approximately five percent of our common stock outstanding as of September 30, 2011, as reported in our Annual Report on Form 10-K filed with the SEC on November 14, 2011. In September 2011, we entered into a 10b5-1 Repurchase Plan Agreement, with a term of nine months, providing for the repurchase of up to 500,000 of such shares. As March 31, 2012, under such 10b5-1 Repurchase Plan Agreement, we had repurchased a total of 488,400 shares for a total value of $9.9 million.

Item 5.	Other Information

On May 2, 2012, the Company entered into an Amended and Restated Master Development and Supply Agreement (the “Agreement”) with Apple, Inc. (“Apple”), a key customer of the Company. Under the Agreement, the Company will supply goods to Apple and any of Apple’s authorized purchasers pursuant to purchase orders that are delivered from time to time to the Company. The Agreement has no set term and continues until one party provides the other party with written notice of its intention to terminate the Agreement for cause. The Agreement contains customary delivery, packaging, audit and warranty provisions, customary representations and warranties, as well as indemnity provisions. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full Agreement, a copy of which is attached hereto as Exhibits 10.82, and incorporated herein by reference.

In addition, the Agreement amended and restated that certain Master Development and Supply Agreement by and between Apple and the Company dated June 22, 2006 (the “Former Agreement”), thus effectively terminating the Former Agreement.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(11)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(11)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(11)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(11)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(12)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(7)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(7)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82*(13)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2012.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.
(13)	Confidential treatment is being requested with respect to portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 3, 2012	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(11)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(11)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(11)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(11)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(12)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(7)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(7)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82*(13)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012.
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(6)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2012.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(11)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.
(13)	Confidential treatment is being requested with respect to portions of this agreement.