Form 10-Q
period 2012-06-30
MULTI FINELINE ELECTRONIX INC
filed 2012-08-03
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2012 was 23,758,590.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$127,431	$97,890
Accounts receivable, net of allowances of $1,137 and $2,402 at June 30, 2012 and September 30, 2011, respectively	108,997	150,507
Inventories	87,317	87,166
Deferred taxes	5,993	6,097
Income taxes receivable	2,362	5,083
Other current assets	3,962	6,656

Total current assets	336,062	353,399
Property, plant and equipment, net	255,599	244,026
Land use rights	7,103	6,831
Deferred taxes	8,873	6,341
Goodwill	7,537	7,537
Other assets	10,678	7,611

Total assets	$625,852	$625,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$138,036	$162,790
Accrued liabilities	25,922	27,936
Income taxes payable	2,643	3,608

Total current liabilities	166,601	194,334
Other liabilities	17,359	15,328

Total liabilities	183,960	209,662
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2012 and September 30, 2011, respectively; 0 and 0 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2012 and September 30, 2011, respectively; 23,758,016 and 24,049,780 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	2	2
Additional paid-in capital	82,162	87,577
Retained earnings	318,176	288,702
Accumulated other comprehensive income	41,552	39,802

Total stockholders’ equity	441,892	416,083

Total liabilities and stockholders’ equity	$625,852	$625,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$170,038	$191,838	$617,344	$640,062
Cost of sales	154,382	168,525	546,445	554,520

Gross profit	15,656	23,313	70,899	85,542
Operating expenses:
Research and development	1,900	2,378	6,210	7,960
Sales and marketing	5,726	5,512	18,615	19,259
General and administrative	4,223	3,800	15,335	13,468
Impairment and restructuring	(732)	999	(2,468)	999

Total operating expenses	11,117	12,689	37,692	41,686

Operating income	4,539	10,624	33,207	43,856
Other income (expense), net:
Interest income	419	213	1,065	651
Interest expense	(206)	(123)	(440)	(348)
Other income (expense), net	58	261	1,861	342

Income before income taxes	4,810	10,975	35,693	44,501
Provision for income taxes	(984)	(2,157)	(6,219)	(9,005)

Net income	3,826	8,818	29,474	35,496

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,125)	3,573	1,750	9,025

Total comprehensive income	$2,701	$12,391	$31,224	$44,521

Net income per share:
Basic	$0.16	$0.37	$1.24	$1.48

Diluted	$0.16	$0.36	$1.22	$1.46

Shares used in computing net income per share:
Basic	23,752,067	24,092,048	23,790,072	24,004,063
Diluted	24,043,920	24,331,731	24,100,672	24,325,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$29,474	$35,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,097	33,717
Provision for doubtful accounts and returns	1,232	9,094
Deferred taxes	(2,436)	(202)
Stock-based compensation expense	4,304	2,989
Income tax benefit related to stock option exercises	(76)	(16)
Asset impairments	(2,468)	999
(Gain) loss on disposal of equipment	(697)	233
Changes in operating assets and liabilities:
Accounts receivable	40,372	4,985
Inventories	736	8,747
Other current assets	(83)	860
Other assets	(4,661)	(9,313)
Accounts payable	(25,376)	(45,364)
Accrued liabilities	(3,601)	(5,131)
Income taxes payable	4,111	(3,472)
Other liabilities	1,564	3,513

Net cash provided by operating activities	82,492	37,135

Cash flows from investing activities
Sales of investments	—	14,991
Purchases of property and equipment	(54,644)	(53,546)
Proceeds from sale of equipment and assets held for sale	11,471	601

Net cash used in investing activities	(43,173)	(37,954)

Cash flows from financing activities
Proceeds from exercise of stock options	162	1,250
Income tax benefit related to stock option exercises	76	16
Tax withholdings for net share settlement of equity awards	(1,112)	(1,315)
Repurchase of common stock	(8,844)	(924)

Net cash used in financing activities	(9,718)	(973)

Effect of exchange rate changes on cash	(60)	1,925

Net increase in cash	29,541	133

Cash and cash equivalents at the beginning of the period	97,890	99,875

Cash and cash equivalents at the end of the period	$127,431	$100,008

Non-cash investing activities
Purchases of property and equipment	$29,670	$18,084

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of June 30, 2012 and September 30, 2011, which provided WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

Inventories

Inventories, net of related allowances, were comprised of the following:

	June 30, 2012	September 30, 2011
Raw materials and supplies	$15,620	$27,735
Work-in-progress	15,049	16,526
Finished goods	56,648	42,905

	$87,317	$807,166

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, was comprised of the following:

	June 30, 2012	September 30, 2011
Land	$—	$2,942
Building	68,103	73,708
Machinery and equipment	343,686	300,539
Computers and capitalized software	11,706	11,184
Leasehold improvements	12,858	15,270
Construction-in-progress	25,045	27,795

	461,398	431,438
Accumulated depreciation and amortization	(205,799)	(187,412)

	$255,599	$244,026

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

Changes in the product warranty accrual for the three months ended June 30, 2012 and 2011 were as follows:

	Balance at April 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2012	$300	$(170)	$95	$225
Fiscal 2011	$177	$(366)	$740	$551

Changes in the product warranty accrual for the nine months ended June 30, 2012 and 2011 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2012	$279	$(821)	$767	$225
Fiscal 2011	$463	$(790)	$878	$551

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Basic weighted-average number of common shares outstanding	23,752,067	24,092,048	23,790,072	24,004,063
Dilutive effect of potential common shares	291,853	239,683	310,600	321,004

Diluted weighted-average number of common and potential common shares outstanding	24,043,920	24,331,731	24,100,672	24,325,067

Potential common shares excluded from the per share computations as the effect of their inclusion would be anti-dilutive	404,146	301,476	368,488	280, 817

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

Other Commitments

As of June 30, 2012 and September 30, 2011, the Company had outstanding purchase and other commitments, primarily related to capital projects at its various facilities, which totaled $29,586 and $8,068, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of June 30, 2012 and September 30, 2011 were $17,787 and $16,255, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
OEM C	73%	54%	71%	41%
OEM D	12%	34%	18%	45%

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Smartphones	52%	72%	70%	85%
Tablets	41%	23%	27%	10%

3. Lines of Credit

In March 2012, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000 (69,574 Chinese Renminbi (“RMB”) at June 30, 2012). The MCH Credit Line will mature in October 2012. MFLEX Chengdu and BC have also entered into a Facility Offer Letter (the “Facility Offer Letter”) which sets forth basic pricing and favorable pricing negotiated by BC and MFLEX Chengdu. The loan interest rate for U.S. dollar borrowings under the MCH Credit Line shall not be lower than the one-year LIBOR rate plus 550 basis points. The basis points shall be negotiated by the parties based on the lending cost in the Chinese market for U.S. dollars on the day the loan is made.

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

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($31,621 at June 30, 2012). The line of credit will mature in July 2013.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,716 each at June 30, 2012). The lines of credit will mature in March 2013.

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

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
Line of credit (BC)	$11,000	$—	$—	$—
Line of credit (JPM)	50,000	—	—	—
Line of credit (ABC)	31,621	31,472	—	—
Lines of credit (CCB)	47,432	47,208	—	—
Line of credit (BOA)	—	22,285	—	—

	$140,053	$100,965	$—	$—

As of June 30, 2012, the Company was in compliance with all covenants under its lines of credit.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

4. Segment information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. For the periods presented, the Company operated in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the condensed consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the eliminations line.

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales
United States	$5,690	$4,980	$19,412	$16,985
China	149,384	176,566	574,049	577,280
Singapore	163,532	184,916	595,310	619,920
Other	—	233	184	374
Eliminations	(148,568)	(174,857)	(571,611)	(574,497)

Total	$170,038	$191,838	$617,344	$640,062

Operating income (loss)
United States	$(1,667)	$(3,081)	$(3,789)	$(8,412)
China	(2,152)	5,498	5,262	13,637
Singapore	8,001	9,246	35,104	41,754
Other	(695)	(783)	(2,241)	(2,586)
Eliminations	1,052	(256)	(1,129)	(537)

Total	$4,539	$10,624	$33,207	$43,856

Depreciation and amortization
United States	$584	$934	$1,945	$2,733
China	12,780	10,688	37,936	30,750
Singapore	23	24	71	72
Other	47	48	145	162

Total	$13,434	$11,694	$40,097	$33,717

	June 30, 2012	September 30, 2011
Total assets
United States	$155,548	$167,813
China	406,287	389,807
Singapore	286,720	293,146
Other	4,684	4,716
Eliminations	(227,387)	(229,737)

Total	$625,852	$625,745

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

5. Stock-Based Compensation

Service and Performance-Based Restricted Stock Units

During the three and nine months ended June 30, 2012, the Company granted service-based restricted stock units (“RSU” or “RSUs”) equal to 1,627 and 184,710 shares, respectively, of the Company’s common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Unearned compensation related to the RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On November 14, 2011, the Company granted 110,046 performance-based RSUs (the “November 2011 Awards”) to certain employees (including executive officers). The November 2011 Awards vest upon the achievement of defined performance objectives pertaining to the grants, with vesting to occur on or about November 15, 2014. The November 2011 Awards contained performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of June 30, 2012, the Company considers the vesting of the November 2011 Awards to be probable.

RSU activity for the nine months ended June 30, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2011	542,942	$22.69
Granted	294,756	20.20
Vested	(178,947)	21.00
Forfeited	(48,312)	22.65

Non-vested shares outstanding at June 30, 2012	610,439	$21.99

The Company recognized compensation costs related to RSUs of $1,108 and $3,467 during the three and nine months ended June 30, 2012 and $(406) and $2,272 during the three and nine months ended June 30, 2011, respectively. The weighted-average grant-date fair value of nonvested RSUs granted during the nine months ended June 30, 2012 and 2011 was $20.20 and $22.38, respectively. The weighted-average fair value of RSUs vested during the nine months ended June 30, 2012 and 2011 was $21.00 and $19.34, respectively. The aggregate intrinsic value of vested RSUs was $287 and $3,891 during the three and nine months ended June 30, 2012 and was $276 and $4,650 during the three and nine months ended June 30, 2011, respectively. Unearned compensation of $6,649 existed as of June 30, 2012 related to nonvested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the nonvested RSUs of 1.3 years.

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

SSAR activity for the nine months ended June 30, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2011	370,403	$21.44
Granted	141,107	19.65
Exercised	(11,175)	16.07
Forfeited	(20,754)	25.02

SSARs outstanding at June 30, 2012	479,581	$20.88	$2,018	8.0

SSARs vested and expected to vest at June 30, 2012	468,409	$20.88	$1,976	8.0

The Company recognized compensation costs of $308 and $837 during the three and nine months ended June 30, 2012 and $192 and $717 during the three and nine months ended June 30, 2011, respectively, related to the SSARs. The aggregate intrinsic value of SSARs exercised was $0 and $69 during the three and nine months ended June 30, 2012 and $0 during both the three and nine months ended June 30, 2011, respectively. Unearned compensation as of June 30, 2012 was $1,429 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.5 years.

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of June 30, 2012. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement, which expired on June 2, 2012 and provided for the repurchase of up to 500,000 of such shares. As of June 30, 2012, a total of 488,400 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. All repurchased shares were retired and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the periods in which the respective shares were retired.

7. Income Taxes

As of June 30, 2012 and September 30, 2011, the liability for income taxes associated with uncertain tax positions was $15,410 and $14,354, respectively. As of June 30, 2012 and September 30, 2011, these liabilities can be reduced by $4,903 and $4,817, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,507 at June 30, 2012 and $9,537 at September 30, 2011, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the nine months ended June 30, 2012, the Company realized tax savings for these operations. However, the tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or future changes in law.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

On August 1, 2012, the Company received a Revenue Agent Report (the “Report”) from the Internal Revenue Service (“IRS”) relating to its examination of the Company’s income tax returns for fiscal years 2007 and 2008. The IRS has proposed adjustments primarily related to the Company’s valuation of intellectual property and intercompany cost sharing arrangement. The proposed adjustments would result in approximately $120 million of additional taxable income for those two years. Management believes there are numerous errors in the Report, does not agree with the proposed adjustments and intends to vigorously contest the proposed adjustments. After reviewing the Report, management continues to believe that an adequate provision has been made for all of the Company’s uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant proposed adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably.

8. Impairment and Restructuring

Tucson, Arizona

During the second fiscal quarter of 2012, the Company evaluated its Tucson, Arizona facility consisting of land and building (the “Tucson Facility”) under the “Long-Lived Assets to Be Disposed of by Sale” classification in the relevant FASB authoritative guidance. The Tucson Facility was closed during fiscal 2008, as part of the restructuring of Aurora Optical. Based on an arms-length offer received during the second fiscal quarter of 2012, the Company recorded $1,231 as assets held for sale related to such land and building. During the third fiscal quarter of 2012, the Company completed the sale of the Tucson Facility, which resulted in a net gain of $684 recorded during the third fiscal quarter of 2012 as a reduction of impairment and restructuring in the condensed consolidated statements of comprehensive income.

Anaheim, California

During the fourth fiscal quarter of 2011, the Company committed to a plan to relocate its corporate headquarters to a smaller location in Orange County, California (the “Relocation Plan”). In fiscal 2012, as a result of the Relocation Plan, the Company completed the sale of certain of its machinery and equipment and incurred relocation costs. The Company recorded net gains of $48 and $717 during the three and nine months ended June 30, 2012. During the second fiscal quarter of 2012, the Company completed the sale of its corporate headquarters in Anaheim, California which was previously classified as assets held for sale as of December 31, 2011. The completion of the sale resulted in a net gain of $1,067 which was recorded during the second fiscal quarter of 2012. The net gains related to the sale of the Company’s corporate headquarters and certain machinery and equipment under the Relocation Plan were recorded as a reduction of impairment and restructuring in the condensed consolidated statements of comprehensive income.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the nine months ended June 30, 2012:

One-Time Termination Benefits
Accrual balance as of September 30, 2011	$802
Restructuring charges	—
Utilization	(778)
Adjustments	(24)

Accrual balance as of June 30, 2012	$—

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of June 30, 2012, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
Foreign currency non-hedge derivatives:
RMB	¥442,030	¥442,030	$70,000	$69,403

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of comprehensive income. The Company recognized (losses) gains of ($619) and $270 during the three and nine months ended June 30, 2012 and ($50) during both the three and nine months ended June 30, 2011, respectively, related to forward contracts. In July 2012, the Company closed all of its outstanding foreign currency forward contracts. In July 2012, the Company closed all of its outstanding foreign currency forward contracts.

Recurring basis measurements

For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to derivative financial instruments are measured at fair value at the end of each reporting period. The fair values as of June 30, 2012 and September 30, 2011 were determined based on Level 2 inputs, which consist of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions. The Company’s derivative financial instruments had a fair value of $597 recorded as accrued liabilities at June 30, 2012 and $7 recorded as other current assets at September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, net sales, sales, full year net sales growth, net income, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, including without limitation the relative size of each customer to us, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones, feature phones, tablets and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to develop and deliver new technologies, our ability to diversify our customer base, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	90.8	87.8

Gross profit	9.2	12.2
Operating expenses:
Research and development	1.1	1.2
Sales and marketing	3.4	2.9
General and administrative	2.5	2.0
Impairment and restructuring	(0.5)	0.5

Total operating expenses	6.5	6.6

Operating income	2.7	5.6
Other income (expense), net:
Interest income	0.2	0.1
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.0	0.1

Income before income taxes	2.8	5.7
Provision for income taxes	(0.6)	(1.1)

Net income	2.2%	4.6%

Net Sales. Net sales decreased to $170.0 million for the three months ended June 30, 2012, from $191.8 million for the three months ended June 30, 2011. The decrease of $21.8 million, or 11.4%, was primarily due to decreased net sales into our smartphones sector, partially offset by increased net sales into our tablets sector, as further quantified below.

Net sales into our smartphones sector decreased to $88.5 million for the three months ended June 30, 2012, from $137.4 million for the three months ended June 30, 2011. The decrease of $48.9 million, or 35.6%, was primarily due to lower sales volumes to one major customer. For the three months ended June 30, 2012 and 2011, our smartphones sector accounted for approximately 52% and 72% of total net sales, respectively.

Net sales into our tablets sector increased to $70.6 million for the three months ended June 30, 2012, from $44.4 million for the three months ended June 30, 2011. The increase of $26.2 million, or 59.0%, was due to higher unit sales volume of approximately 174% coupled with higher flex content per unit of 91%. For the three months ended June 30, 2012 and 2011, sales into our tablets sector accounted for approximately 41% and 23% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 90.8% for the three months ended June 30, 2012, versus 87.8% for the three months ended June 30, 2011. The increase in cost of sales as a percentage of net sales of 3.0% was primarily attributable to an increase of 180 basis points as a result of higher capacity related costs for plant and equipment additions, an increase of 80 basis points due to the appreciating Chinese Renminbi (“RMB”), an increase of 40 basis points due to maintaining extra headcount required for increased production during our fourth fiscal quarter of 2012 and an increase of 35 basis points due to increased labor rates in China. These increases were partially offset by a decrease of 35 basis points primarily from lower material costs. Gross profit decreased to $15.7 million for the three months ended June 30, 2012, versus $23.3 million for the three months ended June 30, 2011, or 32.6%. As a percentage of net sales, gross profit decreased to 9.2% for the three months ended June 30, 2012 from 12.2% for the three months ended June 30, 2011.

Research and Development. Research and development expense decreased by $0.5 million to $1.9 million for the three months ended June 30, 2012, from $2.4 million for the three months ended June 30, 2011. The decrease was primarily due to our decision to realign our global research and development activities in California and to move certain research and development activities to China, where labor costs are lower. As a percentage of net sales, research and development expense decreased to 1.1% for the three months ended June 30, 2012 versus 1.2% for the three months ended June 30, 2011.

Sales and Marketing. Sales and marketing expense increased by $0.2 million to $5.7 million for the three months ended June 30, 2012, from $5.5 million in the comparable period of the prior year, an increase of 3.6%. The increase was primarily attributable to costs associated with the establishment of a new customer support office in Korea. As a percentage of net sales, sales and marketing expense increased to 3.4% for the three months ended June 30, 2012 versus 2.9% for the three months ended June 30, 2011.

General and Administrative. General and administrative expense increased to $4.2 million for the three months ended June 30, 2012, from $3.8 million for the three months ended June 30, 2011. The increase of $0.4 million, or 10.5%, was primarily due to the prior year reversal of $1.0 million from performance-based equity awards that were, during the third fiscal quarter of 2011, deemed not to meet our defined Probability Threshold for the defined performance objectives, partially offset by gains on sale of machinery and equipment in China of $0.6 million during the third fiscal quarter of 2012. As a percentage of net sales, general and administrative expense increased to 2.5% for the three months ended June 30, 2012 versus 2.0% for the three months ended June 30, 2011.

Impairment and Restructuring. Impairment and restructuring was a gain of $0.7 million for the three months ended June 30, 2012 which consisted primarily of a gain on sale of our previously impaired property in Arizona.

Other Income (Expense), Net. Other income, net, decreased to $0.1 million for the three months ended June 30, 2012 from other income, net, of $0.3 million for the three months ended June 30, 2011, a decrease of $0.2 million. The decrease in other income, net, was primarily the result of net losses from our forward contracts that were used in an effort to mitigate the risk of unfavorable movements of the U.S. dollar, partially offset by foreign exchange gains due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended June 30, 2012 and 2011 was 20.5% and 19.7%, respectively. We expect future tax rates to vary if current tax regulations change.

Comparison of the Nine Months Ended June 30, 2012 and 2011

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	88.5	86.6

Gross profit	11.5	13.4
Operating expenses:
Research and development	1.0	1.2
Sales and marketing	3.0	3.0
General and administrative	2.5	2.1
Impairment and restructuring	(0.4)	0.2

Total operating expenses	6.1	6.5

Operating income	5.4	6.9
Other income (expense), net:
Interest income	0.2	0.1
Interest expense	(0.1)	—
Other income (expense), net	0.3	—

Income before income taxes	5.8	7.0
Provision for income taxes	(1.0)	(1.4)

Net income	4.8%	5.6%

Net Sales. Net sales decreased to $617.3 million for the nine months ended June 30, 2012, from $640.1 million for the nine months ended June 30, 2011. The decrease of $22.8 million, or 3.6%, was primarily due to decreased net sales into our smartphones sector, partially offset by increased net sales into our tablets sector, as further quantified below.

Net sales into our smartphones sector decreased to $431.2 million for the nine months ended June 30, 2012, from $545.0 million for the nine months ended June 30, 2011. The decrease of $113.8 million, or 20.9%, was primarily due to lower sales volumes to one major customer. For the nine months ended June 30, 2012 and 2011, our smartphones sector accounted for approximately 70% and 85% of total net sales, respectively.

Net sales into our tablets sector increased to $165.5 million for the nine months ended June 30, 2012, from $64.4 million for the nine months ended June 30, 2011. The increase of $101.1 million, or 157.0%, was due to higher flex content per unit of approximately 231%, coupled with higher unit sales volume of approximately 112%. For the nine months ended June 30, 2012 and 2011, sales into our tablets sector accounted for approximately 27% and 10% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 88.5% for the nine months ended June 30, 2012, versus 86.6% for the nine months ended June 30, 2011. The increase in cost of sales as a percentage of net sales of 1.9% primarily attributable to an increase of 130 basis points as a result of higher capacity related costs for plant and equipment additions, an increase of 110 basis points due to the appreciating RMB, an increase of 10 basis points due to maintaining extra headcount required for increased production during our fourth fiscal quarter of 2012 and an increase of 40 basis points due to increased labor rates in China. These increases were partially offset by a decrease of 100 basis points primarily from lower material costs. Gross profit decreased to $70.9 million for the nine months ended June 30, 2012, versus $85.5 million for the nine months ended June 30, 2011, or 17.1%. As a percentage of net sales, gross profit decreased to 11.5% for the nine months ended June 30, 2012 from 13.4% for the nine months ended June 30, 2011.

Research and Development. Research and development expense decreased by $1.8 million to $6.2 million for the nine months ended June 30, 2012, from $8.0 million for the nine months ended June 30, 2011. The decrease was primarily due to our decision to realign our global research and development activities in California and to move certain research and development activities to China, where labor costs are lower. As a percentage of net sales, research and development expense decreased to 1.0% versus 1.2% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.7 million to $18.6 million for the nine months ended June 30, 2012, from $19.3 million in the comparable period of the prior year, a decrease of 3.6%. The decrease was primarily attributable to decreased variable selling costs associated with our customer mix and volume, partially offset by costs associated with the establishment of a new customer support office in Korea. As a percentage of net sales, sales and marketing expense was 3.0% for the nine month period in both the current and prior year.

General and Administrative. General and administrative expense increased to $15.3 million, or 2.5% as a percentage of net sales, for the nine months ended June 30, 2012, as compared to $13.5 million or 2.1% as a percentage of net sales, for the nine months ended June 30, 2011. The increase of $1.8 million, or 13.3%, was primarily due to the prior year reversal of $1.0 million of performance-based equity awards that were deemed, during the third quarter of fiscal 2011, not to meet our defined Probability Threshold for the defined performance objectives, coupled with increased technical services fees related to our information technology migration to Singapore of $0.8 million.

Impairment and Restructuring. Impairment and restructuring was a gain of $2.5 million for the nine months ended June 30, 2012, which consisted primarily of a gain on sale of our previously impaired properties in Arizona and California.

Other Income (Expense), Net. Other income, net, increased to $1.9 million for the nine months ended June 30, 2012, from other income, net, of $0.3 million for the nine months ended June 30, 2011, an increase of $1.6 million. The increase in other income, net, was primarily the result of net gains from our forward contracts that were used in an effort to mitigate the risk of unfavorable movements of the U.S. dollar, coupled with foreign exchange gains due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for nine months ended June 30, 2012 and 2011 was 17.4% and 20.2%, respectively. The decrease in the effective tax rate was primarily a result of international operations that favorably affected our consolidated tax rate. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our fourth quarter of fiscal 2012, we expect net sales to range between $180 million and $210 million, based on the projected product mix and sales volume.

Cost of Sales and Gross Profit. For our fourth quarter of fiscal 2012, we expect gross margin to range between 9.0% and 11.0% based on the projected product mix and sales volume.

Operating Expenses. We expect operating expenses to be approximately $13 million during the fourth fiscal quarter of 2012.

Income Taxes. We expect the effective tax rate, on average, to be in the high teens on an annual basis.

Capital Expenditures. For fiscal 2012, we are anticipating approximately $85 million in capital expenditures reflecting normal equipment replacement, further investments in automation and capacity expansion in certain of our China facilities.

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

Changes in the principal components of operating cash flows during our nine months ended June 30, 2012 were as follows:

•

Our net accounts receivable balance decreased to $109.0 million as of June 30, 2012 from $150.5 million as of September 30, 2011, or 27.6%, primarily the result of reduced net sales when compared to the fourth fiscal quarter of the prior year, coupled with improved collection efforts during the second and third fiscal quarters of 2012. Days sales outstanding on a quarterly basis at September 30, 2011 decreased 13 days to 58 days at June 30, 2012. Our net inventory balance remained relatively unchanged at $87.3 million as of June 30, 2012 versus $87.2 million as of September 30, 2011. Days in inventory on a quarterly basis at June 30, 2012 increased 6 days to 51 days from 45 days at September 30, 2011. Our accounts payable balance decreased to $138.0 million as of June 30, 2012 from $162.8 million as of September 30, 2011, a decrease of 15.2%. The decrease in accounts payable was primarily the result of lower production volumes when compared to the fourth fiscal quarter of the prior year. Days payable on a quarterly basis decreased 4 days from 85 days at September 30, 2011 to 81 days at June 30, 2012.

•

Depreciation and amortization expense was $40.1 million for the nine months ended June 30, 2012, versus $33.7 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations at our facilities in China.

Our principal investing and financing activities during the nine months ended June 30, 2012 were as follows:

•

Net cash used in investing activities was $43.2 million for the nine months ended June 30, 2012. Capital expenditures included cash payments of $54.6 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. Proceeds from sales of equipment and assets held for sale of $11.5 million was primarily due to cash proceeds of $7.5 million and $1.9 million from the sale of our corporate headquarters previously located in Anaheim, California and our former Aurora Optical facility in Arizona, respectively.

•

Net cash used in financing activities was approximately $9.7 million for the nine months ended June 30, 2012 and consisted primarily of repurchases of common stock of $8.8 million and $1.1 million of cash used to net share settle equity awards. Our loans payable and borrowings outstanding against our credit facilities were $0 at June 30, 2012 and September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2012, no amounts were outstanding under our loan agreements with Bank of China Co., Ltd., JPMorgan Chase Bank, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these or any new loan agreements at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $596.5 million, or 97%, of total shipments to these foreign manufacturers during the nine months ended June 30, 2012 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.32 RMB per U.S. dollar for the nine months ended June 30, 2012. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and, from time to time, we engage in currency hedging activities through use of forward contracts. Such activities, however, may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At June 30, 2012, we had outstanding “buy” non-deliverable forward contracts with notional amounts aggregating to approximately 442.0 million RMB, with offsetting “sell” non-deliverable forward contracts with identical notional foreign currency amounts. The notional contract values in U.S. dollars, when netted, approximated their fair values of $0.6 million, which were recorded as current liabilities in our condensed consolidated balance sheets at June 30, 2012. In July 2012, we closed all of our outstanding foreign currency forward contracts and the resulting realized losses were not material to our consolidated financial position, results of operations or cash flows.

Liquidity Risk

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next twelve months. If there was a need for additional cash to fund our operations, we would access our global credit lines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended June 30, 2012, 2011, and 2010, approximately 70%, 85% and 63%, respectively, of our net sales were derived from sales to companies that provide products or services into the smartphone sector; approximately 27%, 10% and 1%, respectively, of our net sales derived from sales were to companies that provide products or services into the tablet sector; and approximately 1%, 1% and 30%, respectively, of our net sales were derived from sales to companies that provide products or services into the consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2011, 2010 and 2009 approximately 99%, 98% and 96% respectively, of our net sales were to only four customers in the aggregate. Approximately 44%, 43% and 43% of our net sales in each of the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were to one customer (not the same customer in each of the three years) and approximately 86%, 85% and 80% of our net sales were to two of our customers in each of the three years, respectively. In addition, two customers constituted approximately 89% of our net sales in the nine months ended June 30, 2012 and 86% of our net sales in the fiscal year ended September 30, 2011. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Changes in the products our customers buy from us can significantly affect our capacity, net sales and profitability.

We sell our flexible printed circuits and flex assemblies to a very limited number of customers, who typically purchase these products from us for numerous programs at any particular time. Customer programs differ in design and material content and our products’ prices and profitability are dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields and the amount of third-party components within the program. If we lose sales for a program that has higher material content, we may have to replace it with sales for a program that has lower material content, thus requiring additional capacity to generate the same amount of net sales. We may not have such capacity available (or it may not be economically advantageous to acquire such capacity), which could then result in lower net sales. Furthermore, if we were unable to increase our capacity to match our customers’ requests, we may lose existing business from such customer, in addition to losing future sales. In addition, if we were to utilize our capacity to increase sales of bare flex (flex without assembly), this could also generate lower net sales at potentially different (higher or lower) profitability levels.

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

We compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe that the number of companies producing flexible printed circuit boards has increased materially in recent years and may continue to increase. In addition, certain former competitors are in the process of re-instituting their flexible printed circuit production which will increase competition in our market. Certain EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us or even compete with us on OEM programs. In addition, the number of customers in the market has been decreasing through consolidation and otherwise and the smartphone and tablet markets continue to become more competitive in terms of pricing. Furthermore, many companies in our target customer base may move the design and manufacturing of their products to original design manufacturers in Asia. These factors, among others, make our industry extremely competitive. If we are not successful in addressing these competitive aspects of our business, including maintaining or establishing close relationships with customers in markets in which we compete, we may not be able to grow or maintain our market share or net sales.

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

•

difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions, including complying with local employment and overtime regulations, which regulations could affect our ability to quickly ramp production;

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

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”), beneficially owns approximately 62% of our outstanding common stock, and we expect to be a principal subsidiary of WBL for the foreseeable future. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. WBL’s board or executive management composition could change, and such change could affect the way WBL influences our corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any new chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us, or a portion of their shares, to a third party, including a participant in our industry, which could adversely affect our operations or our stock price.

WBL and its designees on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, sales or distributions by WBL of our common stock and the exercise by WBL of its ability to influence our management and affairs. In general, our certificate of incorporation does not contain any provision that is designed to facilitate resolution of actual or potential conflicts of interest. If any conflict of interest is not resolved in a manner favorable to our stockholders, it could adversely affect our operations and our stockholders’ interests may be substantially harmed.

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

The uncertainty regarding the status of the global credit market and overall global economic stagnation may adversely affect our earnings, liquidity and financial condition.

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

From time to time, we may be subject to various types of tax audits, during which tax positions we have taken may be challenged and overturned. If this were to occur, our tax rates could significantly increase and we may be required to pay significant back taxes, interests and/or penalties. For example, On August 1, 2012, we received a Revenue Agent Report (the “Report”) from the Internal Revenue Service (“IRS”) relating to its examination of our income tax returns for fiscal years 2007 and 2008. The IRS has proposed adjustments primarily related to our valuation of intellectual property and intercompany cost sharing arrangement. The proposed adjustments would result in approximately $120 million of additional taxable income for those two years. Management believes there are numerous errors in the Report, does not agree with the proposed adjustments and intends to vigorously contest the proposed adjustments. After reviewing the Report, management continues to believe that an adequate provision has been made for all of our uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Any significant proposed adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved favorably.

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

Also, a number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. For example, we currently enjoy tax incentives for our facility in Singapore. However, any tax holiday we have could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Any of such changes could adversely affect our effective tax rate.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations, and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo and/or other conflict areas of the world. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

As part of our business strategy, we intend to continue to consider acquisitions of, or partnerships with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic partnerships involve numerous risks, including:

•	difficulties in integrating operations, technologies, accounting and personnel;

•	problems maintaining uniform standards, procedures, controls and policies;

•	difficulties in supporting and transitioning customers of our acquired companies;

•	diversion of financial and management resources from existing operations;

•	potential costs incurred in executing on such a transaction, including any necessary debt or equity financing;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees; and

•	inability to generate sufficient revenues to offset acquisition or start-up costs.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12 month period from July 1, 2011 through June 30, 2012, our common stock price closed between $17.35 and $28.53 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.8 million shares of common stock outstanding as of June 30, 2012, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
4/01/2012 – 6/30/2012	—	$—	—	611,600

(1)	Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. This amount represented approximately five percent of our common stock outstanding as of September 30, 2011, as reported in our Annual Report on Form 10-K filed with the SEC on November 14, 2011. In September 2011, we entered into a 10b5-1 Repurchase Plan Agreement, with a term of nine months, providing for the repurchase of up to 500,000 of such shares. As of June 30, 2012, under such 10b5-1 Repurchase Plan Agreement, we had repurchased a total of 488,400 shares for a total value of $9.9 million. During the third fiscal quarter of 2012, the 10b5-1 Repurchase Plan Agreement expired.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(7)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(7)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(11)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83*(3)	Executive Officer Tax Audit Reimbursement Plan

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
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
(11)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2012. Confidential treatment has been granted for certain portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 2, 2012	By:	/s/ Thomas Liguori
Thomas Liguori
Chief Financial Officer and Executive Vice-President
(Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(5)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(6)(3)	Form of Stock Appreciation Rights Agreement.

10.57(8)(3)	Form of Restricted Stock Unit Agreement.

10.60(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(9)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(9)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(10)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(10)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.76(4)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(4)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(4)(3)	Change in Control Plan.

10.79(4)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(7)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(7)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(11)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83*(3)	Executive Officer Tax Audit Reimbursement Plan

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
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
(11)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2012. Confidential treatment has been granted for certain portions of this agreement.