Form 10-K
period 2012-09-30
MULTI FINELINE ELECTRONIX INC
filed 2012-11-16
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission file number: 000-50812

MULTI-FINELINE ELECTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3947402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8659 Research Drive Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 453-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on March 31, 2012) was $239,820,137. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2012 was 23,765,812.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

Multi-Fineline Electronix, Inc.

Part I

Item 1.	Business

Overview

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Irvine, California; Suzhou, China; Chengdu, China; Cambridge, England; Korea; Taiwan; and Singapore, we offer a global service and support base for the sale, design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, we seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Our growth has been due, in part, to our early supplier involvement allowing our engineers to gain an understanding of the application and use of the customers’ circuits. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Vertically integrated flex circuit manufacturing, assembly, and tooling operations have allowed us to offer superior lead time support to facilitate customer requirements. We believe the early involvement and knowledge of the specific customer flexible assemblies and designs of these assemblies allows us to ramp production at a very fast pace, creating a competitive advantage. The speed and certainty of the production ramp is critical to our customers who view time to market as a key success factor.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: two located in the Peoples’ Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”), formerly known as Pelikon Limited; and one located in Korea: MFLEX Korea, Ltd. (“MKR”); except where it is made clear that the term means only the parent company.

Industry Background

We believe that the global market for flexible printed circuits (“FPCs”) will continue to grow over the coming years as consumers continue to demand smaller, more functional, portable devices. Given their inherent design and cost advantages, flexible printed circuits will remain a favored solution for electronics OEMs that strive to increase the features and functionality of electronic devices while optimizing the size, shape and weight of such devices.

Historically, electronics manufacturers have relied upon rigid printed circuit boards (“PCBs”) to provide the electrical interconnections between the components in electronics devices. A PCB consists of an array of copper wires sandwiched between layers of fiberglass that then has multiple microprocessors, transistors and other components attached to its surface. Much like PCBs, a flexible printed circuit assembly (“FPCA”) is a similarly-produced array of copper wires with the same types of components mounted to its surface. However, FPCAs contain thinner, flexible and lighter, polymer-based materials in place of the bulkier fiberglass, epoxy-based material in a PCB.

PCBs are inherently thick and cannot bend or twist and they are relatively heavy. In contrast, a thinner, lighter FPC can bend, fold over itself and twist to better fit microprocessors and other electrical components such as connectors, switches, resistors, capacitors and light-emitting devices into smaller, non-linear spaces. In the past, FPC technologies and material sets were reserved for specialty uses, as they were difficult and costly to produce.

Having found innovative ways to produce a wide range of FPCs in mass volumes at increasingly affordable prices, companies began offering consumer electronics manufacturers new FPC and FPCA based materials and technologies that enabled design engineers to innovate interconnect and packaging solutions for increasingly portable and stylish electronic devices.

In addition to these functional advantages, we provide engineering and manufacturing support for assembling components onto flexible circuits to enable OEMs to design and construct modular components that can be incorporated into the final product. The integration of the circuit fabrication and component assembly “under one roof” reduces the complexity of the assembly of the final product, simplified the supply chain for procuring FPCAs and reduces the overall manufacturing costs to produce a device.

Looking forward, we believe that the overall market for FPCs and FPCAs is poised for substantial growth over the next several years as a result of favorable technological and market developments, including:

•

Increased Portability and Complexity of Electronic Devices. As electronic devices become more functional, complex and compact, product size and electrical performance become the major design factors. From an engineering standpoint, FPCs possess inherently better electrical performance than PCBs. The reasons are that the materials used in building FPCs offer better electrical signal integrity and better heat dissipation because the polymer-based FPC materials offer better physical and electrical properties than the epoxy-based materials in PCBs. As a result, the electronics industry is increasingly relying upon FPCs and FPCAs to meets its increasingly demanding design needs.

•

Outsourcing. Due to increasing complexity and miniaturization of smartphones and tablets, we believe electronics companies continue to rely heavily upon outsourcing to technically-qualified, strategically-located manufacturing partners to provide integrated, end-to-end flexible printed circuit and component assembly solutions. By employing end-to-end manufacturers with full-service FPC/A design and application engineering, prototyping, and competitive high-volume production services, electronics companies are able to reduce time-to-market, avoid product delays, reduce manufacturing costs, minimize logistical problems, and focus on their core competencies.

•

Expanding Markets and Flexible Component Demand. Global demand for increasingly-complex portable computing and communication products are driving the demand for more complex FPCAs. We believe that the application of flex assemblies in wireless and other electronic devices is expanding, and the expansion of demand could result in significantly more flex assemblies per device than have been used in previous-generation product applications.

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe the competitive strengths that differentiate us from other contract manufacturers that might compete with us include:

•

Our Seamless End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, efficient and integrated end-to-end FPC and FPCA solution for our customers. This full-service, “under one roof,” offer includes design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider early in the product development lifecycle for their flexible printed circuit requirements, our customers can benefit from a robust, customized product design and development process. This, in turn, frequently leads to production cost savings and quicker time to volume in the market. We possess the expertise and capabilities to provide a seamless, integrated, end-to-end mass production solution that provides our customers with the ability to leverage any one or more of our facilities to meet their global requirements.

•

Our Design and Application Engineering Expertise. We assist customers at the earliest stages of product development with engineering expertise and a knowledge base of product applications. This level of experience and expertise, combined with early design-participation, enables us to gain intimate knowledge of our customers’ interconnect and packaging design challenges and to provide value-added engineering support. Our history of successful early design-participation fosters strong relationships with our customers, often resulting in their reliance on our engineering support for the life of a specific application and subsequent generations of similar applications. We are also continuing to enhance our design and application engineering capabilities in China, Korea, and Taiwan to best position us to provide an integrated end-to-end solution to the emerging domestic electronics markets in China and other parts of Asia.

•

Our Manufacturing Capabilities. Our China manufacturing facilities are organized to ramp production of new products from prototype stage to high volume in a cost-efficient manner. Our ongoing efforts to expand our manufacturing facilities with technologically-advanced, automated manufacturing and handling machinery allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to the market and lower the overall costs of our products. In recent years, we completed construction on a new FPC manufacturing facility in Suzhou, China (“MFC3”), and completed construction of a new FPCA facility at MFLEX Chengdu. We continue to add new, customized equipment that increases our capability and capacity to meet our customers’ technology needs. While we believe our China manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including, among others, those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

•

Our Management Experience and Expertise. Our management team has been with us for many years. During that time, our executive management has made a number of critical, strategic decisions that successfully managed our growth and profitability, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; and creating a seamless, integrated end-to-end solution in our China operations to serve the needs of multinational OEMs and EMS providers.

Business Strategy

Our objective is to continue to expand our customer base and product offerings by using our core technologies of high-quality, technologically advanced flexible printed circuits and assemblies. In order to maintain an optimum profitability, we strive to utilize our capacity with the most attractive customer orders available to us. To achieve our objective, we intend to continue our pursuit of the following strategies:

•

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing. In addition, we intend to continue to leverage our value-added services, which include turnkey component assembly, to provide our customers with flexible printed circuit solutions designed and manufactured to maximize the reliability and functionality of their end products. By providing customers with a seamless, integrated and cost-efficient flexible printed circuit and component assembly solution, we believe this eliminates the need for our customers to negotiate with multiple vendors, reduces the time-to-market for their products and contributes to the growth of our market share.

•

Support the Development of Flexible Printed Circuit Technology for New Applications. We believe that flexible printed circuit technology provides a cost-effective solution to improving the functionality and packaging of electronic devices. We believe that the trend toward miniaturization has and will continue to drive the growth of flexible printed circuits in many new applications and devices in the future. To address these new opportunities, we will continue our efforts to research, develop and market new applications for flexible printed circuits and component assemblies. We believe that our design and application engineering and manufacturing capabilities, coupled with our flexible printed circuit assembly expertise, will enable us to effectively target additional high-volume flexible printed circuit applications in various markets of the electronics industry where functionality, size, shape and weight are primary drivers of product development.

•

Expand Our Existing Expertise in the Design and Manufacture of Flexible Printed Circuit Technology. By expanding our market share in existing markets and partnering with customers in the early stage design of their products, we strive to continue to expand our engineering and manufacturing expertise and capabilities for applications and functionality for electronic product packaging technology and to assist our customers in developing more efficient manufacturing processes for their products. We believe that we will be able to continue to capture market share in the sectors we serve and attract other companies from the electronics industry by utilizing our expertise in design and application engineering to expand product designs and applications for flexible printed circuit solutions in conjunction with our high-volume, cost-effective manufacturing capabilities.

•

Diversify Our End Customers. We primarily serve the mobility market. Mobility refers to an overall end-market of portable devices that provides access to data (content) and applications that were previously confined to the desktop, server, cloud or living room. We plan to continue to leverage our internal sales force comprised of design and application engineers with our existing outside non-exclusive sales representatives to pursue new customers in the mobility market, as well as in other sectors of the electronics industry where mobility, functionality and packaging size dictate the need for flexible printed circuits and component assemblies.

•

Increase Manufacturing Capacity and Capabilities. We continue to invest in advanced manufacturing, automation and engineering capabilities in China. By continuing to expand these capabilities, we can offer our customers technologically advanced manufacturing process for complex FPC fabrication in mass production volumes.

•

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies and enhancing our research and development centers to be able to innovate and offer differentiated solutions to our customers. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

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

Flexible Printed Circuit Assemblies. Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light emitting devices, integrated circuits, cameras, optical sensors and other microelectronic mechanical sensor (“MEMS”) devices to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures. Connector selection is also important in determining the signal integrity of the overall assembly, a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from ordinary passive components to advanced and sophisticated surface mount components.

Mechanical Integration of Flexible Printed Circuit Assemblies. Three dimensional packaging solutions for smartphones, tablets and other consumer electronic devices can be enhanced by integrating mechanical components (metal and plastic chassis using mechanical joining techniques compared to electronic assembly) onto flexible printed circuit assemblies.

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include mobile phones and smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices, and are primarily in what we refer to as the mobility market. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We generally work with OEMs in the design of their products, and the OEMs subsequently either purchase our products directly or instruct the EMS providers to purchase our products to be incorporated into the OEM’s product. Some examples of EMS providers we sell to include Foxconn Electronics, Inc. and Flextronics International Ltd. Our relationships with EMS providers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2012, approximately 94% of our net sales were to three customers in the aggregate. In addition, approximately 74%, 44% and 43% of our net sales were to the same one customer in each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively, and approximately 90%, 86% and 85% of our net sales were to the same two customers in each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products from our customer base. Over recent years, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. Our major customers provide consumer-related products that historically have experienced their highest sales activity during the calendar year-end holiday season. As a result, we typically experience a decline in our second fiscal quarter sales as the holiday period ends. Our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities in Asia enable us to manufacture products for shipment anywhere in the world. Information regarding shipments by geographical area is summarized below:

	Fiscal Years Ended September 30,
	2012	2011	2010
United States	4%	9%	11%
Mexico	5%	20%	12%
Canada	1%	3%	7%
China	56%	23%	38%
Hong Kong	29%	35%	20%
Singapore and Malaysia	1%	1%	1%
Europe	2%	9%	6%
Other	2%	0%	5%

Total	100%	100%	100%

Sales and Marketing

We sell our products primarily through our global sales and program management organizations who meet regularly with our customers and potential customers, by providing electronic packaging solutions and enabling technologies that create customer differentiation and market advantage. Our market and product teams have successfully expanded our market penetration in each sector of the electronics industry that we targeted by leveraging our design and application engineers within each of these teams. We then design and manufacture our products to agreed-upon customer specifications.

As of September 30, 2012, we engaged the services of non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the North America, Europe and Asia. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2012, our backlog, which constitutes customer orders placed with us that we believe to be firm but that have not yet shipped, was $271.3 million. We expect to ship this entire backlog during fiscal year 2013. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2011 and 2010, our backlog was $168.0 million and $259.5 million, respectively.

Technology

We are a global provider of single, double-sided, multi-layer and air-gapped flexible printed circuit and component assemblies. We use proprietary processes and chemical recipes, which coupled with our innovative application engineering, design expertise and manufacturing experience, enables us to deliver high-unit volumes of complex flexible printed circuits and component assemblies at cost-effective yields.

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

Circuit Fabrication Technology. We have extensive experience producing fine-line flexible printed circuits and have developed manufacturing processes that are designed to deliver high-unit volumes at cost-effective yields. In the flexible printed circuit industry, fine-line flexible printed circuits are easier to construct as the thickness of the copper decreases. However, as the thickness of the copper decreases, the cost of fabrication increases. We have developed a manufacturing process to plate in selective regions of the circuitry pattern, such as around the holes used to connect the two sides of a flexible printed circuit. In addition, the normal manufacturing technology, by itself, has been improved with new equipment which enables thicker, less expensive copper to be etched down precisely enough to form fine-line circuitry. A portion of the new equipment includes roll-to-roll capabilities that allow the handling of materials in a continuous web. The combination of these processes allows us to achieve finer patterns without a substantial increase in costs and with generally acceptable yields.

In addition to fine-line techniques, we have developed a proprietary process using lasers to drill very small diameter holes, known as micro-vias, for the connection of circuits on the reverse side of the substrate. The combination of multi-layer flexible circuits with fine-lines and micro-vias are part of the new High-Density Interconnect (“HDI”) technology that is one of our competitive strengths.

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

Suppliers

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. We purchase raw circuit materials, process chemicals and various components from a limited number of outside sources. For components, we normally make short-term purchasing commitments to key suppliers for specific customer programs. These commitments are usually made for three to 12-month periods. These suppliers agree to cooperate with us in engineering activities, as required, and in some cases maintain a local inventory to provide shorter lead times and reduced inventory levels for us. In most cases, suppliers are approved and often dictated by our customers. For process chemicals, certain copper and polyimide laminate materials and certain specialty chemicals used in our manufacturing process, we rely on a limited number of key suppliers. Alternate chemical products are available from other sources, but process chemical changes often require approval by our customers and requalification of the processes, which could take weeks or months to complete. We seek to mitigate these risks by identifying stable companies with leading technology and delivery capabilities and by attempting to qualify at least two suppliers for all critical raw materials and components.

We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customer’s programs. We expect that delays may occur in future periods for a variety of reasons, including, but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

We compete on a global level with a number of leading Asian providers, such as Nippon Mektron Ltd., Flextronics International Ltd., Interflex Co. Ltd., Zhen Ding Technology Holding Ltd., HI-P (Shanghai) Technology Co. Ltd., Career Technology (MFG) Co. Ltd., Sumitomo Electric Industries Ltd., and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

We believe that our technology leadership and capabilities in designing and manufacturing flexible printed circuits component assemblies and module assemblies have enabled us to build strong partnerships and customer relationships with many companies. We also believe that customers typically rely upon a limited number of vendors’ designs for the life of specific applications and, to the extent possible, subsequent generations of similar applications. Accordingly, it is difficult to achieve significant sales to a particular customer for any application once a different vendor has been selected to design and manufacture a specific flexible printed circuit. This market paradigm may provide a barrier to our competitors in the markets in which we compete. However, it may also present an obstacle to our entry into other markets. Any expansion of existing products or services could expose us to new competition. In addition, our competitors may devote significantly greater amounts of their financial, technical and other resources to market, develop and adopt competitive products, and those efforts may materially and adversely affect our market position. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the markets in which we compete.

Employees

As of September 30, 2012, we employed approximately 10,960 full-time employees, of which approximately 50 were in the United States, approximately 10,850 were in China and approximately 60 were in other locations. We also employed approximately 12,510 contract employees in China, although not all of these contract employees work a full time work schedule.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with all of our employees in China. In general, these employment agreements provide for a three year term and can be renewed for a one, two or three year term. Starting in 2008, the employment agreements for employees in China are for an indefinite period when renewed for the third time.

A trade union was established at MFC on November 10, 2011. On that same day, an employee union charter was unanimously passed, a union committee and audit committee were elected by the employee representatives and an election of union officials was held. The tenure of union officials and committee members is 3 years. We consider our relationship with the trade union to be good.

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

We believe we have been operating our facilities in material compliance with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. For this reason, we implemented procedures designed to minimize the negative impacts and reduce potential financial risks arising from environmental issues. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies could require substantial expenditures by us and could harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures in the fiscal year 2013.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2012:

Name	Age	Position(s)
Reza Meshgin	49	President and Chief Executive Officer
Thomas Liguori	54	Executive Vice President and Chief Financial Officer
Thomas Lee	53	Executive Vice President of Operations
Christine Besnard	42	Executive Vice President, General Counsel and Secretary
Lance Jin	47	Executive Vice President of Business Development

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, and Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for MFCI, MFLEX Singapore, MFM and MFE, (b) director for MFLEX, MFC and MFLEX Chengdu, (c) chief executive officer and president at MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MKR and MFM, (d) executive chairman at MFE, and (e) representative director for MKR.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company, serving as the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM, MKR and MFE, (b) chief financial officer at MFCI, MFLEX Singapore, MFM, MKR and MFE and (c) legal representative for MFLEX Singapore in China for our two Chinese subsidiaries.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Mr. Lee served as our Executive Vice President of Operations from May 2002 until March 2011, and as our Executive Vice President of Operations—Program Management from March 2011 until November 2012, when he transitioned to the position of Executive Vice President of Operations. Prior to joining us, Mr. Lee served as a Mechanical Engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in Mechanical Engineering from the Rangoon Institute of Technology in Burma. Mr. Lee also holds the following positions at our wholly owned subsidiaries: (a) executive vice president at MSG, and (b) executive vice president of operations—program management at MKR.

Christine Besnard joined us as General Counsel in August 2004, assumed the role of Secretary in March 2005, was named Vice President in March 2006 and Executive Vice President in March 2011. Prior to joining us, Ms. Besnard was senior corporate counsel at Sage Software, Inc., from August 2000 to July 2004, and a corporate securities associate at Pillsbury, Madison & Sutro LLP. Ms. Besnard holds a bachelor’s degree in political science from San Diego State University and a juris doctor from the University of Southern California Law Center. She was admitted to the California State Bar in 1997. Ms. Besnard holds the following positions at our wholly owned subsidiaries: (a) director for MFCI, MFC, MFLEX Chengdu, MFM, MKR and MFE and (b) secretary at MFCI.

Lance Jin joined us in May 1995 and since that time has held a variety of positions, including director of business development, telecommunications division manager, program manager and application engineer. In October 2008, Mr. Jin was appointed as our Vice President and Managing Director, Operations, was appointed Executive Vice President and Managing Director of MFLEX China in March 2011 and transitioned to Executive Vice President of Business Development in October 2012. In this role, he is responsible for handling all sales, business development, new customer accounts and program management. Prior to joining MFLEX, Mr. Jin was responsible for business development at the China National Import/Export Corporation. Mr. Jin holds a bachelor’s degree in optical engineering from ZheJiang University in China and a Master’s of Science in Optics and Fine Mechanics from the China Academy of Science. Mr. Jin has also received a Master’s Degree in Business Administration from National University in San Diego. Mr. Jin holds the following positions at our wholly owned subsidiaries: (a) director for MFC and MFLEX Chengdu and (b) legal representative in China for our two Chinese subsidiaries.

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

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the fiscal years ended September 30, 2012, 2011 and 2010, approximately 69%, 83% and 68%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 27%, 13% and 1%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 2%, 1% and 24%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2012, 2011 and 2010, approximately 94%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Approximately 74%, 44% and 43% of our net sales were to the same one customer in each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively, and approximately 90%, 86% and 85% of our net sales were to the same two customers in each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success, a product failure of a customer’s program upon which we were relying or limited flex content in a program on which we were relying, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

We could experience low manufacturing yields due to, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, component defects, or the learning curve experienced during the initial and ramp up stages of new product introduction. If we cannot achieve expected yields in the manufacture of our products, this could result in higher operating costs, which could result in higher per unit costs, reduced product availability and may subject us to substantial penalties by our customers. Reduced yields or an inability to successfully ramp up products can significantly harm our gross margins, resulting in lower profitability or even losses. In addition, if we were unable to ramp up our production in order to meet customer demand, whether due to yield or other issues, it would impair our ability to meet customer demand for our products, and our net sales and profitability would be negatively affected.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer. We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customer’s programs. We expect that delays may occur in future periods for a variety of reasons, including, but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees work in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

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

•

difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions, including complying with local employment and overtime regulations, which regulations could affect our ability to quickly ramp production ;

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 97% of the total shipments made to foreign manufacturers during the fiscal year 2012. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 62% of our outstanding common stock. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. WBL’s board or executive management composition could change, and such change could affect the way WBL influences our corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. In addition, for so long as WBL effectively owns at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any chief executive officer or the issuance of securities that would reduce WBL’s effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity required the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. WBL could also sell a controlling interest in us, or a portion of their shares, to a third party, including a participant in our industry, which could adversely affect our operations or our stock price.

WBL and its representatives on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, debt covenants, sales or distributions by WBL of our common stock and the exercise by WBL of its ability to influence our management and affairs. In general, our certificate of incorporation does not contain any provision that is designed to facilitate resolution of actual or potential conflicts of interest. If any conflict of interest is not resolved in a manner favorable to our stockholders, it could adversely affect our operations and our stockholders’ interests may be substantially harmed.

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

From time to time, we may be subject to various types of tax audits, during which tax positions we have taken may be challenged and overturned. If this were to occur, our tax rates could significantly increase and we may be required to pay significant back taxes, interests and/or penalties. For example, on August 1, 2012, we received a Revenue Agent Report (the “Report”) from the Internal Revenue Service (“IRS”) relating to its examination of our income tax returns for fiscal years 2007 and 2008. In the Report, the IRS proposed adjustments primarily related to our valuation of intellectual property and intercompany cost sharing arrangement. The proposed adjustments would result in approximately $120 million of additional taxable income for those two years. Management believes there are numerous errors in the Report, does not agree with the proposed adjustments and has vigorously contested the proposed adjustments. After reviewing the Report, management continues to believe that an adequate provision has been made for all of our uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Any significant proposed adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved favorably.

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

Also, a number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. For example, we currently enjoy tax incentives for our facility in Singapore. However, any tax holiday or incentive we have could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Any of such changes could adversely affect our effective tax rate.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future, have environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012 (the Dodd-Frank Act), required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released recently by the SEC could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. In addition, there will be costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to publicly disclose those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve month period from October 1, 2011 through September 30, 2012, our common stock price closed between $19.06 and $29.51 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.8 million shares of common stock outstanding as of September 30, 2012, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline.

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

Item 2.	Properties

The following is a summary of our material properties at September 30, 2012:

Entity/function	Location	Square Feet (Building)	Lease Expiration Dates
Multi-Fineline Electronix, Inc.—Executive offices, research and development	Irvine, California	Leased—20,171	April 2015

MFLEX UK Limited—Engineering and research and development of segmented electroluminescent printed displays and SmartInk® technologies	Cambridge, United Kingdom	Leased—8,075	April 2013

MFLEX Suzhou Co., Ltd.—Held-for-sale (Dongwu Road)	Suzhou, China	Owned—90,923	2050*

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Nanhu Road)	Suzhou, China	Owned—566,192	2053*
		Leased—200,058	May 2013

MFLEX Suzhou Co., Ltd.—Circuit fabrication (Shanfeng Road)	Suzhou, China	Owned—594,343	2058*

MFLEX Suzhou Co., Ltd.—Circuit assembly	Puzhuang, China	Owned—127,055	2052*

MFLEX Chengdu Co., Ltd.—Circuit assembly	Chengdu, China	Owned—322,176	2059*

Multi-Fineline Electronix Singapore Pte. Ltd.— Regional office	Singapore	Leased—7,000	March 2013

MFLEX Korea, Ltd.—Regional office	Seoul, Korea	Leased—1,427	July 2014

*	We have several parcels that have land use rights expiring in 2050 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3.	Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First quarter	$24.18	$18.34	$26.87	$21.37
Second quarter	$28.70	$20.22	$29.99	$25.50
Third quarter	$27.57	$23.15	$29.35	$20.01
Fourth quarter	$29.70	$22.02	$22.16	$17.03

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/2011 – 10/31/2011	109,900	$20.62	109,900	940,100
11/01/2011 – 11/30/2011	142,800	$19.49	142,800	797,300
12/01/2011 – 12/31/2011	138,700	$20.26	138,700	658,600
01/01/2012 – 01/31/2012	47,000	$20.98	47,000	611,600

Total	438,400	$20.18	438,400

(1)

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. These shares represented approximately five percent of our common stock outstanding as of September 30, 2012. On September 2, 2011, we entered into a 10b5-1 Repurchase Plan Agreement under the committee’s discretion, which expired on June 2, 2012, and provided for the repurchase of up to 500,000 of such shares. As of September 30, 2012, a total of 488,400 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. All repurchased shares were retired and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the periods in which the respective shares were retired.

Holders of Record

Stockholders of record on September 30, 2012 totaled approximately 21. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2007 in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2012, 2011 and 2010 and selected consolidated balance sheet data as of September 30, 2012 and 2011 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2009 and 2008 and selected consolidated balance sheet data as of September 30, 2010, 2009 and 2008 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except shares, per share data and ratios)
Consolidated Statements of Income Data:
Net sales	$818,932	$831,561	$791,339	$764,432	$728,805
Cost of sales	736,241	726,850	678,294	653,568	611,517

Gross profit	82,691	104,711	113,045	110,864	117,288
Operating expenses:
Research and development	7,615	10,485	14,455	5,505	2,470
Sales and marketing	24,457	25,189	24,086	22,146	17,957
General and administrative	19,839	18,788	21,625	25,486	30,518
Impairment and restructuring	(2,468)	4,186	11,376	328	2,180

Total operating expenses	49,443	58,648	71,542	53,465	53,125

Operating income	33,248	46,063	41,503	57,399	64,163
Other income (expense), net:
Interest income	1,352	875	535	767	1,687
Interest expense	(555)	(472)	(782)	(768)	(106)
Other income (expense), net	1,656	564	472	(1,358)	(2,742)

Income before income taxes	35,701	47,030	41,728	56,040	63,002
Provision for income taxes	(6,216)	(9,157)	(11,953)	(9,972)	(22,523)

Net income	$29,485	$37,873	$29,775	$46,068	$40,479

Net income per share:
Basic	$1.24	$1.58	$1.18	$1.84	$1.63

Diluted	$1.22	$1.56	$1.16	$1.81	$1.59

Shares used in computing net income per share:
Basic	23,782,540	24,027,179	25,203,445	25,026,039	24,828,732
Diluted	24,077,479	24,335,819	25,607,249	25,453,390	25,433,676
Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,322	$97,890	$99,875	$139,721	$62,090
Working capital	$155,869	$159,065	$166,021	$202,036	$133,900
Total assets	$696,410	$625,745	$562,321	$525,930	$487,610
Current ratio	1.7	1.8	1.9	2.4	1.8
Long-term debt	$—	$—	$—	$10,852	$—
Stockholders’ equity	$441,989	$416,083	$361,532	$358,988	$310,318

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part I, Item 1-A—“Risk Factors” and elsewhere in this Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc., and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. Our Chinese subsidiary provides a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity and we merged these two subsidiaries into one in fiscal 2010. In addition, we formed another wholly owned subsidiary in Chengdu, China, and in fiscal 2011, completed construction on our third and fourth manufacturing facilities in China as part of our continued capacity expansion initiative.

Net Sales

We design and manufacture our products to customer specifications. As of September 30, 2012, we engaged the services of certain non-exclusive sales representatives to provide customer contacts and market our products directly to our global customer base. These sales representatives were located throughout the North America, Europe and Asia. The variety of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes and delivery schedule changes imposed on us by our customers. All sales from our Irvine, California executive office, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

Cost of Sales

Cost of sales consisted of four major categories: material, overhead, labor and purchased process services. Material cost relates primarily to the purchase of copper foil, gold, polyimide substrates and electronic components. Overhead costs included all materials and facility costs associated with manufacturing support, processing supplies and expenses, support personnel costs, stock-based compensation expense related to such personnel, utilities, amortization of facilities and equipment and other related costs. Labor cost included the cost of personnel related to the manufacture of the completed product. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by timing of wage increases at our manufacturing facilities, capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements, inflation may occur in countries in which we produce and market wage rate increases may also occur in these countries.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes and are expensed as incurred.

Sales and Marketing

Sales and marketing expense included commissions paid to sales representatives, personnel-related and travel costs associated with sales and marketing, program management, corporate development and engineering support groups, sales support, trade shows, freight out, market studies and promotional and marketing brochures.

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

Impairment and Restructuring

Asset impairment is the difference between the fair market value, based on the estimated future cash flows of the underlying assets, and the carrying value, or net book value, of the assets. Impairment occurs when the carrying value exceeds the fair market value of the underlying assets. Restructuring expense represents severance, relocation, and other costs and recoveries related to the closure or disposal of a business unit or location.

Interest Income

Interest income consisted of interest income earned on cash, cash equivalents balances and previously held short-term investments.

Interest Expense

Interest expense consisted of expense incurred on unused line fees on our revolving facilities, interest related to our deferred financing costs and interest on our previously held long-term debt.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of the gain or loss on foreign currency exchange and the gain or loss on derivative financial instruments.

Provision for Income Taxes

We record a provision for income taxes based on the statutory rates applicable in the countries in which we do business, subject to any tax holiday periods granted by the respective governmental authorities. We account for income taxes under the Financial Accounting Standards Board (“FASB”) authoritative guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance and warranty. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

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

•

Stock-Based Compensation. We recognize compensation expense related to stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SSARs”) granted to employees based on the grant date fair value. Our assessment of the estimated fair value of the stock options and SSARs granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options and SSARs granted. Generally, our calculation of the fair value for stock options and SSARs granted under the relevant FASB authoritative guidance is similar to the calculation of fair value under the original guidance with the exception of the treatment of forfeitures. Expected forfeitures of stock options and SSARs are estimated based on the historical turnover of our employees. The fair value of RSUs granted is based on the grant date price of our common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	the expected volatility of our common stock price, which we determine based on historical volatility of our common stock;

(b)	expected dividends, which are zero, as we do not currently anticipate issuing dividends;

(c)	expected life of the stock option and SSAR, which is estimated based on the historical stock option and SSAR exercise behavior of our employees; and

(d)	risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

An award with a market condition is accounted for and measured differently than an award that has a performance or service condition. The effect of a market-based valuation is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of an RSU to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All compensation costs for awards that have only a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of net sales for the periods indicated.

	Fiscal Years Ended September 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.9	87.4	85.7

Gross profit	10.1	12.6	14.3
Operating expenses:
Research and development	0.9	1.3	1.8
Sales and marketing	3.0	3.0	3.0
General and administrative	2.4	2.3	2.7
Impairment and restructuring	(0.3)	0.5	1.5

Total operating expenses	6.0	7.1	9.0

Operating income	4.1	5.5	5.3
Other income (expense), net:
Interest income	0.2	0.1	0.1
Interest expense	(0.1)	(0.0)	(0.1)
Other income (expense), net	0.2	0.0	0.0

Income before income taxes	4.4	5.6	5.3
Provision for income taxes	(0.8)	(1.1)	(1.5)

Net income	3.6%	4.5%	3.8%

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Net Sales. Net sales decreased to $818.9 million in the fiscal year ended September 30, 2012, from $831.6 million in the fiscal year ended September 30, 2011. The decrease of $12.7 million, or 1.5%, was primarily due to decreased net sales into our smartphone sector, partially offset by increased net sales into our tablet and consumer electronics sectors, as further quantified below.

Net sales into our smartphones sector decreased to $564.5 million in the fiscal year ended September 30, 2012, from $686.0 million in the fiscal year ended September 30, 2011. The decrease of $121.5 million, or 17.7%, was primarily due to lower sales volumes to one of our major customers. For the fiscal years ended September 30, 2012 and 2011, our smartphones sector accounted for approximately 69% and 83% of total net sales, respectively.

Net sales into our tablets sector increased to $219.6 million in the fiscal year ended September 30, 2012, from $110.4 million in fiscal 2011. The increase of $109.2 million, or 98.9%, was primarily due to increased volumes of 103% as a result of increased demand for products from one of our key customers in this sector. Average selling prices were relatively flat year over year in this sector. For the fiscal years ended September 30, 2012 and 2011, our tablets sector accounted for approximately 27% and 13% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $15.2 million in the fiscal year ended September 30, 2012, from $8.5 million in the fiscal year ended September 30, 2011. The increase of $6.7 million, or 78.8%, was primarily due to higher sales volumes for one of our customer’s programs. For the fiscal years ended September 30, 2012 and 2011, our consumer electronics sector accounted for approximately 2% and 1% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 89.9% in the fiscal year ended September 30, 2012, from 87.4% in the fiscal year ended September 30, 2011. The increase in cost of sales as a percentage of net sales of 2.5% was primarily attributable to increased wage and benefit costs in China accounting for approximately 115 basis points, higher utilities and manufacturing costs as a result of our capacity expansion accounting for approximately 110 basis points, appreciation of the RMB accounting for approximately 95 basis points, increased depreciation accounting for approximately 90 basis points as a result of the capacity expansion previously mentioned and increased yield loss, particularly in the fourth fiscal quarter of 2012, related to a new program launch accounting for approximately 40 basis points. These increases were partially offset by lower material costs due to changes in program mix year over year accounting for approximately 200 basis points. Gross profit decreased to $82.7 million in the fiscal year ended September 30, 2012, from $104.7 million in the fiscal year ended September 30, 2011, or 21.0%. As a percentage of net sales, gross profit decreased to 10.1% for the fiscal year ended September 30, 2012, from 12.6% for the fiscal year ended September 30, 2011.

Research and Development. Research and development expense decreased by $2.9 million to $7.6 million in the fiscal year ended September 30, 2012, from $10.5 million in the fiscal year ended September 30, 2011, a decrease of 27.6%. The decrease was primarily due to our decision to realign our global research and development activities in the United States and the United Kingdom and move certain research and development to China, where labor costs are lower. As a percentage of net sales, research and development expense decreased to 0.9% for the fiscal year ended September 30, 2012, from 1.3% in the fiscal year ended September 30, 2011.

Sales and Marketing. Sales and marketing expense decreased by $0.7 million to $24.5 million in the fiscal year ended September 30, 2012, from $25.2 million in the fiscal year ended September 30, 2011, a decrease of 2.8%. The decrease was primarily attributable to lower variable expenses due to sales mix. As a percentage of net sales, sales and marketing expense remained flat in the fiscal year ended September 30, 2012 when compared to the fiscal year ended September 30, 2011.

General and Administrative. General and administrative expense increased by $1.0 million to $19.8 million in the fiscal year ended September 30, 2012, from $18.8 million in the fiscal year ended September 30, 2011, an increase of 5.3%. The increase was attributable primarily to increases in third party professional fees associated with projects undertaken to evaluate various business opportunities. As a percentage of net sales, general and administrative expense increased to 2.4% for the fiscal year ended September 30, 2012, from 2.3% in the fiscal year ended September 30, 2011.

Impairment and Restructuring. During the fiscal year ended September 30, 2012, we recorded a net restructuring gain of $2.5 million, which consisted primarily of a gain on sale of our previously impaired properties in Arizona and California.

Interest Income (Expense), Net. Interest income (expense), net increased to a net income of $0.8 million in the fiscal year ended September 30, 2012, from a net income of $0.4 million in the fiscal year ended September 30, 2011, an increase of $0.4 million. The increase was primarily as a result of increased interest rates on our cash held by foreign institutions.

Other Income (Expense), Net. Other income (expense), net increased to income of $1.7 million in the fiscal year ended September 30, 2012, from income of $0.6 million in the fiscal year ended September 30, 2011, an increase of $1.1 million. The increase in income was primarily attributable to fluctuations from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies, as well as gains from foreign currency programs (such as forward contracts) to help mitigate the risk of foreign currency movements.

Income Taxes. The effective tax rate for the fiscal year ended September 30, 2012 and 2011 was 17.4% and 19.5%, respectively.

Guidance

Net Sales. For our first quarter of fiscal 2013, we expect net sales to be between $260 to $280 million based on the projected product mix and sales volume.

Cost of Sales and Gross Profit. For our first quarter of fiscal 2013, we expect gross margin to be between 10% and 12% based on the projected product mix and sales volume.

Operating Expenses. We expect operating expenses to be approximately $13 to $14 million during the first fiscal quarter of 2013.

Income Taxes. We expect the effective tax rate, on average, to be in the high teens going forward.

Capital Expenditures. For fiscal 2013, we are anticipating approximately $80 to $85 million in capital expenditures for normal equipment replacement, investments in automation to reduce labor costs and program-specific equipment upgrades.

These projections are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors”.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Net Sales. Net sales increased to $831.6 million in the fiscal year ended September 30, 2011, from $791.3 million in the fiscal year ended September 30, 2010. The increase of $40.3 million, or 5.1%, was primarily due to increased net sales into our smartphone and tablet sectors, partially offset by decreased net sales into our consumer electronics sector, as further quantified below.

Net sales into our smartphones sector increased to $686.0 million in the fiscal year ended September 30, 2011, from $541.3 million in the fiscal year ended September 30, 2010. The increase of $144.7 million, or 26.7%, was due to higher sales volumes to two of our major customers in this sector. For the fiscal years ended September 30, 2011 and 2010, our smartphones sector accounted for approximately 83% and 68% of total sales, respectively.

Net sales into our tablets sector increased to $110.4 million for the fiscal year ended September 30, 2011, from $7.9 million for the fiscal year ended September 30, 2010. The increase of $102.5 million was primarily due to higher content on average of 350% coupled with higher volume of 540% as a result of increased demand for products from one of our key customers in this sector. Sales into our tablets sector began to ramp in the second fiscal quarter of 2010 and continued to grow through fiscal 2011. For the fiscal years ended September 30, 2011 and 2010, our tablets sector accounted for approximately 13% and 1% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $8.5 million in the fiscal year ended September 30, 2011, from $191.9 million in the fiscal year ended September 30, 2010. The decrease was primarily due to one of our customer’s programs, which incorporates our flex assembly, reaching the end of its life cycle. Shipments into our consumer electronics sector accounted for approximately 1% and 24% of total net sales for the fiscal years ended September 30, 2011 and 2010, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 87.4% for the fiscal year ended September 30, 2011, from 85.7% for the fiscal year ended September 30, 2010. The increase in cost of sales as a percentage of net sales of 1.7% was primarily attributable to the appreciation of the Chinese Yuan accounting for approximately 110 basis points, wage rate and benefits increases in China accounting for approximately 200 basis points, increased depreciation expenses accounting for approximately 30 basis points, and decreased other costs accounting for approximately 170 basis points. Gross profit decreased to $104.7 million in the fiscal year ended September 30, 2011, from $113.0 million in the fiscal year ended September 30, 2010, or 7.3%. As a percentage of net sales, gross profit decreased to 12.6% for the fiscal year ended September 30, 2011 from 14.3% in the fiscal year ended September 30, 2010.

Research and Development. Research and development expense decreased to $10.5 million in the fiscal year ended September 30, 2011, from $14.5 million in the fiscal year ended September 30, 2010, a decrease of 27.6%. The decrease was primarily due to our decision to realign our global research and development activities in California and the United Kingdom and move certain research and development to China, where labor costs are lower.

Sales and Marketing. Sales and marketing expense increased by $1.1 million to $25.2 million in the fiscal year ended September 30, 2011, from $24.1 million in the fiscal year ended September 30, 2010, an increase of 4.6%. The increase was primarily attributable to increased sales commissions due to higher sales volume. As a percentage of net sales, sales and marketing expense remained flat in the fiscal year ended September 30, 2011 when compared to the fiscal year ended September 30, 2010.

General and Administrative. General and administrative expense decreased by $2.8 million to $18.8 million in the fiscal year ended September 30, 2011, from $21.6 million in the fiscal year ended September 30, 2010, a decrease of 13.0%. The decrease was attributable to a $1.5 million reduction in stock-based compensation expense primarily related to the reversal of expenses for performance-based awards that were deemed not probable to vest, a reduction of $0.2 million in wages and benefits as part of our fiscal 2010 restructurings, a decrease of $0.6 million of audit, tax and legal fees, a reduction of $0.3 million in insurance costs and a net decrease of $0.2 million in other general and administrative expenses. As a percentage of net sales, general and administrative expense decreased to 2.3% for the fiscal year ended September 30, 2011, from 2.7% in the fiscal year ended September 30, 2010, attributable to the favorable leveraging impact on our operating expenses from the increased net sales and the decreases described above.

Impairment and Restructuring. During the fiscal year ended September 30, 2011, we recorded net restructuring charges of $4.2 million as part of additional efforts to consolidate our global operations and to improve our cost structure. Impairment and restructuring expenses in the fiscal year ended September 30, 2011 were attributable primarily to asset impairments related to certain of our properties in Arizona and California due to market decline in commercial real estate values in the fiscal year ended September 30, 2011 of approximately $3.2 million, coupled with a reduction in force at our corporate headquarters which resulted in termination benefits and other charges of approximately $1.0 million.

Interest Income (Expense), Net. Interest income (expense), net increased to a net income of $0.4 million in the fiscal year ended September 30, 2011 from a net expense of $0.2 million in the fiscal year ended September 30, 2010 primarily as a result of increased interest rates on our cash held by foreign institutions.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.6 million in the fiscal year ended September 30, 2011, from income of $0.5 million in the fiscal year ended September 30, 2010.

Income Taxes. The effective tax rate for the fiscal year ended September 30, 2011 was 19.5% and was 28.6% for the fiscal year ended September 30, 2010. The decrease was primarily a result of the reorganization of international operations to further strengthen our Asian operations. The higher effective tax rate in the prior fiscal year was primarily due to the establishment of valuation allowances on net operating losses related to our Malaysia and United Kingdom operations as a result of plans to restructure the entities.

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

We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $217,255, $184,994 and $141,830 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Fiscal Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$68,283	$60,365	$66,872
Net cash used in investing activities	$(74,606)	$(63,394)	$(59,134)
Net cash used in financing activities	$(9,630)	$(1,876)	$(48,526)
Cash and cash equivalents at year end	$82,322	$97,890	$99,875
Days sales outstanding	69.4	64.9	63.4
Days inventory outstanding	51.8	40.6	33.8
Days payable outstanding	88.6	79.2	74.2
Net working capital days	32.6	26.3	23.0

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2012 were as follows:

•

Our net accounts receivable increased to $165.4 million as of September 30, 2012 from $150.5 million as of September 30, 2011, or 9.9%, primarily due to increase sales in our fourth fiscal quarter of 2012 versus the same period in the prior year. Due to the timing of new program ramps, a substantial portion of our fourth fiscal quarter revenues were recognized late in the quarter, which resulted in a large accounts receivable balance not due until the first fiscal quarter of 2013. Our net inventory balance increased to $124.8 million as of September 30, 2012 versus $87.2 million as of September 30, 2011. The increase was primarily the result of customer requests to stock finished goods inventory at our hub locations that are close in proximity to Electronic Manufacturing Services (“EMS”) facilities where the end product handset or tablet is assembled in preparation for our increased volume during our first fiscal quarter of 2013. Our accounts payable balance increased to $199.7 million as of September 30, 2012 from $162.8 million as of September 30, 2011, an increase of 22.7%. The increase in accounts payable was primarily the result of the timing of inventory purchases and more favorable vendor payment terms. Purchases increased towards the end of our fourth fiscal quarter of 2012 to support increased production volumes and the corresponding payables are not due until the latter half of the first quarter of fiscal 2013.

•

Depreciation and amortization expense was $53.1 million for the fiscal year ended September 30, 2012, versus $45.5 million for the comparable period of the prior year, an increase of $7.6 million. This was primarily due to an increased fixed asset base in manufacturing operations in China.

Our principal investing and financing activities in our fiscal year ended September 30, 2012 were as follows:

•

Net cash used in investing activities was $74.6 million for the fiscal year ended September 30, 2012. Capital expenditures included cash purchases of $86.1 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. Proceeds from sales of equipment and assets held for sale of $11.4 million was primarily due to cash proceeds of $7.5 million and $1.9 million from the sale of our corporate headquarters previously located in Anaheim, California and our former Aurora Optical facility in Arizona, respectively.

•

Net cash used in financing activities was $9.6 million for the fiscal year ended September 30, 2012 and consisted primarily of repurchases of common stock of $8.8 million and $1.1 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2012 and September 30, 2011.

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2011 were as follows:

•

Our net accounts receivable increased to $150.5 million as of September 30, 2011 from $149.5 million as of September 30, 2010, or 0.7%. The increase in accounts receivable was primarily due to increased sales as the result of changes in payment terms with certain customers. Our net inventory balance increased to $87.2 million as of September 30, 2011 versus $76.9 million as of September 30, 2010, primarily as the result of customer requests to stock finished goods inventory at our hub locations that are close in proximity to EMS facilities where the end product handset or tablet is assembled. Our accounts payable balance increased to $162.8 million as of September 30, 2011 from $156.9 million as of September 30, 2010, an increase of 3.8%. The increase in accounts payable was primarily the result of more favorable vendor payment terms.

•

Depreciation expense was $44.6 million for the fiscal year ended September 30, 2011, versus $42.2 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations in China and partially offset by dispositions of equipment associated with our restructuring activities in the United Kingdom, Malaysia and Anaheim. Amortization expense was $0.9 million for fiscal 2011, versus $2.3 million for the comparable period of the prior year mainly due to the decision to fully impair our intangibles assets as of September 30, 2010.

Our principal investing and financing activities in our fiscal year ended September 30, 2011 were as follows:

•

Net cash used in investing activities was $63.4 million for the fiscal year ended September 30, 2011. Capital expenditures included cash purchases of $79.8 million of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China. In addition, United States treasury bills amounting to $15.0 million were redeemed during the first fiscal quarter of 2011. As of September 30, 2011, we had outstanding purchase commitments, which exclude amounts already recorded on the Consolidated Balance Sheets, totaling $8.1 million primarily related to capital projects at our various facilities.

•

Net cash used in financing activities was approximately $1.9 million for the fiscal year ended September 30, 2011 and consisted of repurchases of common stock of $1.9 million and $1.3 million of tax withholdings for net share settlement of equity awards to employees, partially offset by $1.3 million of proceeds from exercise of stock options and income tax benefit related to stock option exercises. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2011 and September 30, 2010.

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2010 were as follows:

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

•

Depreciation and amortization expense was $44.5 million for fiscal 2010 from $40.8 million in the prior fiscal year due to the increased fixed asset base, mainly at our manufacturing facilities in China.

Our principal investing and financing activities in our fiscal year ended September 30, 2010 were as follows:

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

•

Net cash used in financing activities was $48.5 million for fiscal 2010 and consisted of repurchases of common stock of $39.1 million, $1.3 million of tax withholdings for net share settlement of equity awards to employees and repayments on our long-term debt of $11.1 million, partially offset by cash generated of $1.1 million of income tax benefit related to the exercise of stock options and $1.9 million of proceeds from the exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2010 and 2009.

Capital Commitments

As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s (“SEC”) Regulation S-K. The following summarizes our contractual obligations, excluding accrued taxes related to uncertain tax positions and amounts already recorded on the Consolidated Balance Sheets, at September 30, 2012, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,423	$2,095	$1,320	$8	$—
Purchase obligations	9,092	9,092	—	—	—

Total contractual obligations	$12,515	$11,187	$1,320	$8	$—

As of September 30, 2012, we had purchase obligations of $9.1 million, which exclude amounts already recorded on the Consolidated Balance Sheets, which were primarily related to expansion activities at our various facilities and commitments for material purchases.

As of September 30, 2012, we recorded $16.7 million in long-term liabilities for accrued taxes related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

Recent Accounting Pronouncements

In July 2012, the FASB issued revised authoritative guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for interim and annual periods beginning after September 15, 2012 (which is October 1, 2012 for MFLEX). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued revised authoritative guidance that deferred the effective date for amendments to the presentation of reclassification adjustments out of other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amendments are effective for interim and annual periods beginning after December 2011 (which was January 1, 2012 for MFLEX). The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued revised authoritative guidance that requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and requires improved information about financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar arrangement. The amendments are effective for annual periods beginning on or after January 1, 2013 (which is October 1, 2013 for MFLEX) and retrospective disclosure is required for all comparative periods presented. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB issued revised authoritative guidance that resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 (which was January 1, 2012 for MFLEX) and were to be applied prospectively. Early application by public entities was not permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2012, no amounts were outstanding under our loan agreements with Bank of China Co., Ltd., JPMorgan Chase Bank, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $792.4 million, or 97%, of total shipments to these foreign manufacturers during fiscal 2012 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.32 RMB per U.S. dollar for fiscal 2012. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At September 30, 2012, we had no outstanding forward contracts.

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

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

November 16, 2012

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2012	2011
ASSETS
Cash and cash equivalents	$82,322	$97,890
Accounts receivable, net of allowances of $2,254 and $2,402 at September 30, 2012 and 2011, respectively	165,408	150,507
Inventories	124,770	87,166
Deferred taxes	6,100	6,097
Income taxes receivable	2,586	5,083
Other current assets	10,531	6,656

Total current assets	391,717	353,399
Property, plant and equipment, net	274,886	244,026
Land use rights	7,030	6,831
Deferred taxes	8,622	6,341
Goodwill	7,537	7,537
Other assets	6,618	7,611

Total assets	$696,410	$625,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$199,737	$162,790
Accrued liabilities	33,718	27,936
Income taxes payable	2,393	3,608

Total current liabilities	235,848	194,334
Other liabilities	18,573	15,328

Total liabilities	254,421	209,662
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2012 and 2011, respectively; 0 and 0 shares issued and outstanding at September 30, 2012 and 2011, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2012 and 2011, respectively; 23,762,721 and 24,049,780 shares issued and outstanding at September 30, 2012 and 2011, respectively	2	2
Additional paid-in capital	82,847	87,577
Retained earnings	318,187	288,702
Accumulated other comprehensive income	40,953	39,802

Total stockholders’ equity	441,989	416,083

Total liabilities and stockholders’ equity	$696,410	$625,745

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share and Share Data)

	Fiscal Years Ended September 30,
	2012	2011	2010
Net sales	$818,932	$831,561	$791,339
Cost of sales	736,241	726,850	678,294

Gross profit	82,691	104,711	113,045
Operating expenses:
Research and development	7,615	10,485	14,455
Sales and marketing	24,457	25,189	24,086
General and administrative	19,839	18,788	21,625
Impairment and restructuring	(2,468)	4,186	11,376

Total operating expenses	49,443	58,648	71,542

Operating income	33,248	46,063	41,503
Other income (expense), net:
Interest income	1,352	875	535
Interest expense	(555)	(472)	(782)
Other income (expense), net	1,656	564	472

Income before income taxes	35,701	47,030	41,728
Provision for income taxes	(6,216)	(9,157)	(11,953)

Net income	29,485	37,873	29,775
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,151	14,251	4,359

Total comprehensive income	$30,636	$52,124	$34,134

Net income per share:
Basic	$1.24	$1.58	$1.18

Diluted	$1.22	$1.56	$1.16

Shares used in computing net income per share:
Basic	23,782,540	24,027,179	25,203,445
Diluted	24,077,479	24,335,819	25,607,249

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2009	25,175,976	$2	$116,740	$—	$221,054	$21,192	$358,988

Exercise of stock options	447,102	—	1,910	—	—	—	1,910
Stock-based compensation expense	—	—	5,792	—	—	—	5,792
Stock-based compensation income tax benefits	—	—	1,069	—	—	—	1,069
Net income	—	—	—	—	29,775	—	29,775
Translation adjustment	—	—	—	—	—	4,359	4,359
Tax withholdings for net share settlement of equity awards	(61,736)	—	(1,302)	—	—	—	(1,302)
Repurchase of common stock	(1,644,677)	—	—	(39,059)	—	—	(39,059)
Retirement of treasury shares	—	—	(39,059)	39,059	—	—	—

Balance at September 30, 2010	23,916,665	$2	$85,150	$—	$250,829	$25,551	$361,532

Exercise of stock options	279,982	—	1,250	—	—	—	1,250
Stock-based compensation expense	—	—	4,303	—	—	—	4,303
Stock-based compensation income tax benefits	—	—	133	—	—	—	133
Net income	—	—	—	—	37,873	—	37,873
Translation adjustment	—	—	—	—	—	14,251	14,251
Tax withholdings for net share settlement of equity awards	(54,044)	—	(1,328)	—	—	—	(1,328)
Repurchase of common stock	(92,823)	—	—	(1,931)	—	—	(1,931)
Retirement of treasury shares	—	—	(1,931)	1,931	—	—	—

Balance at September 30, 2011	24,049,780	$2	$87,577	$—	$288,702	$39,802	$416,083

Exercise of stock options	211,742	—	168	—	—	—	168
Stock-based compensation expense	—	—	4,900	—	—	—	4,900
Stock-based compensation income tax benefits	—	—	177	—	—	—	177
Net income	—	—	—	—	29,485	—	29,485
Translation adjustment	—	—	—	—	—	1,151	1,151
Tax withholdings for net share settlement of equity awards	(60,401)	—	(1,131)	—	—	—	(1,131)
Repurchase of common stock	(438,400)	—	—	(8,844)	—	—	(8,844)
Retirement of treasury shares	—	—	(8,844)	8,844	—	—	—

Balance at September 30, 2012	23,762,721	$2	$82,847	$—	$318,187	$40,953	$441,989

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities
Net income	$29,485	$37,873	$29,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,082	45,530	44,457
Provision for doubtful accounts and returns	2,787	9,925	7,781
Deferred taxes	(2,290)	(3,128)	(1,644)
Stock-based compensation expense	4,900	4,303	5,792
Tax benefit on option exercises	(177)	(133)	(1,069)
Restructuring asset (recoveries) impairments	(2,468)	3,384	7,912
(Gain) loss on disposal of equipment	(516)	427	(292)
Changes in operating assets and liabilities:
Accounts receivable	(17,624)	(10,323)	(28,023)
Inventories	(37,462)	(1,560)	(23,693)
Other current assets	(4,527)	(3,157)	(789)
Other assets	(585)	(5,215)	1,267
Accounts payable	31,349	(21,267)	8,284
Accrued liabilities	8,046	1,294	10,308
Income taxes payable	1,236	(1,860)	4,533
Other liabilities	3,047	4,272	2,273

Net cash provided by operating activities	68,283	60,365	66,872
Cash flows from investing activities
Sales of investments	—	14,991	18,457
Purchases of investments	—	—	(19,989)
Purchases of property and equipment	(86,077)	(79,772)	(59,923)
Proceeds from sale of property and equipment	11,471	1,387	2,321

Net cash used in investing activities	(74,606)	(63,394)	(59,134)
Cash flows from financing activities
Income tax benefit related to stock option exercises	177	133	1,069
Tax withholdings for net share settlement of equity awards	(1,131)	(1,328)	(1,302)
Repayments of long-term debt	—	—	(11,144)
Proceeds from exercise of stock options	168	1,250	1,910
Repurchase of common stock	(8,844)	(1,931)	(39,059)

Net cash used in financing activities	(9,630)	(1,876)	(48,526)
Effect of exchange rate changes on cash	385	2,920	942

Net decrease in cash	(15,568)	(1,985)	(39,846)
Cash and cash equivalents at beginning of fiscal year	97,890	99,875	139,721

Cash and cash equivalents at end of fiscal year	$82,322	$97,890	$99,875

Non-cash investing activities
Purchases of property and equipment	$34,350	$33,965	$19,955

Supplemental disclosure
Cash paid for interest	$528	$465	$784
Cash paid for income taxes	$6,274	$10,821	$6,653

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of September 30, 2012 and 2011, which provides WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd. (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”), formerly known as Pelikon Limited; and one located in Korea: MFLEX Korea, Ltd. (“MKR”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance and warranty. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2012 and no cash equivalents were recorded on the Company’s consolidated balance sheets as of September 30, 2011.

Fair Value Measurements

Per Financial Accounting Standards Board (“FASB”) authoritative guidance, the Company classifies and discloses the fair value of certain of its assets and liabilities in one of the following three categories:

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of the Company’s money market funds of $12,037 and $0 were measured using Level 1 fair value inputs and were recorded as cash and cash equivalents in the Consolidated Balance Sheet as of September 30, 2012 and 2011, respectively. The fair value of the Company’s derivative assets of $0 and $7 were measured using Level 2 fair value inputs, which consisted of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions, and were recorded as other current assets in the consolidated balance sheet as of September 30, 2012 and 2011, respectively. No derivative assets or liabilities were recorded on the Company’s Consolidated Balance Sheet as of September 30, 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation or the equivalent government body in other countries, and accounts receivable. Credit risk exists because the Company’s flexible printed circuit boards and related component assemblies were sold to a limited number of customers during the reporting periods herein (Note 8). The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

Accounts Receivable

The Company records revenues in accordance with the terms of the sale, which is generally at shipment. Accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable and the allowance is determined based on historical write-off experience as well as specific identification of credit issues with invoices. The Company reviews the allowance for doubtful accounts monthly (or more often, if necessary), and past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are charged against the allowance if and when the Company determines it is probable that the receivable will not be collected. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. During the fiscal years ended September 30, 2012, 2011 and 2010, the Company recorded restructuring asset (recoveries) impairments of ($2,468), $3,384 and $3,566 for long-lived assets, respectively (Note 12).

Land Use Rights

Land use rights include long-term leaseholds of land for the Company’s facilities located in China. The Company paid an upfront fee for use of the land use rights and amortizes the expense through expiration.

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

During the fourth quarter of fiscal 2012 and 2011, the Company performed its annual goodwill impairment test and noted that the fair value of the reporting unit exceeded the carrying value of the underlying net assets. Therefore, as of September 30, 2012 and September 30, 2011, no impairments of goodwill were required.

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

Product Warranty Accrual

The Company typically warrants its products for up to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical warranty return rates. The warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the fiscal years ended September 30, 2012, 2011 and 2010, were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2012	$279	$(991)	$1,058	$346
Fiscal 2011	$463	$(1,137)	$953	$279
Fiscal 2010	$541	$(2,123)	$2,045	$463

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

Foreign currency transactions occur primarily when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of comprehensive income. For the fiscal years ended September 30, 2012, 2011 and 2010, foreign exchange transaction gains and losses were included in other income (expense), net and were net losses of $69, $160 and $1,077, respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments are designated to economically hedge the exposure of future cash flows denominated in non-U.S. dollar currency. Derivative financial instruments are measured at fair value and are recorded in the consolidated balance sheets as either assets or liabilities. Changes in the fair value of the derivative financial instruments are recorded each period in the consolidated statements of income or other comprehensive income, depending on whether the derivative instruments are designated as part of the hedge transaction, and if so, the type of hedge transaction.

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

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the consolidated statements of comprehensive income. Realized gains (losses) will be recognized at maturity as other income (expense), net in the consolidated statements of comprehensive income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2012, no derivative assets or liabilities were recorded on the Company’s Consolidated Balance Sheet. See Note 13 for further information on derivative financial instruments.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes compensation cost for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company generally determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the closing price of the Company’s common stock on the date of grant.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Years Ended September 30,
	2012	2011	2010
Basic weighted-average number of common shares outstanding	23,782,540	24,027,179	25,203,445
Dilutive effect of potential common shares	294,939	308,640	403,804

Diluted weighted-average number of common and potential common shares outstanding	24,077,479	24,335,819	25,607,249

Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	372,530	284,094	154,873

Recent Accounting Pronouncements

In July 2012, the FASB issued revised authoritative guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for interim and annual periods beginning after September 15, 2012 (which is October 1, 2012 for the Company). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued revised authoritative guidance that deferred the effective date for amendments to the presentation of reclassification adjustments out of other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amendments are effective for interim and annual periods beginning after December 2011 (which was January 1, 2012 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued revised authoritative guidance that requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and requires improved information about financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar arrangement. The amendments are effective for annual periods beginning on or after January 1, 2013 (which is October 1, 2013 for the Company) and retrospective disclosure is required for all comparative periods presented. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued revised authoritative guidance that requires all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments were effective for annual periods beginning after December 15, 2011 (which is October 1, 2012 for the Company) and are to be applied retrospectively. Early adoption is permitted. The guidance was adopted by the Company in fiscal 2012 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued revised authoritative guidance that resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments were effective for interim and annual periods beginning after December 15, 2011 (which was January 1, 2012 for the Company) and were to be applied prospectively. Early application by public entities was not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Related Party Transactions

Rent expense for the fiscal years ended September 30, 2012, 2011 and 2010 included related-party payments to various WBL subsidiaries of $133, $217 and $420, respectively. As of September 30, 2012, 2011 and 2010, the Company leased approximately seven thousand square feet of office space from WBL related parties.

During the second fiscal quarter of 2011, MFC entered into an agreement to purchase property located in Suzhou, China from Wearnes Global (Suzhou) Co., Ltd., a subsidiary of the Company’s majority stockholder

WBL. The property consists of land-use rights and building and had a total purchase price of 32,314 Chinese Renminbi (“RMB”) ($5,096 at September 30, 2012), of which 22,481 RMB ($3,545 at September 30, 2012) and 9,833 RMB ($1,551 at September 30, 2012) were subsequently allocated to the land-use rights and building, respectively. MFC previously leased such property from WBL.

3. Composition of Certain Balance Sheet Components

Inventories, net of related allowances, were comprised of the following:

	September 30,
	2012	2011
Raw materials and supplies	$34,265	$27,735
Work-in-progress	30,186	16,526
Finished goods	60,319	42,905

	$124,770	$87,166

Property, plant, and equipment, net, were comprised of the following:

	September 30,
	2012	2011
Land	$—	$2,942
Building	68,252	73,708
Machinery and equipment	379,046	300,539
Computers and capitalized software	10,194	11,184
Leasehold improvements	13,686	15,270
Construction-in-progress	11,639	27,795

	$482,817	$431,438
Accumulated depreciation and amortization	(207,931)	(187,412)

	$274,886	$244,026

Depreciation expense for the fiscal years ended September 30, 2012, 2011 and 2010, was $52,249, $44,641 and $42,196, respectively.

Accrued liabilities were comprised of the following:

	September 30,
	2012	2011
Wages and compensation	$19,839	$17,652
Other accrued expenses	13,879	10,284

	$33,718	$27,936

Other liabilities were comprised of the following:

	September 30,
	2012	2011
Liabilities on uncertain tax positions	$16,691	$15,313
Other	1,882	15

	$18,573	$15,328

4. Goodwill and Intangible Assets

Goodwill

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. As of September 30, 2012 and 2011, the carrying amount of goodwill was $7,537.

Intangible Assets

As part of the acquisition of Pelikon Limited (now part of MFE) in fiscal 2009, the Company recorded intangible assets of $6,800 related to purchased technology. The Company historically assessed the valuation of its intangible assets whenever events or changes in circumstances indicated that the carrying value may not have been recoverable. In the fourth quarter of fiscal 2010, the Company conducted a review of its MFE operations due to declines in sales forecasts, technical issues encountered in commercializing the technology and the overall success of the technology being slower to achieve than originally expected. As a result, the Company determined to allocate financial resources to other products/technologies and limit future investment in MFE. Accordingly, an impairment test was performed to determine whether the undiscounted future cash flows that would be provided by the intangible assets were greater than the carrying value. As a result of the impairment test, the Company recorded a non-cash charge of $4,345 to fully impair its intangible assets during fiscal 2010.

Amortization of intangible assets was $0, $0 and $1,360 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012, the Company did not record any intangible assets on its consolidated balance sheet.

5. Income Taxes

United States and foreign income (loss) before taxes were as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
United States	$2,184	$(2,551)	$(979)
Foreign	33,517	49,581	42,707

	$35,701	$47,030	$41,728

The provision for (benefit from) income taxes consisted of the following components:

	Fiscal Years Ended September 30,
	2012	2011	2010
Current:
Federal	$1,407	$2,487	$1,384
State	391	509	77
Foreign	6,717	9,633	12,227

	$8,515	$12,629	$13,688

Deferred:
Federal	$400	$(766)	$1,087
State	(59)	(383)	(194)
Foreign	(2,640)	(2,323)	(2,628)

	(2,299)	(3,472)	(1,735)

	$6,216	$9,157	$11,953

Deferred tax assets and (liabilities) comprised the following:

	September 30,
	2012	2011
Deferred tax assets:
Net operating loss	$12,637	$11,615
Inventory	1,148	1,577
Depreciation	4,461	2,368
Stock-based compensation	1,938	1,961
Asset impairment	76	2,191
Accrued expenses	5,451	4,703
Allowance for doubtful accounts	131	268
Warranty reserve	65	59
Capital loss carryforward	333	331
Investments	177	176
State taxes	—	21
Other	639	199

Subtotal deferred tax assets	27,056	25,469
Valuation allowance	(12,334)	(12,527)

Total deferred tax assets	14,722	12,942

Deferred tax liabilities:
Amortization	—	(519)

Total deferred tax liabilities	—	(519)

Net deferred tax assets	$14,722	$12,423

The Company established a valuation allowance of approximately $12,334 and $12,527 as of September 30, 2012 and 2011, respectively. The valuation allowance is comprised of net operating loss carryforwards, capital loss carryforwards and deferred income tax benefits attributable to the Company’s investments. The valuation allowance decreased by $193 due to an increase of $65 in MFE’s current year net operating loss, a decrease of $260 in stock-based compensation and an increase of $2 in return to provision adjustments. There is uncertainty regarding the future realization of these deferred tax assets and management has determined that more likely than not it will not receive future tax benefits from these assets.

As of September 30, 2012 and 2011, the Company had net operating loss carryforward for federal tax purposes of $2,083 and $0, respectively. The Company had net operating loss carryforwards for state tax purposes of $7,693 and $5,371, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $47,580 and $43,683, respectively. The net operating loss carryforwards will begin to expire in 2033 for federal tax purposes. The net operating loss carryforwards will begin to expire in 2016 for state and may be carried forward indefinitely for foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $620, which will begin to expire in 2021.

The provision for (benefit from) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	0.3	(0.3)	0.1
Foreign rate variance	(23.0)	(22.8)	(20.6)
Nondeductible expenses	0.8	0.8	0.1
Return to provision adjustments	0.2	1.0	—
Tax contingency reserve	3.6	6.7	6.7
Valuation allowance	0.2	0.6	8.2
Other	0.3	(1.5)	(0.9)

	17.4%	19.5%	28.6%

The Company currently enjoys tax incentives for certain of its Asia operations. Certain Asia operations are subject to taxes at a rate lower than the statutory rates. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or change in law.

Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal years ended September 30, 2012, 2011 and 2010 would have been decreased to the pro forma amounts as illustrated below:

	Fiscal Years Ended September 30,
	2012	2011	2010
Net income, as reported	$29,485	$37,873	$29,775
Additional tax in China and Singapore	(780)	(1,349)	(1,951)

Pro forma net income	$28,705	$36,524	$27,824
Net income per share:
Basic, as reported	$1.24	$1.58	$1.18
Basic, pro forma	$1.21	$1.52	$1.10
Diluted, as reported	$1.22	$1.56	$1.16
Diluted, pro forma	$1.19	$1.50	$1.09

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $217,255, $184,994 and $141,830 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2012	Fiscal 2011
Unrecognized tax benefits at beginning of the year	$14,354	$11,372
Increases for positions taken in current period	947	2,984
Increases for positions taken in prior period	122	—
Decreases for lapse in applicable statute of limitations	—	(2)

Unrecognized tax benefits at end of the year	$15,423	$14,354

As of September 30, 2012, the liability for income taxes associated with uncertain tax positions increased to $15,423 from $14,354 as September 30, 2011. As of September 30, 2012 and September 30, 2011, these liabilities can be reduced by $4,907 and $4,817, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,516 at September 30, 2012 and $9,537 at September 30, 2011, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $533 and $397 of interest for the fiscal years ended September 30, 2012 and 2011, respectively. In total, the Company has recognized a liability of $1,268 for interest as of September 30, 2012.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. (both federal and in various states), local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2006. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2004. The Chinese tax authority is currently auditing MFC1 and MFC2’s income tax returns for tax years 2005 through 2007.

The Internal Revenue Service (“IRS”) is currently examining the Company’s income tax returns for fiscal years 2007 through 2010. On August 1, 2012, the Company received a Revenue Agent Report (the “Report”) from the IRS relating to its examination of the Company’s income tax returns for fiscal years 2007 and 2008. In the Report, the IRS has proposed adjustments primarily related to the Company’s valuation of intellectual property and intercompany cost sharing arrangement. The proposed adjustments would result in approximately $120 million of additional taxable income for those two years. Management believes there are numerous errors in the Report, does not agree with the proposed adjustments and has contested the proposed adjustments with the IRS Appeals Office. After reviewing the Report, management continues to believe that an adequate provision has been made for all of the Company’s uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant proposed adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably.

6. Lines of Credit

In March 2012, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000 (69,751 RMB at September 30, 2012). MFLEX Chengdu and BC have also entered into a Facility Offer Letter (the “Facility Offer Letter”) which sets forth basic pricing and favorable pricing negotiated by BC and MFLEX Chengdu. The loan interest rate for U.S. dollar borrowings under the MCH Credit Line shall not be lower than the one-year LIBOR rate plus 550 basis points. The basis points shall be negotiated by the parties based on the lending cost in the Chinese market for U.S. dollars on the day the loan is made. The MCH Credit Line matured in October 2012.

In January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders (the “Lenders”), and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch (“JPM”), as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. The obligations of MFLEX Singapore under the Facility Agreement are (i) secured by MFLEX Singapore’s physical assets, book debt, and bank accounts; (ii) secured by the stock in MFLEX Singapore held by its parent company, MFCI; and (iii) guaranteed by the Company pursuant to a Parent Guaranty. Borrowings under the Facility Agreement will bear interest at a rate per annum equal to the sum of (a) the applicable margin, which initially is equal to 1.50 percent per annum, subject to adjustment in accordance with the Facility Agreement and (b) the bank’s cost of funds, which approximates SIBOR. All outstanding principal, and accrued and unpaid interest, under the Facility Agreement will be due and payable in January, 2015, the termination date of the Facility Agreement.

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($31,541 at September 30, 2012). The line of credit will mature in July 2013 and interest on the credit line agreement for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points. The basis points will be determined according to the U.S. dollar lending cost in the Chinese domestic market. For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,656 each at September 30, 2012). The lines of credit will mature in March 2013. Interest on the credit line agreements for U.S. dollar lending will be calculated as LIBOR plus a mutually determined number of basis points, and may be adjusted once per quarter for changes in LIBOR. The basis points will be determined according to the U.S. dollar lending cost in the China interbank borrowing market. For RMB lending, the interest rate is 90% of the basic rate issued by the PBOC on the loan start date, and the basic rate may be adjusted once per year if the PBOC adjusts the basic rate.

In February 2009, the Company and MFLEX Singapore entered into a Loan and Security Agreement with Bank of America, N.A. (“BOA”), as a lender and agent, for a senior revolving credit facility in an amount up to $30,000, which may be increased to $60,000 at the Company’s discretion upon satisfaction of certain additional requirements. The line of credit was terminated by the Company in January 2012.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Line of credit (BC)	$11,000	$—	$—	$—
Line of credit (JPM)	50,000	—	—	—
Line of credit (ABC)	31,541	31,472	—	—
Line of credit (CCB)	47,312	47,208	—	—
Line of credit (BOA)	—	22,285	—	—

	$139,853	$100,965	$—	$—

As of September 30, 2012, the Company was in compliance with all covenants under its lines of credit.

7. Segment Information

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. Between fiscal years 2010 and 2012, the Company operated in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic segments are presented on a basis consistent with the consolidated financial statements. Segment net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic segment is as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
Net sales
United States	$23,349	$24,417	$61,489
China	806,504	780,814	685,121
Singapore	790,867	794,048	752,951
Other	377	374	724
Eliminations	(802,165)	(768,092)	(708,946)

Total	$818,932	$831,561	$791,339

	Fiscal Years Ended September 30,
	2012	2011	2010
Operating income (loss)
United States	$(6,421)	$(13,849)	$(14,490)
China	13,965	21,941	25,639
Singapore	31,514	42,547	47,894
Other	(2,428)	(3,613)	(17,971)
Eliminations	(3,382)	(963)	431

Total	$33,248	$46,063	$41,503

Depreciation and amortization
United States	$2,405	$3,626	$4,295
China	50,393	41,596	37,648
Singapore	94	97	58
Other	190	211	2,456

Total	$53,082	$45,530	$44,457

	Fiscal Years Ended September 30,
	2012	2011
Long-lived assets (property, plant and equipment and land use rights)
United States	$3,677	$10,794
China	277,837	239,519
Singapore	229	248
Other	173	296

Total	$281,916	$250,857

	Fiscal Years Ended September 30,
	2012	2011
Total assets
United States	$149,484	$167,813
China	448,759	389,807
Singapore	351,905	293,146
Other	5,057	4,716
Eliminations	(258,795)	(229,737)

Total	$696,410	$625,745

8. Significant Concentrations

Customers

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, are presented below.

	Fiscal Years Ended September 30,
	2012	2011	2010
Net sales
OEM—A	4%	8%	8%
OEM—B	0%	0%	1%
OEM—C	74%	44%	43%
OEM—D	15%	43%	42%
OEM—E	0%	5%	4%

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company sub-contractors.

	Fiscal Years Ended September 30,
	2012	2011	2010
Net sales
Customer—2	5%	0%	10%
Customer—3	61%	23%	18%
Customer—4	1%	0%	24%
Customer—5	2%	13%	16%

	Fiscal Years Ended September 30,
	2012	2011	2010
Accounts Receivable
Customer—1	2%	11%	8%
Customer—2	2%	24%	24%
Customer—3	74%	39%	17%
Customer—5	1%	1%	16%

Geographic

Information regarding net sales by geographical area based on the location of the customer is summarized below:

	Fiscal Years Ended September 30,
	2012	2011	2010
United States	$26,125	$62,007	$86,050
Mexico	39,195	165,190	99,309
Canada	6,245	26,543	52,635
China	460,489	190,097	303,040
Hong Kong	238,412	289,615	159,930
Malaysia	7,580	3,938	1,575
Other Asia-Pacific	22,307	17,440	35,889
Europe	16,339	76,711	51,151
Other	2,240	20	1,760

	$818,932	$831,561	$791,339

Sales to customers in Other Asia-Pacific countries noted above included Singapore, Japan, Taiwan, Vietnam and Korea. Sales to customers in Europe included the Netherlands, Austria, Sweden, Hungary, Germany, and the United Kingdom.

Industry

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for the tablets sector separate from the consumer electronics sector. Amounts set forth below reflect this reclassification.

During the fiscal years ended September 30, 2012, 2011 and 2010, 69%, 83% and 68% of net sales, respectively, were derived from sales to companies that provide products or services into the smartphone industry, 27%, 13%, and 1% of net sales, respectively, were derived from sales were to companies that provide products or services into the tablet industry, and 2%, 1% and 24% of net sales, respectively, were derived from sales to companies that provide products into the consumer electronics industry. All of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

9. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and certain assets under non-cancelable operating leases which expire at various dates through 2017. Future minimum lease payments under non-cancelable operating leases at September 30, 2012 are as follows:

Fiscal Years Ending September 30,	Future Minimum Lease Payments
2013	2,095
2014	1,205
2015	115
2016	4
2017	4

Total	$3,423

Total rent expense was $2,297, $2,243 and $1,783 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company had outstanding purchase and other commitments, which exclude amounts already recorded on the Consolidated Balance Sheets. The outstanding purchase and other commitments were primarily related to capital projects at the Company’s various facilities and commitments for material purchases, which totaled $9,092 and $8,068 as of September 30, 2012 and 2011, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income for the fiscal years ended September 30, 2012, 2011 and 2010 were $17,741, $16,255 and $13,386, respectively.

Indemnification

In the normal course of business, the Company provides indemnification and guarantees of varying scope to customers and others. These indemnities include among other things, intellectual property indemnities to customers in connection with the sale of the Company’s products, warranty guarantees to customers related to products sold and indemnities to the Company’s directors and officers to the maximum extent permitted by Delaware law. The duration of these indemnities and guarantees varies, and, in certain cases, is indeterminate. Historically, costs related to these indemnification provisions have not been significant, and with the exception of the warranty accrual (see Note 1), no liabilities have been recorded for these indemnification provisions.

10. Stock-Based Compensation

In June 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which is administered by the Company’s board of directors (“Board”) or a committee thereof (the “Administrator”). The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the 2004 Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an incentive stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of the Company’s common stock on the date the stock option is granted. A total of 3,976,400 shares of common stock have been authorized for issuance and reserved under the 2004 Plan, as amended and restated to date.

The Company’s assessment of the estimated fair value of stock options and stock appreciation rights granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options and stock appreciation rights granted. Expected forfeitures are estimated based on the historical turnover of the Company’s employees. The fair value of restricted stock units granted is based on the closing price of the Company’s common stock on the date of grant.

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

(c)	the expected term of the stock option or SSAR, which is estimated based on the historical stock option and SSAR exercise behavior of the Company’s employees; and

(d)	the risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

Stock Options

Stock option activity for the fiscal year ended September 30, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Stock options outstanding at September 30, 2011	236,280	$10.69
Granted	—	—
Exercised	(16,788)	10.00
Forfeited	—	—
Expired	—	—

Stock options outstanding and exercisable at September 30, 2012	219,492	$10.74	$2,592	1.8

Stock options vested and expected to vest at September 30, 2012	219,492	$10.74	$2,592	1.8

Stock option details for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
Stock options granted	—	—	—
Compensation costs recognized	$—	$—	$—
Aggregate intrinsic value of stock options exercised	$255	$1,346	$3,302

No unearned compensation existed as of September 30, 2012 related to stock options.

Service and Performance-Based Restricted Stock Units

During the fiscal years ended September 30, 2012, 2011 and 2010, the Company granted service-based restricted stock units (“RSUs”) under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On November 14, 2011, the Administrator approved the grant of 110,046 performance-based RSUs (the “November 2011 Awards”). The November 2011 Awards vest upon the achievement of defined performance objectives pertaining to each grant, with vesting to occur on or about November 30, 2014. During the fourth fiscal quarter of 2012, the Company determined that, while the performance conditions of the November 2011 Awards are still potentially achievable, the level of probability of achievement was deemed to be less than the Probability Threshold and as a result, the Company reversed $410 of compensation costs related to these awards.

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

One-third of the November 2010 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three year period beginning fiscal 2011 through fiscal 2013 versus the TSR of the Russell 2000 Index for the same period. An award with both market and performance conditions is accounted for and measured differently than an award that has solely a performance or service condition. The effect of a market condition is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of an RSU to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. The estimated per share fair value of the portion of the November 2010 Awards containing both market and performance conditions was $16.47 utilizing the following weighted-average assumptions:

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

During the fourth fiscal quarter of 2012, the one-third of the November 2010 Awards which contained both market and performance conditions were still potentially achievable, however, the level of probability of achievement was deemed to be less than the Probability Threshold and as a result, the Company reversed $236 of compensation costs related to these awards.

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

RSU activity for the fiscal year ended September 30, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2011	542,942	$22.69
Granted	301,056	20.31
Vested	(183,779)	21.09
Forfeited	(54,546)	22.36

Non-vested shares outstanding at September 30, 2012	605,673	$22.02

RSU details for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
Service-based RSUs granted	191,010	218,727	153,991
Performance-based RSUs granted	110,046	94,879	117,826
Compensation costs recognized	$3,745	$3,262	$4,841
Weighted-average grant-date fair value of non-vested RSUs granted	$20.31	$22.33	$25.94
Weighted-average fair value of RSUs vested	$21.09	$19.46	$17.92

Unearned compensation as of September 30, 2012 was $4,069 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.1 years.

Stock Appreciation Rights

During the fiscal years ended September 30, 2012, 2011 and 2010, the Administrator approved the grant of stock appreciation rights (“SSARs”) to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs granted to employees generally vest either over a period of three years with one-third vesting on each of the anniversary dates of the grant date or may vest completely on the third anniversary date of the grant date and have a contractual life of 10 years. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Total compensation cost related to SSARs is recognized over the vesting period and is determined based on the whole number of shares issued multiplied by the grant date fair value.

The grant date fair values of the SSARs granted during each of the fiscal years ended September 30, 2012, 2011 and 2010 were estimated using the Black-Scholes valuation pricing model with the following assumptions:

	Fiscal Years Ended September 30,
	2012	2011	2010
Risk-free interest rate	0.40%	0.78%	2.18%
Expected dividends	—	—	—
Expected volatility	51.70%	66.81%	71.05%
Expected term (in years)	3.40	3.30	3.00
Grant date fair value	$7.25	$10.22	$12.44

SSARs activity for the fiscal year ended September 30, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2011	370,403	$21.44
Granted	141,107	19.65
Exercised	(11,175)	16.07
Forfeited	(19,442)	24.78
Expired	(1,312)	28.58

SSARs outstanding at September 30, 2012	479,581	$20.88	$1,294	7.8

SSARs exercisable at September 30, 2012	148,272	$17.40	$857	6.9

SSARs vested and expected to vest at September 30, 2012	471,444	$20.89	$1,275	7.8

SSARs details for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
SSARs granted	141,107	125,780	154,940
Compensation costs recognized	$1,155	$1,041	$951
Aggregate intrinsic value of SSARs exercised	$69	$—	$—

Unearned compensation as of September 30, 2012 was $1,144 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 1.2 years.

11. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program (the “Current Repurchase Program”) for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of September 30, 2012. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement, which expired on June 2, 2012 and provided for the repurchase of up to 500,000 of such shares. As of September 30, 2012, a total of 488,400 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. All of the repurchased shares were retired and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the fiscal years in which the respective shares were retired.

12. Impairment and Restructuring

California (Fiscal Years 2012, 2011 and 2010)

During the fourth fiscal quarter of 2011, the Company committed to a plan to relocate its corporate headquarters to a smaller location in Orange County, California (the “Relocation Plan”). Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $1,494 were recorded during fiscal 2011, including $1,011 of land and building and $483 of machinery and equipment. In fiscal 2012, as a result of the Relocation Plan, the Company completed the sale of certain of its machinery and equipment and incurred relocation costs and recorded net gains of $717 during the third fiscal quarter of 2012. During the second fiscal quarter of 2012, the Company completed the sale of its corporate headquarters in Anaheim, California which was previously classified as assets held for sale as of December 31, 2011. The completion of the sale resulted in a net gain of $1,067 which was recorded during the second fiscal quarter of 2012 as a reduction of impairment and restructuring in the consolidated statements of comprehensive income.

During the fourth fiscal quarter of 2011, the Company made the determination to reduce headcount at the Company headquarters. Based on the Company’s evaluation of the recoverability of impacted long-lived assets, pre-tax asset impairment charges of $204 were recorded during fiscal 2011, all of which were related to machinery and equipment. The fair value of the long-lived assets was determined based on quoted market prices for similar assets. In addition, pre-tax one-time termination benefits charges of $802 were recorded during fiscal 2011.

During the third fiscal quarter of 2011, the Company evaluated a Company-owned building in Anaheim, California under the “Long-Lived Assets to Be Disposed of by Sale” classification, and determined that the building should be classified as assets held for sale as of June 30, 2011. Based on the Company’s evaluation of the recoverability of the impacted long-lived assets, a pre-tax impairment charge of $92 was recorded in the third fiscal quarter of 2011. During the fourth quarter of fiscal 2011, the Company completed the sale of the facility, resulting in a net gain on sale of $133 which was recorded during fiscal 2011.

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

Arizona (Fiscal Years 2012 and 2011)

The Company evaluated its Tucson, Arizona facility, consisting of land and building (the “Tucson Facility”), under the “Long-Lived Assets to Be Disposed of by Sale” classification under the relevant FASB authoritative guidance. The Tucson Facility was closed during fiscal 2008 as part of the restructuring of Aurora Optical. Based on market declines in commercial real estate values in fiscal 2011, the Company recorded non-cash impairment charges of $1,727 during fiscal 2011. Based on an arms-length offer received during the second fiscal quarter of 2012, the Company recorded $1,231 as “Assets held for sale” related to such land and building. During the third fiscal quarter of 2012, the Company completed the sale of the Tucson Facility, which resulted in a net gain of $684 recorded during the third fiscal quarter of 2012 as a reduction of impairment and restructuring in the consolidated statements of comprehensive income.

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

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the fiscal year ended September 30, 2012:

One-Time Termination Benefits
Accrual balance as of September 30, 2011	$802
Restructuring charges	—
Utilization	(778)
Adjustments	(24)

Accrual balance as of September 30, 2012	$—

No further charges are expected to be incurred in connection with any of the aforementioned restructuring activities.

Non-recurring Basis Fair Value Measurements

For recognition purposes, on a non-recurring basis, the Company measured certain of its long-lived assets at fair value as a result of events occurring as part of impairment and restructuring activities. As of September 30, 2012, no assets or liabilities were measured at fair value on a non-recurring basis. The fair values as of September 30, 2011 were determined based on both “Level 2” and “Level 3” inputs. The fair value of the “Level 2” assets was determined based on a current market value comparison analysis with similar assets in the area. The fair value less costs to sell including broker commissions, legal and title transfer fees and closing costs were incorporated to determine the fair value as of September 30, 2011. The long-lived assets had carrying amounts of $10,459, which were written down to their fair value of $7,722, resulting in impairment charges of $2,737 (of which $606 were estimated costs to sell) included in earnings for the fiscal year ended September 30, 2011.

As of September 30, 2011, the Company measured certain of its long-lived assets at fair value based on “Level 3” inputs, which consisted of unobservable inputs using a market approach, whereby reflecting the price that would be received for these assets in their current condition and location, including installation and transportation costs. The long-lived assets had carrying amounts of $752, which were written down to their fair value of $65, resulting in impairment charges of $687 included in earnings for the fiscal year ended September 30, 2011.

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3
Long-lived assets:
Fixed Assets	$—	$6,490	$65
Other Assets	$—	$1,232	$—

	$—	$7,722	$65

13. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company transacts business in various foreign countries and is therefore exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to purchases, obligations, and monetary assets and liabilities that are denominated in currencies other than the Company’s reporting currency. The Company has established foreign currency risk management programs to attempt to protect against volatility in the value of non-U.S. dollar denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As a result, from time to time, the Company enters into foreign currency forward contracts to hedge its aforementioned currency exposures.

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. No outstanding foreign currency forward contracts existed as of September 30, 2012.

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the consolidated statements of comprehensive income. The Company recognized gains (losses) of $270, ($38) and $0 during fiscal years 2012, 2011 and 2010, respectively, related to derivative financial instruments.

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

	For the Quarters Ended (Unaudited) (in thousands, except per share data)
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Net sales	$201,587	$170,038	$207,963	$239,344	$191,499	$191,838	$207,070	$241,154
Cost of sales	189,797	154,382	181,880	210,182	172,330	168,525	179,315	206,680

Gross profit	11,790	15,656	26,083	29,162	19,169	23,313	27,755	34,474
Operating expenses:
Research and development	1,405	1,900	2,231	2,079	2,525	2,378	2,831	2,751
Sales and marketing	5,841	5,726	6,503	6,387	5,930	5,512	6,314	7,433
General and administrative	4,503	4,223	5,484	5,629	5,320	3,800	4,618	5,050
Impairment and restructuring	—	(732)	(1,171)	(565)	3,187	999	—	—

Total operating expenses	11,749	11,117	13,047	13,530	16,962	12,689	13,763	15,234

Operating income	41	4,539	13,036	15,632	2,207	10,624	13,992	19,240
Other income (expense), net:
Interest income	288	419	353	292	224	213	215	223
Interest expense	(114)	(206)	(81)	(154)	(124)	(123)	(109)	(116)
Other income (expense), net	(206)	58	1,333	471	222	261	246	(165)

Income before income taxes	9	4,810	14,641	16,241	2,529	10,975	14,344	19,182
Benefit from (provision for) income taxes	2	(984)	(2,537)	(2,697)	(152)	(2,157)	(2,767)	(4,081)

Net income	$11	$3,826	$12,104	$13,544	$2,377	$8,818	$11,577	$15,101

Net income per share:
Basic	$0.00	$0.16	$0.51	$0.57	$0.10	$0.37	$0.48	$0.63

Diluted	$0.00	$0.16	$0.50	$0.56	$0.10	$0.36	$0.48	$0.62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level.

Item 9B.	Other Information

On November 13, 2012, the compensation committee of our Board, comprised solely of independent, non-employee directors, approved a fiscal year 2013 bonus plan, pursuant to which our named executive officers (“NEOs”) can obtain a cash bonus (“Bonus”), at a target level equal to one hundred percent for Mr. Meshgin, sixty-five percent for Mr. Liguori, fifty-five percent for Mr. Lee and Ms. Besnard and sixty percent for Mr. Jin, of such executive’s annual base salary. In certain specified circumstances, the Bonuses may exceed these percentages. The bonus plan includes net revenue, net income and cash conversion cycle metrics which must be met in order for the NEOs to be awarded the Bonuses.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders expected to be held in March 2013, which we refer to as our 2013 Proxy Statement, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sam Yau (Chairperson), 64 years of age, Philippe Lemaitre, 63 years of age, Donald Schwanz, 68 years of age, and Kheng-Joo Khaw, 64 years of age. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Further, our board of directors has determined that Mr. Yau and Mr. Lemaitre qualify as “audit committee financial experts” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2013 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2013 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2013 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been so identified.

(b) Exhibits:

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(5)(3)	Form of Stock Appreciation Rights Agreement.

10.57(6)(3)	Form of Restricted Stock Unit Agreement.

10.60(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(8)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(8)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(9)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(9)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(9)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(9)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(10)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(11)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(11)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(11)(3)	Change in Control Plan.

10.79(11)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(12)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(12)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(13)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83(14)(3)	Executive Officer Tax Audit Reimbursement Plan

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

*	Filed herewith

**	Furnished, not filed

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.

(11)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012.

(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2012.

(13)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2012. Confidential treatment has been granted for certain portions of this agreement.

(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2012.

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date:	November 16, 2012	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	November 16, 2012

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2012

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 16, 2012

/S/ BENJAMIN C. DUSTER, IV Benjamin C. Duster, IV	Director	November 16, 2012

/S/ KHENG-JOO KHAW Kheng-Joo Khaw	Director	November 16, 2012

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 16, 2012

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 16, 2012

/S/ ROY CHEE KEONG TAN Roy Chee Keong Tan	Director	November 16, 2012

/S/ SAM YAU Sam Yau	Director	November 16, 2012

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010

(In Thousands)

Allowance for Doubtful Accounts and Returns	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2012	$2,402	$2,787	$(2,935)	$2,254
Fiscal 2011	$2,354	$9,926	$(9,878)	$2,402
Fiscal 2010	$2,152	$7,780	$(7,578)	$2,354

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2012	$12,527	$761	$(954)	$12,334
Fiscal 2011	$12,239	$1,382	$(1,094)	$12,527
Fiscal 2010	$8,791	$3,493	$(45)	$12,239

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(5)(3)	Form of Stock Appreciation Rights Agreement.

10.57(6)(3)	Form of Restricted Stock Unit Agreement.

10.60(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(8)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(8)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(9)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(9)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(9)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(9)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(10)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(11)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(11)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(11)(3)	Change in Control Plan.

10.79(11)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(12)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(12)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(13)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83(14)(3)	Executive Officer Tax Audit Reimbursement Plan

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (see signature page of this Annual Report).

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

*	Filed herewith

**	Furnished, not filed

(1)

Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.

(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.

(3)	Indicates management contract or compensatory plan.

(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).

(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.

(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.

(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.

(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.

(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.

(11)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012.

(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2012.

(13)

Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2012. Confidential treatment has been granted for certain portions of this agreement.

(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2012.