Form 10-Q
period 2012-12-31
MULTI FINELINE ELECTRONIX INC
filed 2013-02-07
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2013 was 23,779,841.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Cash and cash equivalents	$92,652	$82,322
Accounts receivable, net of allowances of $2,639 and $2,254 at December 31, 2012 and September 30, 2012, respectively	215,169	165,408
Inventories	106,056	124,770
Deferred taxes	6,100	6,100
Income taxes receivable	2,428	2,586
Other current assets	14,886	10,531

Total current assets	437,291	391,717
Property, plant and equipment, net	267,470	274,886
Land use rights	7,670	7,030
Deferred taxes	8,671	8,622
Goodwill	7,537	7,537
Other assets	5,990	6,618

Total assets	$734,629	$696,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$221,620	$199,737
Accrued liabilities	39,218	33,718
Income taxes payable	2,819	2,393

Total current liabilities	263,657	235,848
Other liabilities	19,056	18,573

Total liabilities	282,713	254,421
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2012 and September 30, 2012, respectively; 0 and 0 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2012 and September 30, 2012, respectively; 23,783,830 and 23,762,721 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	2	2
Additional paid-in capital	82,213	82,847
Retained earnings	326,535	318,187
Accumulated other comprehensive income	43,166	40,953

Total stockholders’ equity	451,916	441,989

Total liabilities and stockholders’ equity	$734,629	$696,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales	$289,650	$239,344
Cost of sales	264,947	210,182

Gross profit	24,703	29,162
Operating expenses:
Research and development	2,033	2,079
Sales and marketing	6,537	6,387
General and administrative	5,672	5,629
Impairment and restructuring	—	(565)

Total operating expenses	14,242	13,530

Operating income	10,461	15,632
Other income (expense), net:
Interest income	70	292
Interest expense	(111)	(154)
Other income (expense), net	(15)	471

Income before income taxes	10,405	16,241
Provision for income taxes	(2,057)	(2,697)

Net income	$8,348	$13,544

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,213	2,559

Total comprehensive income	$10,561	$16,103

Net income per share:
Basic	$0.35	$0.57

Diluted	$0.35	$0.56

Shares used in computing net income per share:
Basic	23,795,625	23,893,426
Diluted	24,027,518	24,151,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$8,348	$13,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,418	12,709
Provision for doubtful accounts and returns	1,932	1,799
Deferred taxes	(50)	(3)
Stock-based compensation expense	1,307	1,384
Income tax benefit related to stock option exercises	—	(17)
Restructuring asset recoveries	—	(565)
Loss on disposal of equipment	6	13
Changes in operating assets and liabilities:
Accounts receivable	(51,707)	(42,525)
Inventories	20,606	13,079
Other current assets	(4,473)	(179)
Other assets	22	742
Accounts payable	30,182	2,599
Accrued liabilities	6,674	(1,875)
Income taxes payable	553	3,257
Other liabilities	639	1,777

Net cash provided by operating activities	28,457	5,739
Cash flows from investing activities
Purchases of property and equipment	(15,913)	(20,346)
Proceeds from sale of equipment	—	699

Net cash used in investing activities	(15,913)	(19,647)
Cash flows from financing activities
Income tax benefit related to stock option exercises	—	17
Tax withholdings for net share settlement of equity awards	(737)	(800)
Proceeds from exercise of stock options	29	35
Repurchase of common stock	(1,232)	(7,860)

Net cash used in financing activities	(1,940)	(8,608)
Effect of exchange rate changes on cash	(274)	434

Net increase (decrease) in cash	10,330	(22,082)
Cash and cash equivalents at the beginning of the period	82,322	97,890

Cash and cash equivalents at the end of the period	$92,652	$75,808

Non-cash investing activities
Purchases of property and equipment	$6,056	$7,147

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of December 31, 2012 and September 30, 2012, which provided WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of the Company’s money market funds of $2,608 and $12,037 were measured using Level 1 fair value inputs and were recorded as cash and cash equivalents in the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012, respectively.

Inventories

Inventories, net of related allowances, were comprised of the following:

	December 31, 2012	September 30, 2012
Raw materials and supplies	$25,486	$34,265
Work-in-progress	18,653	30,186
Finished goods	61,917	60,319

	$106,056	$124,770

Property, Plant and Equipment

Property, plant and equipment, net, were comprised of the following:

	December 31, 2012	September 30, 2012
Building	$68,908	$68,252
Machinery and equipment	391,407	379,046
Computers and capitalized software	11,696	10,194
Leasehold improvements	13,887	13,686
Construction-in-progress	4,129	11,639

	$490,027	$482,817
Accumulated depreciation and amortization	(222,557)	(207,931)

	$267,470	$274,886

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended December 31, 2012 and 2011 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at December 31
Fiscal 2013	$346	$(401)	$370	$315
Fiscal 2012	$279	$(512)	$707	$474

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Basic weighted-average number of common shares outstanding	23,795,625	23,893,426
Dilutive effect of potential common shares	231,893	258,553

Diluted weighted-average number of common and potential common shares outstanding	24,027,518	24,151,979

Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	543,245	401,242

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase and other commitments were primarily related to capital projects at the Company’s various facilities and commitments for material purchases, which totaled $8,697 and $9,092 as of December 31, 2012 and September 30, 2012, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of December 31, 2012 and September 30, 2012 were $17,898 and $17,741, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2012	2011
OEM C	84%	66%
OEM D	7%	27%

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2012	2011
Smartphones	68%	82%
Tablets	24%	17%
Consumer electronics	7%	0%

3. Lines of Credit

In March 2012, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000. The MCH Credit Line matured in October 2012.

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

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese Renminbi (“RMB”) ($31,819 at December 31, 2012). The line of credit will mature in July 2013.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,864 each at December 31, 2012). The lines of credit will mature in March 2013.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Line of credit (BC)	$—	$11,000	$—	$—
Line of credit (JPM)	50,000	50,000	—	—
Line of credit (ABC)	31,819	31,541	—	—
Line of credit (CCB)	47,728	47,312	—	—

	$129,547	$139,853	$—	$—

As of December 31, 2012, the Company was in compliance with all covenants under the lines of credit.

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

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2012	2011
Net sales
United States	$2,882	$9,867
China	302,456	214,204
Singapore	285,101	229,422
Other	53	184
Eliminations	(300,842)	(214,333)

Total	$289,650	$239,344

Operating income (loss)
United States	$(2,595)	$(1,214)
China	10,965	3,730
Singapore	633	12,954
Other	(816)	(737)
Eliminations	2,274	899

Total	$10,461	$15,632

Depreciation and amortization
United States	$650	$728
China	13,702	11,908
Singapore	23	24
Other	43	49

Total	$14,418	$12,709

	December 31, 2012	September 30, 2012
Total assets
United States	$129,760	$149,484
China	441,814	448,759
Singapore	411,017	351,905
Other	5,131	5,057
Eliminations	(253,093)	(258,795)

Total	$734,629	$696,410

5. Stock-Based Compensation

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2012 and 2011, the Company granted service-based restricted stock units (“RSUs”) under the Company’s Stock Incentive Plan (the “2004 Plan”) to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On December 18, 2012, the Company granted 72,031 performance-based RSUs (the “December 2012 Awards”). The December 2012 Awards vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about November 15, 2015. The December 2012 Awards contain performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of December 31, 2012, the Company considers the vesting of the December 2012 Awards to be probable.

On November 14, 2011, the Company granted 110,046 performance-based RSUs (the “November 2011 Awards”). The November 2011 Awards vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about November 15, 2014. During the fourth fiscal quarter of 2012, the Company determined that, while the performance conditions of the November 2011 Awards are still potentially achievable, the level of probability of achievement was deemed to be less than the Probability Threshold and as a result, the Company reversed $410 of compensation costs related to these awards.

RSU activity for the three months ended December 31, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2012	605,673	$22.02
Granted	251,222	18.49
Vested	(128,544)	22.31
Forfeited	(92,305)	25.75

Non-vested shares outstanding at December 31, 2012	636,046	$20.03

RSU details for the three months ended December 31, 2012 and 2011 are summarized as follows:

	Three Months Ended December 31,
	2012	2011
Service-based RSUs granted	179,191	160,029
Performance-based RSUs granted	72,031	110,046
Compensation cost recognized	$1,009	$1,156
Weighted-average grant-date fair value of non-vested RSUs granted	$18.49	$19.65
Weighted-average fair value of RSUs vested	$22.31	$20.25
Aggregate intrinsic value of RSUs vested	$2,184	$2,608

Unearned compensation as of December 31, 2012 was $7,310 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.6 years.

Stock Appreciation Rights

From time to time, the Company grants stock appreciation rights to be settled in Company common stock (“SSARs”). These grants are made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

The grant date fair values of the SSARs granted during each of the three months ended December 31, 2012 and 2011 were estimated using the Black-Scholes valuation pricing model with the following assumptions:

	Three Months Ended December 31,
	2012	2011
Risk-free interest rate	0.33%	0.40%
Expected dividends	—	—
Expected volatility	40.66%	51.73%
Expected term (in years)	3.43	3.40
Grant date fair value	$5.32	$7.25

SSAR activity for the three months ended December 31, 2012 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2012	479,581	$20.88
Granted	216,092	17.90
Exercised	—	—
Forfeited	—	—
Expired	—	—

SSARs outstanding at December 31, 2012	695,673	$19.96	$1,230	8.3

SSARs exercisable at December 31, 2012	349,189	$21.08	$678	7.1

SSARs vested and expected to vest at December 31, 2012	676,081	$20.00	$1,192	8.2

SSARs details for the three months ended December 31, 2012 and 2011 are summarized as follows:

	Three Months Ended December 31,
	2012	2011
SSARs granted	216,092	141,107
Compensation cost recognized	$298	$228
Aggregate intrinsic value of SSARs exercised	$—	$—

Unearned compensation as of December 31, 2012 was $1,935 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 2.4 years.

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of December 31, 2012. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement, which expired on June 2, 2012 and provided for the repurchase of up to 500,000 of such shares. As of September 30, 2012, a total of 488,400 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. On December 3, 2012, the Company entered into a new 10b5-1 Repurchase Plan Agreement, providing for the repurchase of up to an additional 200,000 of such shares. The new 10b5-1 Repurchase Plan Agreement expired on December 31, 2012 and a total of 76,194 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement at a weighted-average purchase price of $18.95 per share, for a total value of $1,444. The repurchased shares are generally retired during the quarter they are repurchased and the excess of the repurchase price over par value is booked as an adjustment to additional paid-in capital in the periods in which the respective shares were retired.

7. Income Taxes

As of December 31, 2012, the liability for income taxes associated with uncertain tax positions increased to $15,550 from $15,423 as of September 30, 2012. As of December 31, 2012 and September 30, 2012, these liabilities can be reduced by $4,911 and $4,907, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,639 at December 31, 2012 and $10,516 at September 30, 2012, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next twelve months cannot be made.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the three months ended December 31, 2012, the Company realized tax savings for these operations. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or change in law.

The Internal Revenue Service (“IRS”) is currently examining the Company’s income tax returns for fiscal years 2007 through 2010. On August 1, 2012, the Company received a Revenue Agent Report (the “Report”) from the IRS relating to its examination of the Company’s income tax returns for fiscal years 2007 and 2008. In the Report, the IRS has proposed adjustments primarily related to the Company’s valuation of intellectual property and intercompany cost sharing arrangement. The proposed adjustments would result in approximately $120 million of additional taxable income for those two years. Management believes there are numerous errors in the Report, does not agree with the proposed adjustments and has contested the proposed adjustments with the IRS Appeals Office. After reviewing the Report, management continues to believe that an adequate provision has been made for all of the Company’s uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant adjustments resulting from the IRS proposal could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably.

8. Impairment and Restructuring

During the fourth fiscal quarter of 2011, the Company committed to a plan to relocate its corporate headquarters to a smaller location in Orange County, California (the “Relocation Plan”). As a result of the Relocation Plan, the Company completed the sale of certain of its machinery and equipment and incurred relocation costs. The Company recorded restructuring asset recoveries of $565 during the three months ended December 31, 2011. The recoveries related to the sale of certain of the Company’s machinery and equipment under the Relocation Plan were recorded as a reduction of impairment and restructuring in the condensed consolidated statements of comprehensive income.

No impairment or restructuring expenses or recoveries were recorded during the three months ended December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, net sales growth, net income, inventory levels, production build plans, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones, tablets and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to diversify our customer base, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the risks set forth below under “Part II, Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 32 to 35 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2012.

Comparison of the Three Months Ended December 31, 2012 and 2011

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	91.5	87.8

Gross profit	8.5	12.2
Operating expenses:
Research and development	0.7	0.9
Sales and marketing	2.2	2.7
General and administrative	2.0	2.3
Impairment and restructuring	—	(0.2)

Total operating expenses	4.9	5.7

Operating income	3.6	6.5
Other income (expense), net:
Interest income	0.0	0.1
Interest expense	(0.0)	(0.0)
Other income (expense), net	0.0	0.1

Income before income taxes	3.6	6.7
Provision for income taxes	(0.7)	(1.1)

Net income	2.9%	5.6%

Net Sales. Net sales increased to $289.7 million for the three months ended December 31, 2012, from $239.3 million for the three months ended December 31, 2011. The increase of $50.4 million, or 21.1%, was primarily due to increased sales into our tablets and consumer electronics sectors, as further quantified below.

Net sales into our smartphones sector increased to $196.6 million for the three months ended December 31, 2012, from $195.1 million for the three months ended December 31, 2011. The increase of $1.5 million, or 0.8%, was primarily due to increased sales volumes to one major customer in this sector of 37.8%, partially offset by decreased sales volumes to another major customer in this sector of 70.5%. For the three months ended December 31, 2012 and 2011, our smartphones sector accounted for approximately 68% and 82% of total net sales, respectively.

Net sales into our tablets sector increased to $70.7 million for the three months ended December 31, 2012, from $39.8 million for the three months ended December 31, 2011. The increase of $30.9 million in sales into the tablets sector was due primarily to higher unit sales volume of approximately 108%, partially offset by lower average sales prices of approximately 25% to one of our key customers in this sector. For the three months ended December 31, 2012, and 2011, the tablets sector accounted for approximately 24% and 17% of total net sales, respectively.

Net sales into our consumer electronics sector (which excludes net sales into our tablets sector) increased to $21.1 million for the three months ended December 31, 2012, versus less than $0.1 million for the three months ended December 31, 2011. The increase in sales into the consumer electronics sector was due to new program ramps for one of our key customers in this sector. Shipments into the consumer electronics sector accounted for approximately 7% and 0% of total net sales for the three months ended December 31, 2012 and 2011, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 91.5% for the three months ended December 31, 2012 versus 87.8% for the three months ended December 31, 2011. The increase in cost of sales as a percentage of net sales of 3.7% was primarily attributable to an increase of 220 basis points due to unfavorable product mix resulting from higher than expected sales of lower priced products during the quarter and an increase of 150 basis points from lower production volumes as factory build plans were substantially reduced in mid-December due to lower customer forecasts for our second fiscal quarter of 2013. Gross profit decreased to $24.7 million for the three months ended December 31, 2012, versus $29.2 million for the three months ended December 31, 2011, or 15.4%. As a percentage of net sales, gross profit decreased to 8.5% for the three months ended December 31, 2012 from 12.2% for the three months ended December 31, 2011.

Research and Development. Research and development expense decreased by $0.1 million to $2.0 million for the three months ended December 31, 2012, from $2.1 million for the three months ended December 31, 2011. As a percentage of net sales, research and development expense decreased to 0.7% versus 0.9% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense increased by $0.1 million to $6.5 million for the three months ended December 31, 2012, from $6.4 million in the comparable period of the prior year, an increase of 1.6%. As a percentage of net sales, sales and marketing expense decreased to 2.2% versus 2.7% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $0.1 million to $5.7 million for the three months ended December 31, 2012 from $5.6 million in the comparable period of the prior year, resulting in an increase of 1.8%. As a percentage of net sales, general and administrative expense decreased to 2.0% versus 2.3% in the comparable period of the prior year.

Impairment and Restructuring. Impairment and restructuring consisted of recoveries of $0.6 million for the three months ended December 31, 2011, which was the result of a gain on sale of certain of our previously impaired machinery and equipment in California.

Goodwill. Goodwill is tested for impairment annually during our fourth fiscal quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through December 31, 2012 that would require an expedited impairment analysis, our current projections include assumptions regarding our future financial performance, which could negatively change and, which, in turn, could adversely impact the fair value of our goodwill and other long-lived assets. As a result, the reporting unit containing the goodwill could exceed its carrying value in future impairment tests.

Other Income (Expense), Net. Other income (expense), net decreased to an expense of less than $0.1 million for the three months ended December 31, 2012, from other income, net of $0.5 million for the three months ended December 31, 2011. This decrease was primarily due to no net gains from forward contracts as a result of our not entering into forward contracts in the first fiscal quarter of 2013, as well as foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended December 31, 2012 and 2011 was 19.8% and 16.6%, respectively. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our second quarter of fiscal 2013, we expect net sales to range between $180 and $200 million.

Cost of Sales and Gross Profit. For our second quarter of fiscal 2013, we expect gross margin to be slightly negative based on lower anticipated overhead absorption and unfavorable product mix.

Operating Expenses. We expect operating expenses to be approximately $12 million during the second fiscal quarter of 2013.

Income Taxes. We expect the effective tax rate, on average, to be approximately 20% for fiscal 2013.

Capital Expenditures. For fiscal 2013, we are anticipating approximately $80 to $85 million in capital expenditures for normal equipment replacement, investments in automation to reduce labor costs and program-specific equipment upgrades.

These projections are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

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

Changes in the principal components of operating cash flows during the three months ended December 31, 2012 were as follows:

•

Our net accounts receivable balance increased to $215.2 million as of December 31, 2012 from $165.4 million as of September 30, 2012, or 30.1%. Days sales outstanding on a quarterly basis decreased 7 days from September 30, 2012 to 67 days at December 31, 2012, primarily as the result of improved collections. Our net inventory balance decreased to $106.1 million as of December 31, 2012 from $124.8 million as of September 30, 2012, a decrease of 15.0%. Days in inventory on a quarterly basis decreased 23 days from September 30, 2012 to 36 days at December 31, 2012 as a result of increased pull-through of inventory from our hub locations from one of our major customers in December, coupled with decreased production at the end of December. Our accounts payable balance increased to $221.6 million as of December 31, 2012 from $199.7 million as of September 30, 2012, an increase of 11.0% due to the higher production volume in our first fiscal quarter of 2013. Days payable on a quarterly basis decreased 20 days to 75 days, primarily as a result of the timing of inventory purchases and more favorable vendor payment terms.

•

Depreciation and amortization expense was $14.4 million for the three month ended December 31, 2012, versus $12.7 million for the comparable period of the prior year, primarily due to new machinery and equipment placed into service for production on new programs.

Our principal investing and financing activities during the three months ended December 31, 2012 were as follows:

•

Net cash used in investing activities was $15.9 million for the three months ended December 31, 2012 and consisted of cash purchases of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China.

•

Net cash used in financing activities was approximately $1.9 million for the three months ended December 31, 2012 and consisted of repurchases of common stock of $1.2 million and $0.7 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2012 and September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2012, no amounts were outstanding under our loan agreements with JPMorgan Chase Bank, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $286.9 million, or 99%, of total shipments to these foreign manufacturers during the three months ended December 31, 2012 were made in U.S. dollars with the remaining balance of our net sales denominated in Chinese Renminbi (“RMB”). We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.30 RMB per U.S. dollar for the three months ended December 31, 2012. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2012, 2011 and 2010, approximately 68%, 82% and 93%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 24%, 17% and 2%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7%, 0% and 4%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2012, 2011 and 2010, approximately 74%, 44% and 43%, respectively, of our net sales were to the same one customer and in the first quarter of fiscal 2013, approximately 84% of our sales were to one customer. Furthermore, in the fiscal years ended September 30, 2012, 2011 and 2010, approximately 90%, 86% and 85% of our net sales were to the same two customers, and approximately 94%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success by such customer or one of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer. We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customers’ programs. We expect that delays may occur in future periods for a variety of reasons, including but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 62% of our outstanding common stock. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. WBL’s board or executive management composition could change, (including as a result of the potential offers being made to the stockholders of WBL Corporation Limited for their stock in WBL Corporation Limited), and such change could affect the strategic direction of WBL and the way WBL influences our corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of WBL may influence how, when and if WBL elects to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover sales of WBL’s stock in us.

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

Risks Related to Our Common Stock

Sales of our common stock by WBL could depress the price of our common stock or weaken market confidence in our prospects.

Pursuant to a Registration Rights Agreement between us and WBL, we have filed a Registration Statement on Form S-3, covering the re-sale of all 14,817,052 of our shares held by WBL. WBL may sell all or part of the shares of our common stock that it owns (or distribute those shares to its shareholders). A large influx of shares of our common stock into the market as a result of sales by WBL, or the mere perception that these sales could occur, could cause the market price of our common stock to decline, perhaps substantially, and may weaken market confidence in us or our prospects, which could have an adverse effect on our financial condition, results of operation or stock price. Although WBL may not allow their aggregate ownership of our outstanding common stock to drop below 50% without approval of their shareholders, even a sale of up to

12% of our outstanding common stock (which WBL may be able to effect without a shareholder vote) could impact the market price of our common stock. Further, these sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve month period from January 1, 2012 through December 31, 2012, our common stock price closed between $15.31 and $29.51 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.8 million shares of common stock outstanding as of December 31, 2012, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors — Sales of our common stock by WBL could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents stock repurchases by month during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
12/01/2012 – 12/31/2012	65,496	$18.81	553,896	546,104

(1)

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. This amount represented approximately five percent of our common stock outstanding as of December 31, 2012. On December 3, 2012, we entered into a 10b5-1 Repurchase Plan Agreement, providing for the repurchase of up to 200,000 of such shares. A total of 76,194 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement at a weighted-average purchase price of $18.95 per share, for a total value of $1.4 million. The 10b5-1 Repurchase Plan Agreement expired on December 31, 2012.

Item 6.	Exhibits

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

4.2(15)	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(5)(3)	Form of Stock Appreciation Rights Agreement.

10.57(6)(3)	Form of Restricted Stock Unit Agreement.

10.60(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(8)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(8)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010. 3/4

10.70(9)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(9)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(9)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(9)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(10)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(11)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(11)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(11)(3)	Change in Control Plan.

10.79(11)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(12)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(12)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(12)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83(14)(3)	Executive Officer Tax Audit Reimbursement Plan

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
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

(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2012.
(15)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 7, 2013	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

EXHIBIT INDEX

3.2(1)	Restated Certificate of Incorporation of the Company.

3.4(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

4.2(15)	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.

10.1(1)(3)	Form of Indemnification Agreement between the Company and its officers, directors and agents.

10.20(4)	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

10.45(5)(3)	Form of Stock Appreciation Rights Agreement.

10.57(6)(3)	Form of Restricted Stock Unit Agreement.

10.60(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.61(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.63(7)	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.

10.67(8)	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.68(8)	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.

10.70(9)	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.71(9)	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.

10.72(9)	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.

10.73(9)	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.

10.74(10)	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.

10.76(11)	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.

10.77(11)	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

10.78(11)(3)	Change in Control Plan.

10.79(11)(3)	Amended and Restated 2004 Stock Incentive Plan.

10.80(12)	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.81(12)	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.

10.82(13)	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.

10.83(14)(3)	Executive Officer Tax Audit Reimbursement Plan

31.1*	Section 302 Certification by the Company’s chief executive officer.

31.2*	Section 302 Certification by the Company’s principal financial officer.

32.1*	Section 906 Certification by the Company’s chief executive officer and principal financial officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished, not filed
(1)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Registration Statement on Form S-1, as amended (File No. 333-114510) declared effective by the Securities and Exchange Commission (“SEC”), on June 24, 2004.
(2)	Incorporated by reference to an exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009.
(3)	Indicates management contract or compensatory plan.
(4)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005 (File No. 000-50812).
(5)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2008.
(6)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2009.
(7)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(8)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2010.
(9)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended December 31, 2010.
(10)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011.
(11)	Incorporated by reference to exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2012.
(12)	Incorporated by reference to exhibits (with same exhibit numbers) to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2012.
(13)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2012. Confidential treatment has been granted for certain portions of this agreement.
(14)	Incorporated by reference to exhibit (with same exhibit number) to the Company’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2012.
(15)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2012.