Form 10-Q
period 2013-03-31
MULTI FINELINE ELECTRONIX INC
filed 2013-05-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2013 was 23,846,656.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$129,841	$82,322
Accounts receivable, net of allowances of $2,938 and $2,254 at March 31, 2013 and September 30, 2012, respectively	101,573	165,408
Inventories	55,105	124,770
Deferred taxes	6,100	6,100
Income taxes receivable	5,174	2,586
Other current assets	5,736	10,531

Total current assets	303,529	391,717
Property, plant and equipment, net	255,900	274,886
Land use rights	7,645	7,030
Deferred taxes	8,728	8,622
Goodwill	7,537	7,537
Other assets	5,819	6,618

Total assets	$589,158	$696,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$119,081	$199,737
Accrued liabilities	20,655	33,718
Income taxes payable	9	2,393

Total current liabilities	139,745	235,848
Other liabilities	19,153	18,573

Total liabilities	158,898	254,421
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2013 and September 30, 2012, respectively; 0 and 0 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2013 and September 30, 2012, respectively; 23,846,656 and 23,762,721 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	2	2
Additional paid-in capital	83,774	82,847
Retained earnings	302,656	318,187
Accumulated other comprehensive income	43,828	40,953

Total stockholders’ equity	430,260	441,989

Total liabilities and stockholders’ equity	$589,158	$696,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$173,674	$207,963	$463,324	$447,306
Cost of sales	189,207	181,880	454,154	392,062

Gross (loss) profit	(15,533)	26,083	9,170	55,244
Operating expenses:
Research and development	1,782	2,231	3,815	4,310
Sales and marketing	4,712	6,503	11,249	12,890
General and administrative	4,295	5,484	9,967	11,112
Impairment and restructuring	—	(1,171)	—	(1,736)

Total operating expenses	10,789	13,047	25,031	26,576

Operating (loss) income	(26,322)	13,036	(15,861)	28,668
Other income (expense), net:
Interest income	86	353	156	646
Interest expense	(138)	(81)	(249)	(235)
Other income (expense), net	170	1,333	155	1,804

(Loss) income before income taxes	(26,204)	14,641	(15,799)	30,883
Benefit from (provision for) income taxes	2,325	(2,537)	268	(5,235)

Net (loss) income	(23,879)	12,104	(15,531)	25,648

Other comprehensive income, net of tax:
Foreign currency translation adjustment	662	316	2,875	2,875

Total comprehensive (loss) income	$(23,217)	$12,420	$(12,656)	$28,523

Net (loss) income per share:
Basic	$(1.00)	$0.51	$(0.65)	$1.08

Diluted	$(1.00)	$0.50	$(0.65)	$1.06

Shares used in computing net (loss) income per share:
Basic	23,798,587	23,870,165	23,796,966	23,809,196
Diluted	23,798,587	24,104,076	23,796,966	24,113,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(15,531)	$25,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,158	26,663
Provision for doubtful accounts and allowances	685	1,837
Deferred taxes	(106)	(74)
Stock-based compensation expense	2,548	2,888
Income tax benefit related to stock option exercises	(29)	(70)
Restructuring asset recoveries	—	(1,736)
(Gain) loss on disposal of equipment	(124)	5
Changes in operating assets and liabilities:
Accounts receivable	63,213	14,124
Inventories	71,655	(4,341)
Other current assets	4,351	323
Other assets	205	(512)
Accounts payable	(56,422)	6,181
Accrued liabilities	(19,439)	(5,137)
Income taxes payable	(4,626)	3,415
Other liabilities	477	1,464

Net cash provided by operating activities	76,015	70,678
Cash flows from investing activities
Purchases of property and equipment	(26,792)	(33,950)
Proceeds from sale of equipment and assets held for sale	136	8,532

Net cash used in investing activities	(26,656)	(25,418)
Cash flows from financing activities
Income tax benefit related to stock option exercises	29	70
Tax withholdings for net share settlement of equity awards	(803)	(1,039)
Proceeds from exercise of stock options	597	149
Repurchase of common stock	(1,444)	(8,844)

Net cash used in financing activities	(1,621)	(9,664)
Effect of exchange rate changes on cash	(219)	(446)

Net increase in cash	47,519	35,150
Cash and cash equivalents at the beginning of the period	82,322	97,890

Cash and cash equivalents at the end of the period	$129,841	$133,040

Non-cash investing activities
Purchases of property and equipment	$5,500	$11,020

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

Affiliates and subsidiaries of WBL Corporation Limited (collectively “WBL”), a Singapore company, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of March 31, 2013 and September 30, 2012, which provided WBL with control over the outcome of stockholder votes, except with respect to certain related-party transactions with WBL which require a separate vote of the non-WBL stockholders.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); and one located in Korea: MFLEX Korea, Ltd. (“MKR”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Reclassifications

During the three months ended September 30, 2012, the Company effectively changed its accounting policy with regard to freight out costs. Freight out costs were previously classified as cost of sales but, going forward, will be classified as sales and marketing. Given the immateriality of these costs, the Company prospectively began reflecting freight out costs in sales and marketing beginning in the three months ended September 30, 2012. The Company evaluated the materiality of such change from both a quantitative and qualitative basis and concluded that reclassification of such costs on a prior or current year basis was immaterial and, accordingly, did not reclassify such costs that were previously included in cost of sales for periods previously reported prior to the change. For the three and six months ended March 31, 2013, freight out costs included in sales and marketing amounted to $552 and $1,416, respectively, and for the three and six months ended March 31, 2012, freight out costs included in cost of sales amounted to $874 and $1,522, respectively.

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of the Company’s money market funds of $1,940 and $12,037 were measured using Level 1 fair value inputs and were recorded as cash and cash equivalents in the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012, respectively. As of March 31, 2013, the fair value of the Company’s derivative liabilities of $50 were measured using Level 2 fair value inputs, which consisted of observable market-based inputs of foreign currency sport and forward rates quoted by major financial institutions, and were recorded as other current liabilities in the condensed consolidated balance sheets. No derivative assets or liabilities were recorded on the Company’s condensed consolidated balance sheet as of September 30, 2012.

Inventories

Inventories, net of related allowances, were comprised of the following:

	March 31, 2013	September 30, 2012
Raw materials and supplies	$15,154	$34,265
Work-in-progress	14,202	30,186
Finished goods	25,749	60,319

	$55,105	$124,770

During the three months ended March 31, 2013, the Company recorded inventory write-downs of $9,195 as a result of unusable components and $1,719 as a result of uncertainty in near-term demand forecasts.

Property, Plant and Equipment

Property, plant and equipment, net, were comprised of the following:

	March 31, 2013	September 30, 2012
Building	$69,135	$68,252
Machinery and equipment	393,870	379,046
Computers and capitalized software	11,895	10,194
Leasehold improvements	13,918	13,686
Construction-in-progress	4,487	11,639

	$493,305	$482,817
Accumulated depreciation and amortization	(237,405)	(207,931)

	$255,900	$274,886

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended March 31, 2013 and 2012 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2013	$315	$(425)	$333	$223
Fiscal 2012	$474	$(139)	$(35)	$300

Changes in the product warranty accrual for the six months ended March 31, 2013 and 2012 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2013	$346	$(826)	$703	$223
Fiscal 2012	$279	$(651)	$672	$300

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Basic weighted-average number of common shares outstanding	23,798,587	23,870,165	23,796,966	23,809,196
Dilutive effect of potential common shares	—	233,911	—	303,993

Diluted weighted-average number of common and potential common shares outstanding	23,798,587	24,104,076	23,796,966	24,113,189

Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	831,603	530,972	838,621	363,878

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase and other commitments were primarily related to capital projects at the Company’s various facilities and commitments for material purchases, which totaled $5,909 and $9,092 as of March 31, 2013 and September 30, 2012, respectively.

Pursuant to the laws applicable to the Peoples’ Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of March 31, 2013 and September 30, 2012 were $17,945 and $17,741, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
OEM C	77%	75%	81%	70%
OEM D	13%	13%	9%	21%

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Smartphones	65%	71%	67%	76%
Tablets	28%	26%	26%	21%
Consumer electronics	5%	0%	6%	0%

3. Lines of Credit

In March 2013, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000. The MCH Credit Line will mature in February 2014. MFLEX Chengdu and BC have also entered into a Facility Offer Letter which sets forth the pricing negotiated by BC and MFLEX Chengdu. The loan interest rate shall be negotiated by the parties based on the lending cost in the Chinese market for US dollars on the day the loan is made.

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

In July 2010, MFC entered into a credit line agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 Chinese Renminbi (“RMB”) ($31,904 at March 31, 2013). The line of credit will mature in July 2013.

In March 2010, MFC1 and MFC2 entered into credit line agreements with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provide for two borrowing facilities for 150,000 RMB each ($23,928 each at March 31, 2013). The lines of credit matured in March 2013.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
Line of credit (BC)	$11,000	$11,000	$—	$—
Line of credit (JPM)	50,000	50,000	—	—
Line of credit (ABC)	31,904	31,541	—	—
Line of credit (CCB)	—	47,312	—	—

	$92,904	$139,853	$—	$—

As of March 31, 2013, the Company was in compliance with all covenants under the lines of credit.

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

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales
United States	$2,973	$3,855	$5,855	$13,722
China	138,704	210,460	441,160	424,665
Singapore	169,586	202,357	454,687	431,778
Other	411	—	464	184
Eliminations	(138,000)	(208,709)	(438,842)	(423,043)

Total	$173,674	$207,963	$463,324	$447,306

Operating (loss) income
United States	$(1,599)	$(949)	$(4,194)	$(2,122)
China	(12,963)	3,725	(1,998)	7,414
Singapore	(12,094)	14,149	(11,461)	27,103
Other	(718)	(809)	(1,534)	(1,547)
Eliminations	1,052	(3,080)	3,326	(2,180)

Total	$(26,322)	$13,036	$(15,861)	$28,668

Depreciation and amortization
United States	$647	$633	$1,297	$1,361
China	14,015	13,248	27,717	25,156
Singapore	36	24	59	48
Other	42	49	85	98

Total	$14,740	$13,954	$29,158	$26,663

	March 31, 2013	September 30, 2012
Total assets
United States	$131,707	$149,484
China	428,009	448,759
Singapore	263,486	351,905
Other	5,094	5,057
Eliminations	(239,138)	(258,795)

Total	$589,158	$696,410

5. Stock-Based Compensation

Stock Options

Stock option activity for the six months ended March 31, 2013 under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Stock options outstanding at September 30, 2012	219,492	$10.74
Granted	—	—
Exercised	(53,840)	10.00
Forfeited	—	—
Expired	—	—

Stock options outstanding and exercisable at March 31, 2013	165,652	$10.98	$818	1.3

Stock options vested and expected to vest at March 31, 2013	165,652	$10.98	$818	1.3

Stock option details for the three and six months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Stock options granted	—	—	—	—
Compensation cost recognized	$—	$—	—	—
Aggregate intrinsic value of stock options exercised	$272	$166	$272	$225

No unearned compensation existed as of March 31, 2013 related to stock options.

Service and Performance-Based Restricted Stock Units

The Company grants service-based restricted stock units (“RSUs”) under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On December 18, 2012, the Company granted 72,031 performance-based RSUs (the “December 2012 Awards”). The December 2012 Awards vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about November 15, 2015. The December 2012 Awards contain performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of March 31, 2013, the Company considers the vesting of the December 2012 Awards to be probable.

RSU activity for the six months ended March 31, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares outstanding at September 30, 2012	605,673	$22.02
Granted	277,842	18.18
Vested	(150,619)	22.99
Forfeited	(102,855)	25.14

Non-vested shares outstanding at March 31, 2013	630,041	$19.59

RSU details for the three and six months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service-based RSUs granted	26,620	23,054	205,811	183,083
Performance-based RSUs granted	—	—	72,031	110,046
Compensation cost recognized	$977	$1,202	$1,986	$2,359
Weighted-average grant-date fair value of non-vested RSUs granted	$15.27	$26.30	$18.18	$19.69
Weighted-average grant-date fair value of RSUs vested	$26.93	$23.56	$22.99	$15.74
Aggregate intrinsic value of RSUs vested	$328	$996	$2,512	$3,604

Unearned compensation as of March 31, 2013 was $6,604 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.4 years.

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

SSAR activity for the six months ended March 31, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2012	479,581	$20.88
Granted	216,092	17.90
Exercised	—	—
Forfeited	—	—
Expired	—	—

SSARs outstanding at March 31, 2013	695,673	$19.96	$288	8.0

SSARs exercisable at March 31, 2013	349,189	$21.08	$288	6.9

SSARs vested and expected to vest at March 31, 2013	678,743	$20.00	$288	8.0

SSAR details for the three and six months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
SSARs granted	—	—	216,092	141,107
Compensation cost recognized	$264	$301	$562	$529
Aggregate intrinsic value of SSARs exercised	$—	$16	$—	$69

Unearned compensation as of March 31, 2013 was $1,691 related to non-vested SSARs, which will be recognized into expense over a weighted-average period of 2.2 years.

Compensation Cost Summary

The following table shows a summary of the compensation cost included in the condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cost of sales	$133	$128	$266	$249
Research and development	151	88	306	195
Sales and marketing	179	291	392	493
General and administrative	778	996	1,584	1,951

Total compensation cost	$1,241	$1,503	$2,548	$2,888

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of March 31, 2013. On September 2, 2011, the Company entered into a 10b5-1 Repurchase Plan Agreement, which expired on June 2, 2012 and provided for the repurchase of up to 500,000 of such shares. As of September 30, 2012, a total of 488,400 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement, at a weighted-average purchase price of $20.17 per share, for a total value of $9,853. On December 3, 2012, the Company entered into a new 10b5-1 Repurchase Plan Agreement, providing for the repurchase of up to an additional 200,000 of such shares. The new 10b5-1 Repurchase Plan Agreement expired on December 31, 2012 and a total of 76,194 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement at a weighted-average purchase price of $18.95 per share, for a total value of $1,444. The repurchased shares are generally retired during the quarter they are repurchased and the excess of the repurchase price over par value is booked as an adjustment to additional paid-in capital in the periods in which the respective shares are retired.

7. Income Taxes

The Internal Revenue Service (“IRS”) is currently examining the Company’s income tax returns for fiscal years 2007 through 2010. On August 1, 2012, the Company received a Revenue Agent Report (the “Original Report”) from the IRS relating to its examination of the Company’s income tax returns for fiscal years 2007 and 2008. On February 6, 2013, the IRS withdrew the Original Report and issued a revised Revenue Agent Report (the “Revised Report”). In the Revised Report, the IRS reduced its proposed adjustments. The remaining proposed adjustments would result in $32,363 of additional taxable income for those two years. Management believes there are numerous errors in the Revised Report, does not agree with the proposed adjustments and has contested the proposed adjustments with the IRS Appeals Office. After reviewing the Revised Report, management continues to believe that an adequate provision has been made for all of the Company’s uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant adjustments resulting from the IRS proposal could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably.

8. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company transacts business in various foreign countries and is therefore exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to purchases, obligations, and monetary assets and liabilities that are denominated in currencies other than the Company’s reporting currency. The Company has established foreign currency risk management programs to attempt to protect against short-term volatility in the value of non-U.S. dollar denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As a result, from time to time, the Company enters into foreign currency forward contracts to hedge its aforementioned currency exposures.

The Company accounts for all of its derivative instruments in accordance with the relevant Financial Accounting Standards Board (“FASB”) authoritative accounting guidance for derivatives and hedges. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. As of March 31, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥250,906	$40,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the condensed consolidated statements of comprehensive income. The Company recognized gains (losses) of ($50) and ($50) during the three and six months ended March 31, 2013 and $790 and $994 during the three and six months ended March 31, 2012, respectively, related to derivative financial instruments.

9. Subsequent Events

On May 6, 2013, MFC entered into a credit line agreement with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($47,816 at March 31, 2013). The line of credit will mature in May 2016. Interest on the credit line agreement for U.S. dollar lending will be negotiated and determined by both parties based on the lending cost in the market for U.S. dollar transactions on the day the loan is made. For RMB lending, the interest rate is based on the current rate set by the People’s Bank of China at the time of borrowing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, sales growth, net income, inventory levels, production build plans, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex in smartphones, tablets and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities and the utilizations of flex and flex assemblies, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to maintain or grow our market share, our ability to diversify our customer base, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Jabil Circuit, Inc., and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	108.9	87.5

Gross (loss) profit	(8.9)	12.5
Operating expenses:
Research and development	1.0	1.1
Sales and marketing	2.7	3.1
General and administrative	2.5	2.6
Impairment and restructuring	—	(0.6)

Total operating expenses	6.2	6.2

Operating (loss) income	(15.1)	6.3
Other income (expense), net:
Interest income	0.0	0.2
Interest expense	(0.1)	0.0
Other income (expense), net	0.1	0.5

(Loss) income before income taxes	(15.1)	7.0
Benefit from (provision for) income taxes	1.3	(1.2)

Net (loss) income	(13.8)%	5.8%

Net Sales. Net sales decreased to $173.7 million for the three months ended March 31, 2013, from $208.0 million for the three months ended March 31, 2012. The decrease of $34.3 million, or 16.5%, was primarily due to decreased sales into our smartphones and tablets sectors, partially offset by increased sales into our consumer electronics sector, as further quantified below.

Net sales into our smartphones sector decreased to $113.2 million for the three months ended March 31, 2013, from $147.0 million for the three months ended March 31, 2012. The decrease of $33.8 million, or 23.0%, was primarily due to decreased sales volumes as a result of product mix to one major customer in this sector by 16.4%. For the three months ended March 31, 2013 and 2012, our smartphones sector accounted for approximately 65% and 71% of total net sales, respectively.

Net sales into our tablets sector decreased to $49.0 million for the three months ended March 31, 2013, from $54.3 million for the three months ended March 31, 2012. The decrease of $5.3 million in sales into the tablets sector was due primarily to decreased sales volumes to one major customer in this sector of $14.1 million, or 26.0%, partially offset by additional sales of $8.8 million to a new customer in this sector. For the three months ended March 31, 2013, and 2012, the tablets sector accounted for approximately 28% and 26% of total net sales, respectively.

Net sales into our consumer electronics sector (which excludes net sales into our tablets sector) increased to $8.3 million for the three months ended March 31, 2013, from $0.5 million for the three months ended March 31, 2012. The increase of $7.8 million in sales into the consumer electronics sector was due to new program ramps for one of our key customers in this sector. Shipments into the consumer electronics sector accounted for approximately 5% and 0% of total net sales for the three months ended March 31, 2013 and 2012, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 108.9% for the three months ended March 31, 2013 versus 87.5% for the three months ended March 31, 2012. The increase in cost of sales as a percentage of net sales of from 87.5% to 108.9% was primarily attributable to lower overhead absorption due to reduced production levels. Production levels were reduced due to the lower demand as well as to decrease inventory. In addition, cost of sales for the three months ended March 31, 2013 includes a $10.9 million write-down of inventory as a result of unusable components, including $1.7 million that was written-down as a result of uncertainty in near-term demand forecasts. Gross profit decreased to gross loss of $15.5 million for the three months ended March 31, 2013, versus gross profit of $26.1 million for the three months ended March 31, 2012, or 159.4%. As a percentage of net sales, gross profit decreased to (8.9%) for the three months ended March 31, 2013 from 12.5% for the three months ended March 31, 2012.

Research and Development. Research and development expense decreased by $0.4 million to $1.8 million for the three months ended March 31, 2013, from $2.2 million for the three months ended March 31, 2012. The decrease is primarily related to a reduction in facility costs as part of our continued effort to move research and development costs to China, where overall costs are lower. As a percentage of net sales, research and development expense decreased to 1.0% versus 1.1% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $1.8 million to $4.7 million for the three months ended March 31, 2013, from $6.5 million in the comparable period of the prior year, a decrease of 27.7%. The decrease is primarily the result of lower negotiated commission rates, coupled with lower sales volumes in the comparable periods. As a percentage of net sales, sales and marketing expense decreased to 2.7% versus 3.1% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.2 million to $4.3 million for the three months ended March 31, 2013 from $5.5 million in the comparable period of the prior year, which is a decrease of 21.8%. This decrease is primarily the result of reduced discretionary spending in order to reduce total operating expenses in periods of lower utilization. As a percentage of net sales, general and administrative expense decreased to 2.5% versus 2.6% in the comparable period of the prior year.

Impairment and Restructuring. No impairment and restructuring charges or recoveries were recorded during the three months ended March 31, 2013. For the three months ended March 31, 2012, impairment and restructuring consisted of recoveries of $1.2 million which was the result of a gain on sale of our former corporate headquarters building and certain of our previously impaired machinery and equipment in California.

Goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In the early portion of our second fiscal quarter of 2013, our market capitalization began to decline significantly, driven by a reduction in the trading price of our common stock, which we believe is principally a result of weaker than expected guidance for our second fiscal quarter of 2013. However, while our operating results in the second fiscal quarter of 2013 were weaker than expected, the majority of our net sales for fiscal 2013 are expected in the second half of the year. Management does not believe there were any impairment triggering events during the quarter ended March 31, 2013. If the market outlook and our operating performance does not recover to expected levels in future quarters, a triggering of a goodwill impairment assessment and a potential goodwill impairment charge may be warranted. At March 31, 2013, the carrying value of our goodwill was approximately $7.5 million. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Other Income (Expense), Net. Other income, net decreased to $0.2 million for the three months ended March 31, 2013, from other income, net of $1.3 million for the three months ended March 31, 2012. This decrease was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended March 31, 2013 and 2012 was a benefit of 8.9% and a provision of 17.3%, respectively. The variance in our effective tax rate is primarily the net result of our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Comparison of the Six Months Ended March 31, 2013 and 2012

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	98.0	87.6

Gross profit	2.0	12.4
Operating expenses:
Research and development	0.8	1.0
Sales and marketing	2.4	2.9
General and administrative	2.2	2.5
Impairment and restructuring	—	(0.4)

Total operating expenses	5.4	6.0

Operating (loss) income	(3.4)	6.4
Other income (expense), net:
Interest income	0.0	0.1
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.1	0.5

(Loss) income before income taxes	(3.4)	6.9
Benefit from (provision for) income taxes	0.1	(1.2)

Net (loss) income	(3.3)%	5.7%

Net Sales. Net sales increased to $463.3 million for the six months ended March 31, 2013, from $447.3 million for the six months ended March 31, 2012. The increase of $16.0 million, or 3.6%, was primarily due to increased sales into our tablets and consumer electronics sectors, partially offset by decreased sales into our smartphone sector, as further quantified below.

Net sales into our smartphones sector decreased to $310.0 million for the six months ended March 31, 2013, from $341.3 million for the six months ended March 31, 2012. The decrease of $31.3 million, or 9.2%, was primarily due to decreased sales volumes to one major customer in this sector of 55.6%, partially offset by increased sales volumes to another major customer in this sector of 12.6%. For the six months ended March 31, 2013 and 2012, our smartphones sector accounted for approximately 67% and 71% of total net sales, respectively.

Net sales into our tablets sector increased to $119.7 million for the six months ended March 31, 2013, from $94.9 million for the six months ended March 31, 2012. The increase of $24.8 million in sales into the tablets sector was due primarily to higher sales volumes to two major customers in this sector, one of which is a new customer in fiscal 2013. For the six months ended March 31, 2013, and 2012, the tablets sector accounted for approximately 26% of total net sales.

Net sales into our consumer electronics sector (which excludes net sales into our tablets sector) increased to $29.4 million for the six months ended March 31, 2013, from $0.6 million for the six months ended March 31, 2012. The increase in sales into the consumer electronics sector was due to new program ramps for one of our key customers in this sector. Shipments into the consumer electronics sector accounted for approximately 6% and 0% of total net sales for the six months ended March 31, 2013 and 2012, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 98.0% for the six months ended March 31, 2013 versus 87.6% for the six months ended March 31, 2012. The increase in cost of sales as a percentage of net sales from 87.6% to 98.0% was primarily attributable to lower overhead absorption due to reduced production levels. Production levels were reduced due to the lower demand as well as to decrease inventory. In addition, cost of sales for the six months ended March 31, 2013 includes a $10.9 million write-down of inventory as a result of unusable components, including $1.7 million that was written-down as a result of uncertainty in near-term demand forecasts. Gross profit decreased to $9.2 million for the six months ended March 31, 2013, versus $55.2 million for the six months ended March 31, 2012, or 83.3%. As a percentage of net sales, gross profit decreased to 2.0% for the six months ended March 31, 2013 from 12.4% for the six months ended March 31, 2012.

Research and Development. Research and development expense decreased by $0.5 million to $3.8 million for the six months ended March 31, 2013, from $4.3 million for the six months ended March 31, 2012. The decrease is primarily related to a reduction in facility costs as part of our continued effort to move research and development costs to China, where overall costs are lower. As a percentage of net sales, research and development expense decreased to 0.8% versus 1.0% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $1.7 million to $11.2 million for the six months ended March 31, 2013, from $12.9 million in the comparable period of the prior year, a decrease of 13.2%. The decrease is primarily the result of lower negotiated commission rates, coupled with lower sales volumes in the comparable periods. As a percentage of net sales, sales and marketing expense decreased to 2.4% versus 2.9% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.1 million to $10.0 million for the six months ended March 31, 2013 from $11.1 million in the comparable period of the prior year, which is a decrease of 9.9%. This decrease is primarily the result of reduced discretionary spending in order to reduce total operating expenses in periods of lower utilization. As a percentage of net sales, general and administrative expense decreased to 2.2% versus 2.5% in the comparable period of the prior year.

Impairment and Restructuring. No impairment and restructuring charges or recoveries were recorded during the six months ended March 31, 2013. Impairment and restructuring consisted of recoveries of $1.7 million for the six months ended March 31, 2012, which was the result of a gain on sale of our former corporate headquarters building and certain of our previously impaired machinery and equipment in California.

Other Income (Expense), Net. Other income, net decreased to $0.2 million for the six months ended March 31, 2013, from other income, net of $1.8 million for the six months ended March 31, 2012. This decrease was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for six months ended March 31, 2013 and 2012 was a benefit of 1.7% and a provision of 17.0%, respectively. The variance in our effective tax rate is the net result of having taxable income in some foreign jurisdictions and losses in others. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our third quarter of fiscal 2013, we expect net sales to range between $155 and $185 million.

Cost of Sales and Gross Profit. For our third quarter of fiscal 2013, we expect gross margin to be approximately breakeven based on production build plans, projected sales volumes and anticipated product mix.

Operating Expenses. We expect operating expenses to be between approximately $10 million and $11 million during the third fiscal quarter of 2013.

Income Taxes. We expect the effective tax rate, on average, to be approximately 2% for fiscal 2013. We expect to return to a more normalized tax rate of approximately 20% in fiscal 2014.

Capital Expenditures. For fiscal 2013, we are anticipating approximately $40 to $45 million in capital expenditures.

These projections are based on several business assumptions and are therefore subject to uncertainty. See Item 1A of Part II, “Risk Factors.”

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

Changes in the principal components of operating cash flows during the six months ended March 31, 2013 were as follows:

•

Our net accounts receivable balance decreased to $101.6 million as of March 31, 2013 from $165.4 million as of September 30, 2012, or 38.6%. Days sales outstanding on a quarterly basis decreased 21 days from September 30, 2012 to 53 days at March 31, 2013, primarily as the result of decreased sales coupled with improved collections. Our net inventory balance decreased to $55.1 million as of March 31, 2013 from $124.8 million as of September 30, 2012, a decrease of 55.8%. Days in inventory on a quarterly basis decreased 33 days from September 30, 2012 to 26 days at March 31, 2013 as a result of our planned scaled-back production to reduce inventory-on-hand at March 31, 2013. Our accounts payable balance decreased to $119.1 million as of March 31, 2013 from $199.7 million as of September 30, 2012, a decrease of 40.4% due to the lower production volume in our second fiscal quarter of 2013 as previously mentioned. Days payable on a quarterly basis decreased 38 days to 57 days, primarily as a result of the timing of inventory purchases and more favorable vendor payment terms.

•

Depreciation and amortization expense was $29.2 million for the six month ended March 31, 2013, versus $26.7 million for the comparable period of the prior year, primarily due to new machinery and equipment placed into service for production on new programs.

Our principal investing and financing activities during the six months ended March 31, 2013 were as follows:

•

Net cash used in investing activities was $26.7 million for the six months ended March 31, 2013 and consisted of cash purchases of capital equipment and other assets, which were primarily related to our manufacturing capacity expansion in China.

•

Net cash used in financing activities was approximately $1.6 million for the six months ended March 31, 2013 and consisted of repurchases of common stock of $1.4 million and tax withholdings for net share settlements of equity awards to employees of $0.8 million, partially offset by $0.6 million of proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at March 31, 2013 and September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2013, no amounts were outstanding under our loan agreements with Bank of China Co., Ltd, JPMorgan Chase Bank, N.A. or Agricultural Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $457.8 million, or 99%, of total shipments to these foreign manufacturers during the six months ended March 31, 2013 were made in U.S. dollars with the remaining balance of our net sales denominated in Chinese Renminbi (“RMB”). We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.29 RMB per U.S. dollar for the six months ended March 31, 2013. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. At March 31, 2013, we had outstanding forward contracts with notional amounts aggregating to approximately 250.9 million RMB (approximately U.S. $40.0 million) and the recorded fair value of the associated liabilities was not material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended March 31, 2013, 2012 and 2011, approximately 67%, 76% and 91%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 26%, 21% and 4%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 6%, 0% and 1%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and Research in Motion Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2012, 2011 and 2010, approximately 74%, 44% and 43%, respectively, of our net sales were to the same one customer and in the second quarter of fiscal 2013, approximately 77% of our sales were to one customer. Furthermore, in the fiscal years ended September 30, 2012, 2011 and 2010, approximately 90%, 86% and 85% of our net sales were to the same two customers, and approximately 94%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success by such customer or one of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Our customers have in the past and likely will continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales, increase our expenses and/or cause us to write down inventory.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping when our products are shipped to a hub. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

In addition, we are increasingly being required to purchase materials, components and equipment before a customer becomes contractually committed to an order so that we may timely deliver the expected order to the customer. We may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. As a result, we may be unable to recover costs that we incur in anticipation of orders that are never placed, such as costs associated with purchased raw materials, components or equipment. Delayed, reduced or canceled orders could also result in write-offs of obsolete inventory. Although we estimate inventory reserve amounts, the amount reserved may not be sufficient for such write-offs. In addition, the underutilization of our manufacturing capacity if we decline other potential orders because we expect to use our capacity to produce orders that are later delayed, reduced or canceled.

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

The flexible printed circuit fabrication process requires a stable source of electricity. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities, and affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

WBL Corporation Limited, together with its affiliates and subsidiaries (“WBL”) beneficially owns approximately 62% of our outstanding common stock. As a result of this ownership interest and the resulting influence over the composition of our board of directors, WBL has influence over our management, operations and potential significant corporate actions. WBL’s board or executive management composition could change (including as a result of the potential offers being made to the stockholders of WBL Corporation Limited for their stock in WBL Corporation Limited), and such change could affect the strategic direction of WBL and the way WBL influences our corporate actions. For example, so long as WBL continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of WBL may influence how, when and if WBL elects to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover sales of WBL’s stock in us.

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

Potential future acquisitions or strategic partnerships or business alliances could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

As part of our business strategy, we intend to continue to consider acquisitions of, or partnerships or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve month period from April 1, 2012 through March 31, 2013, our common stock price closed between $14.43 and $29.51 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 23.8 million shares of common stock outstanding as of March 31, 2013, approximately 14.8 million of those shares are held by WBL. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors — Sales of our common stock by WBL could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Item 5.	Other Information

On May 6, 2013, MFLEX Suzhou Co., Ltd. entered into a credit line agreement with China Construction Bank, Suzhou Industry Park Sub-Branch, which provides for a borrowing facility for 300,000 RMB ($47,816 at March 31, 2013). The line of credit will mature in May 2016. Interest on the credit line agreement for U.S. dollar lending will be negotiated and determined by both parties based on the lending cost in the market for U.S. dollar transactions on the day the loan is made. For RMB lending, the interest rate is based on the current rate set by the People’s Bank of China at the time of borrowing.

Item 6.	Exhibits

The exhibit list required by this Item 6 is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: May 8, 2013	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/24/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	6/24/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/24/2004

10.20	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.		8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.62	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.73	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.		10-Q	000-50812	2/3/2011

10.74	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.		10-Q	000-50812	5/5/2011

10.76	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.		8-K	000-50812	1/19/2012

10.77	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).		8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		8-K	000-50812	3/27/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.	X

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.	X

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
**	Furnished, not filed.
#	Confidential treatment has been granted for certain portions of this agreement.