Form 10-Q
period 2013-06-30
MULTI FINELINE ELECTRONIX INC
filed 2013-08-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2013 was 24,049,672.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$114,095	$82,322
Accounts receivable, net of allowances of $3,710 and $2,254 at June 30, 2013 and September 30, 2012, respectively	94,646	165,408
Inventories, net	73,613	124,770
Deferred taxes	6,119	6,100
Income taxes receivable	2,778	2,586
Other current assets	4,726	10,531

Total current assets	295,977	391,717
Property, plant and equipment, net	245,563	274,886
Land use rights	7,711	7,030
Deferred taxes	11,510	8,622
Goodwill	—	7,537
Other assets	6,062	6,618

Total assets	$566,823	$696,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$110,028	$199,737
Accrued liabilities	26,512	33,718
Income taxes payable	606	2,393

Total current liabilities	137,146	235,848
Other liabilities	19,517	18,573

Total liabilities	156,663	254,421
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2013 and September 30, 2012, respectively; 0 and 0 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2013 and September 30, 2012, respectively; 24,073,418 and 23,762,721 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	2	2
Additional paid-in capital	91,606	82,847
Retained earnings	271,127	318,187
Accumulated other comprehensive income	47,425	40,953

Total stockholders’ equity	410,160	441,989

Total liabilities and stockholders’ equity	$566,823	$696,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$136,066	$170,038	$599,390	$617,344
Cost of sales	140,312	154,382	594,466	546,445

Gross (loss) profit	(4,246)	15,656	4,924	70,899
Operating expenses:
Research and development	1,997	1,900	5,812	6,210
Sales and marketing	5,676	5,726	16,925	18,615
General and administrative	2,647	4,223	12,614	15,335
Stock-based compensation expense resulting from change in control	9,582	—	9,582	—
Impairment and restructuring	7,537	(732)	7,537	(2,468)

Total operating expenses	27,439	11,117	52,470	37,692

Operating (loss) income	(31,685)	4,539	(47,546)	33,207
Other income (expense), net:
Interest income	248	419	404	1,065
Interest expense	(112)	(206)	(361)	(440)
Other income (expense), net	73	58	228	1,861

(Loss) income before income taxes	(31,476)	4,810	(47,275)	35,693
(Provision for) benefit from income taxes	(53)	(984)	215	(6,219)

Net (loss) income	(31,529)	3,826	(47,060)	29,474

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,597	(1,125)	6,472	1,750

Total comprehensive (loss) income	$(27,932)	$2,701	$(40,588)	$31,224

Net (loss) income per share:
Basic	$(1.32)	$0.16	$(1.97)	$1.24

Diluted	$(1.32)	$0.16	$(1.97)	$1.22

Shares used in computing net (loss) income per share:
Basic	23,948,428	23,752,067	23,847,413	23,790,072
Diluted	23,948,428	24,043,920	23,847,413	24,100,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(47,060)	$29,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,027	40,097
Provision for doubtful accounts and allowances	1,461	1,232
Deferred taxes	(2,908)	(2,436)
Stock-based compensation expense	13,009	4,304
Income tax benefit related to stock option exercises	(29)	(76)
Asset impairments	7,537	—
Restructuring asset recoveries	—	(2,468)
Gain on disposal of equipment	(1,661)	(697)
Changes in operating assets and liabilities:
Accounts receivable	69,544	40,372
Inventories	55,045	736
Other current assets	5,133	(83)
Other assets	(34)	(4,661)
Accounts payable	(62,797)	(25,376)
Accrued liabilities	(10,918)	(3,601)
Income taxes payable	(1,931)	4,111
Other liabilities	1,020	1,564

Net cash provided by operating activities	69,438	82,492
Cash flows from investing activities
Purchases of property and equipment	(35,945)	(54,644)
Proceeds from sale of equipment and assets held for sale	2,360	11,471

Net cash used in investing activities	(33,585)	(43,173)
Cash flows from financing activities
Income tax benefit related to stock option exercises	29	76
Tax withholdings for net share settlement of equity awards	(2,762)	(1,112)
Proceeds from exercise of stock options	608	162
Repurchase of common stock	(1,617)	(8,844)

Net cash used in financing activities	(3,742)	(9,718)
Effect of exchange rate changes on cash	(338)	(60)

Net increase in cash	31,773	29,541
Cash and cash equivalents at the beginning of the period	82,322	97,890

Cash and cash equivalents at the end of the period	$114,095	$127,431

Non-cash investing activities
Purchases of property and equipment	$3,892	$29,670

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

WBL Corporation Limited (“WBL”), through its affiliates and subsidiaries, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of June 30, 2013 and September 30, 2012. On May 28, 2013, United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), filed with the Securities and Exchange Commission (“SEC”) an Initial Statement of Beneficial Ownership of Securities on Form 3 and a Schedule 13D under the Securities Exchange Act of 1934 announcing that UEL, through UECV, owned or had agreed to acquire, pursuant to a cash offer, more than 50% of the ordinary stock units of WBL.

This beneficial ownership of the Company’s common stock by WBL (and UE after May 28, 2013) provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with WBL/UE which require a separate vote of the non-WBL/UE stockholders.

2. Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); and one located in Korea: MFLEX Korea, Ltd. (“MKR”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Recently Issued Accounting Pronouncements Not Yet Adopted

During July 2013, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (which is October 1, 2014 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of this revised guidance on its financial position, results of operations and cash flows.

Reclassifications

During the three months ended September 30, 2012, the Company effectively changed its accounting policy with regard to freight out costs. Freight out costs were previously classified as cost of sales but, going forward, will be classified as sales and marketing. Given the immateriality of these costs, the Company prospectively began reflecting freight out costs in sales and marketing beginning in the three months ended September 30, 2012. The Company evaluated the materiality of such change from both a quantitative and qualitative basis and concluded that reclassification of such costs on a prior or current year basis was immaterial and, accordingly, did not reclassify such costs that were previously included in cost of sales for periods previously reported prior to the change. For the three and nine months ended June 30, 2013, freight out costs included in sales and marketing amounted to $592 and $2,008, respectively, and for the three and nine months ended June 30, 2012, freight out costs included in cost of sales amounted to $642 and $2,164, respectively.

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to money market funds and derivative financial instruments are measured at fair value at the end of each reporting period. The fair value of the Company’s money market funds were measured using Level 1 fair value inputs and the fair value of the Company’s derivative assets and liabilities were measured using Level 2 fair value inputs, which consisted of observable market-based inputs of foreign currency spot and forward rates quoted by major financial institutions.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of June 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,083	$—	$—
Forward contracts (other current assets)	—	282	—
Forward contracts (accrued liabilities)	—	(93)	—

	$5,083	$189	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2012
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$12,037	$—	$—

	$12,037	$—	$—

As further discussed in Note 8, at June 30, 2013 goodwill was measured at fair value on a nonrecurring basis for the Company's one reporting unit and it was determined that the goodwill be fully impaired with an impairment charge of $7,537 recorded during the three months ended June 30, 2013. The fair value of the goodwill was determined using Level 3 fair value inputs, which consisted of unobservable inputs that were not corroborated by market data.

Inventories

Inventories, net of related allowances, were comprised of the following:

	June 30, 2013	September 30, 2012
Raw materials and supplies	$20,298	$34,265
Work-in-progress	15,989	30,186
Finished goods	37,326	60,319

	$73,613	$124,770

During the three months ended March 31, 2013, the Company recorded inventory write-downs of $9,195 as a result of unusable components and $1,719 as a result of uncertainty in near-term demand forecasts. The Company did not record any material write-downs during the three months ended June 30, 2013.

Property, Plant and Equipment

Property, plant and equipment, net, were comprised of the following:

	June 30, 2013	September 30, 2012
Building	$68,217	$68,252
Machinery and equipment	394,968	379,046
Computers and capitalized software	12,564	10,194
Leasehold improvements	14,099	13,686
Construction-in-progress	3,954	11,639

	$493,802	$482,817
Accumulated depreciation and amortization	(248,239)	(207,931)

	$245,563	$274,886

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended June 30, 2013 and 2012 were as follows:

	Balance at April 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2013	$223	$(1,426)	$1,959	$756
Fiscal 2012	$300	$(170)	$95	$225

Changes in the product warranty accrual for the nine months ended June 30, 2013 and 2012 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2013	$346	$(2,252)	$2,662	$756
Fiscal 2012	$279	$(821)	$767	$225

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Basic weighted-average number of common shares outstanding	23,948,428	23,752,067	23,847,413	23,790,072
Dilutive effect of potential common shares	—	291,853	—	310,600

Diluted weighted-average number of common and potential common shares outstanding	23,948,428	24,043,920	23,847,413	24,100,672

Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	938,850	404,146	982,851	368,488

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding capital purchase commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding capital purchase commitments totaled $7,172 and $4,757 as of June 30, 2013 and September 30, 2012, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of June 30, 2013 and September 30, 2012 were $19,740 and $17,741, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers inclusive of net sales made to their designated sub-contractors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
OEM C	59%	73%	76%	71%
OEM D	23%	12%	12%	18%

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Smartphones	78%	52%	69%	70%
Tablets	13%	41%	23%	27%
Consumer electronics	8%	2%	7%	1%

3. Lines of Credit

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 Chinese Renminbi (“RMB”) ($48,554 at June 30, 2013). The CCB Credit Line will mature in May 2016. MFC and CCB have also entered into a Facility Offer Letter which sets forth the pricing negotiated by the parties. Interest on the credit line agreement for RMB lending is based on the current rate set by the People’s Bank of China at the time of borrowing. For U.S. dollar lending, the interest rate will be negotiated and determined by both parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

During March 2013, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000. The MCH Credit Line will mature in February 2014. MFLEX Chengdu and BC have also entered into a Facility Offer Letter which sets forth the pricing negotiated by BC and MFLEX Chengdu. The loan interest rate shall be negotiated by the parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

During January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch (“JPM”), as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. All outstanding principal, and accrued and unpaid interest, under the Facility Agreement will be due and payable in January 2015, the termination date of the Facility Agreement.

During July 2010, MFC entered into a Line of General Credit Agreement with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), which provides for a borrowing facility for 200,000 RMB ($32,369 at June 30, 2013). For RMB lending, the interest rate is 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate. The interest for the U.S. dollar lending is calculated as LIBOR plus a mutually determined number of basis points. The basis points are determined according to the U.S. dollar lending cost in the Chinese domestic market. The line of credit matured in July 2013. During July 2013, MFC entered into a new credit line agreement with ABC for a borrowing facility for 200,000 RMB. Refer to Note 10 Subsequent Events for details.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Line of credit (CCB)	$48,554	$47,312	$—	$—
Line of credit (BC)	11,000	11,000	—	—
Line of credit (JPM)	50,000	50,000	—	—
Line of credit (ABC)	32,369	31,541	—	—

	$141,923	$139,853	$—	$—

As of June 30, 2013, the Company was in compliance with all covenants under the lines of credit.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales
United States	$2,861	$5,690	$8,716	$19,412
China	152,653	149,384	593,813	574,049
Singapore	128,972	163,532	583,659	595,310
Other	1,121	—	1,585	184
Eliminations	(149,541)	(148,568)	(588,383)	(571,611)

Total	$136,066	$170,038	$599,390	$617,344

Operating (loss) income
United States	$(6,002)	$(1,667)	$(10,196)	$(3,789)
China	(8,953)	(2,152)	(10,951)	5,262
Singapore	(11,757)	8,001	(23,218)	35,104
Other	(4,996)	(695)	(6,530)	(2,241)
Eliminations	23	1,052	3,349	(1,129)

Total	$(31,685)	$4,539	$(47,546)	$33,207

Depreciation and amortization
United States	$544	$584	$1,841	$1,945
China	28,265	12,780	41,967	37,936
Singapore	35	23	94	71
Other	40	47	125	145

Total	$28,884	$13,434	$44,027	$40,097

	June 30, 2013	September 30, 2012
Total assets
United States	$130,806	$149,484
China	404,103	448,759
Singapore	258,255	351,905
Other	1,605	5,057
Eliminations	(227,946)	(258,795)

Total	$566,823	$696,410

5. Stock-Based Compensation

Stock Options

Stock option activity for the nine months ended June 30, 2013 under the Company’s 2004 Stock Incentive Plan, as amended and restated to date (the “2004 Plan”) is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Stock options outstanding at September 30, 2012	219,492	$10.74
Granted	—	—
Exercised	(54,840)	10.00
Forfeited	—	—
Expired	—	—

Stock options outstanding and exercisable at June 30, 2013	164,652	$10.98	$720	1.1

Stock options vested and expected to vest at June 30, 2013	164,652	$10.98	$720	1.1

The aggregate intrinsic value of stock options exercised was $6 and $278 during the three and nine months ended June 30, 2013, respectively, and was $21 and $246 during the three and nine months ended June 30, 2012, respectively. No unearned compensation existed as of June 30, 2013 related to stock options.

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

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time, under the 2004 Plan. For such performance-based RSUs, the Company records share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. Management generally considers the probability that the performance metrics will be achieved to be a 70% chance or greater (“Probability Threshold”). At the end of each reporting period, the Company evaluates the awards to determine if the related performance metrics meet the Probability Threshold. If the Company determines that the vesting of any of the outstanding performance-based RSUs does not meet the Probability Threshold, the compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made. However, if at a future date conditions have changed and the Probability Threshold is deemed to be met, the previously reversed stock-based compensation expense, as well as all subsequent projected stock-based compensation expense through the date of evaluation, is recognized in the period in which this new determination is made.

On June 27, 2013, the Company granted 24,525 performance-based RSUs (the “June 2013 Awards”). The June 2013 Awards vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about June 27, 2014. The June 2013 Awards contain performance conditions whereby the Company recorded share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. As of June 30, 2013, the Company considers the vesting of the June 2013 Awards to be probable.

RSU activity for the nine months ended June 30, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2012	605,673	$22.02
Granted	428,817	17.07
Vested	(516,444)	20.42
Forfeited	(103,905)	25.07

Non-vested shares outstanding at June 30, 2013	414,141	$18.13

RSU details for the three and nine months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service-based RSUs granted	126,450	1,627	332,261	184,710
Performance-based RSUs granted	24,525	—	96,556	110,046
Weighted-average grant-date fair value of non-vested RSUs granted	$15.03	$25.41	$17.07	$20.20
Weighted-average grant-date fair value of RSUs vested	$19.36	$21.27	$20.42	$21.00
Aggregate intrinsic value of RSUs vested	$5,583	$287	$8,094	$3,891

Unearned compensation as of June 30, 2013 was $4,132 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.5 years.

Stock Appreciation Rights

From time to time, the Company grants stock appreciation rights (“SSARs”) to be settled in Company common stock. These grants are made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period).

SSAR activity for the nine months ended June 30, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2012	479,581	$20.88
Granted	216,092	17.90
Exercised	—	—
Forfeited	—	—
Expired	—	—

SSARs outstanding at June 30, 2013	695,673	$19.96	$241	7.8

SSARs exercisable at June 30, 2013	695,673	$19.96	$241	7.8

SSARs vested and expected to vest at June 30, 2013	695,673	$19.96	$241	7.8

SSARs granted during the nine months ended June 30, 2012 were 141,107. The aggregate intrinsic value of SSARs exercised during the three and nine months ended June 30, 2012 was $0 and $69, respectively. No SSARs were exercised during the three and nine months ended June 30, 2013. Unearned compensation as of June 30, 2013 was $0 as all SSARs were vested.

Change in Control

In connection with the stock acquisition made by UE of WBL discussed in Note 1, the Company reviewed the 2004 Plan, and its Change in Control Plan dated January 18, 2012 (the “Plan”), and determined that a “Change in Control,” as defined in the 2004 Plan and the Plan, occurred as of May 23, 2013. As a result, the Company recorded expense of $9,582 during the three months ended June 30, 2013 related to the accelerated vesting of outstanding serviced-based RSUs and SSARs, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013. The expense consisted of the following:

	Number of Units	Three Months Ended June 30, 2013
Serviced-based RSUs	364,625	$5,330
SSARs	346,484	1,650
Conversion of performance-based RSUs to service-based RSUs	266,166	2,602

Total		$9,582

The expense was included as stock-based compensation expense resulting from change in control in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013.

Stock-based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type (excluding the aforementioned stock-based compensation expense resulting from the Change in Control) included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$78	$95	$344	$343
Research and development	103	165	409	525
Sales and marketing	130	244	522	629
General and administrative	568	912	2,152	2,807

Total	$879	$1,416	$3,427	$4,304

The following table shows a summary of the stock-based compensation expense by award type (including the aforementioned stock-based compensation expense resulting from the Change in Control) recorded during the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
RSUs	$8,656	$1,108	$10,642	$3,467
SSARs	1,805	308	2,367	837

Total	$10,461	$1,416	$13,009	$4,304

6. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of June 30, 2013. During the three months ended June 30, 2013, a total of 11,708 shares were repurchased at a weighted-average purchase price of $14.77 per share for a total value of $173.

The following table shows a summary of shares repurchased as of June 30, 2013 for each of the Company’s 105b-1 Repurchase Plan Agreements under the current share repurchase program:

Date Entered	Expiry Date	Maximum Shares	Shares Repurchased	Weighted-Average Purchase Price Per Share	Total Value of Shares Repurchased
May 3, 2013	August 13, 2013	535,406	11,708	$14.77	$173
December 3, 2012	December 31, 2012	200,000	76,194	$18.95	$1,444
September 2, 2011	June 2, 2012	500,000	488,400	$20.17	$9,853

The repurchased shares are generally retired during the quarter they are repurchased, and the excess of the repurchase price over par value is booked as an adjustment to additional paid-in capital in the periods in which the respective shares are retired.

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

At the end of third quarter, the Company had incurred significant losses in one of its entities. In addition, the changes in the Company’s forecasted results during the three months ended June 30, 2013 resulted in the Company projecting a three-year cumulative loss by the end of its fourth quarter of fiscal 2013 for this jurisdiction. Evidence such as cumulative losses in recent years represented sufficient negative evidence to require a valuation allowance. As a result, the Company recorded a charge of $3,133 to reflect a valuation allowance against the Company’s previously recorded deferred tax assets related to one of its entities. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support its reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no other valuation allowances were required on its other jurisdictions.

8. Impairment and Restructuring

Goodwill Impairment

The Company evaluates its goodwill balance typically during the fourth quarter of each fiscal year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Given the continued decline in the Company’s stock price and market capitalization below the carrying value of the Company’s net assets, as well as continued decreases in net sales, gross profit, and operating income compared with forecasted results during the third quarter of fiscal 2013, the Company considered these factors as indicators of possible impairment of goodwill and long-lived assets as defined under the relevant FASB authoritative accounting guidance. As a result, the Company determined an interim impairment test was necessary while preparing its financial statements for the three and nine months ended June 30, 2013.

The Company performed the interim goodwill impairment test on its single reporting unit. Because the first phase of the goodwill impairment test (“Step 1”) indicated that the reporting unit’s carrying value exceeded its fair value, a second phase (“Step 2”) was performed. Under Step 2, for the purpose of deriving the implied fair value of goodwill, the fair value of the Company’s net assets were estimated using several methods, including utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the Company's weighted average cost of capital and market indicators. To measure the amount of impairment, the implied fair value of the goodwill was then compared to the recorded goodwill. Upon completion of the impairment test, the Company determined that its goodwill was fully impaired and recorded a goodwill impairment charge of $7,537 during the three months ended June 30, 2013.

With respect to other long-lived assets which were mainly comprised of property, plant and equipment, the Company compared its calculation of the undiscounted cash flows to the carrying value of the assets and concluded that that no other instances of impairment were identified as a result of the interim test as of June 30, 2013.

Restructuring

During the three and nine months ended June 30, 2012, the Company recorded restructuring asset recoveries of $732 and $2,468, respectively, related to a gain on sale of its former corporate headquarters building and certain of its previously impaired machinery and equipment.

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As of June 30, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥311,888	$50,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized gains (losses) of $530 and $480 during the three and nine months ended June 30, 2013 and ($619) and $270 during the three and nine months ended June 30, 2012, respectively, related to derivative financial instruments.

10. Subsequent Events

On July 1, 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with ABC, providing for a line of credit to MFC in an amount of 200,000 RMB. The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. In addition, MFC and ABC entered into a Facility Offer Letter dated as of July 1, 2013 (the “Facility Offer Letter”). The Facility Offer Letter sets forth the loan pricing. Pursuant to the Facility Offer Letter, the loan interest rate for the U.S. dollar borrowing under the MFC Credit Line will be negotiated by the parties based on the lending cost in the Chinese market for the U.S. dollar transactions on the day the loan is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, sales growth, net income, inventory levels, production build plans, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, our ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex and flex assemblies in smartphones, tablets and other consumer electronic devices, the adequacy and expansion of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our success with new and current customers, our ability to be competitive in terms of price, technology, capability and manufacturing, our ability to maintain or grow our market share, our ability to diversify our customer base, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels, costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A. – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	103.1	90.8

Gross (loss) profit	(3.1)	9.2
Operating expenses:
Research and development	1.5	1.1
Sales and marketing	4.2	3.4
General and administrative	1.9	2.5
Stock-based compensation expense resulting from change in control	7.0	—
Impairment and restructuring	5.5	(0.5)

Total operating expenses	20.1	6.5

Operating (loss) income	(23.2)	2.7
Other income (expense), net:
Interest income	0.2	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.1	0.0

(Loss) income before income taxes	(23.0)	2.8
Benefit from (provision for) income taxes	0.0	(0.6)

Net (loss) income	(23.0)%	2.2%

Net Sales. Net sales decreased to $136.1 million for the three months ended June 30, 2013, from $170.0 million for the three months ended June 30, 2012. The decrease of $33.9 million, or 19.9%, was primarily due to decreased sales into our tablets sector, partially offset by increased sales into our smartphone and consumer electronics sectors, as further quantified below. Our newer customers accounted for approximately 15% of our net sales during the three months ended June 30, 2013, compared to approximately 9% of our net sales during the three months ended June 30, 2012.

Net sales into our tablets sector decreased to $17.1 million for the three months ended June 30, 2013, from $70.6 million for the three months ended June 30, 2012. The decrease of $53.5 million in sales into the tablets sector was due primarily to decreased sales volume to one major customer in this sector of $54.1 million, or 76.8%, as a result of us selectively choosing not to pursue a new program due to anticipated reduced gross margins for the program. For the three months ended June 30, 2013, and 2012, the tablets sector accounted for approximately 13% and 41% of total net sales, respectively.

Net sales into our smartphones sector increased to $105.5 million for the three months ended June 30, 2013, from $88.5 million for the three months ended June 30, 2012. The increase of $17.0 million, or 19.2%, was primarily due to increased sales volume as a result of product mix to two major customers in this sector. Net sales to newer customers into this sector increased to $18.7 million during the three months ended June 30, 2013 from $15.6 million, or 19.9%, in the comparable period of the prior year. For the three months ended June 30, 2013 and 2012, our smartphones sector accounted for approximately 78% and 52% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $10.9 million for the three months ended June 30, 2013, from $3.9 million for the three months ended June 30, 2012. The increase of $7.0 million in sales into our consumer electronics sector was due to new program ramps for one of our key customers in this sector. Shipments into the consumer electronics sector accounted for approximately 8% and 2% of total net sales for the three months ended June 30, 2013 and 2012, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 103.1% for the three months ended June 30, 2013 versus 90.8% for the three months ended June 30, 2012. The increase in cost of sales as a percentage of net sales was primarily attributable to lower overhead absorption due to reduced production levels. Production levels were reduced due to lower demand. In the prior fiscal year, we had increased capacity so our manufacturing facilities could produce up to approximately $350 million of net sales. Based on this capacity, our capacity utilization was approximately 39% for the three months ended June 30, 2013. Gross profit decreased to gross loss of $4.2 million for the three months ended June 30, 2013, versus gross profit of $15.7 million for the three months ended June 30, 2012. As a percentage of net sales, gross profit decreased to (3.1%) for the three months ended June 30, 2013 from 9.2% for the three months ended June 30, 2012.

Research and Development. Research and development expense increased by $0.1 million to $2.0 million for the three months ended June 30, 2013, from $1.9 million for the three months ended June 30, 2012. As a percentage of net sales, research and development expense increased to 1.5% versus 1.1% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense remained flat at $5.7 million for the three months ended June 30, 2013 and the comparable period of the prior year. As a percentage of net sales, sales and marketing expense increased to 4.2% versus 3.4% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.6 million to $2.6 million for the three months ended June 30, 2013 from $4.2 million in the comparable period of the prior year, a decrease of 38.1%. This decrease is primarily the result of a gain on disposal of a manufacturing facility in China. As a percentage of net sales, general and administrative expense decreased to 1.9% versus 2.5% in the comparable period of the prior year.

Stock-based compensation expense resulting from change in control. Stock-based compensation expense resulting from change in control was $9.6 million for the three months ended June 30, 2013. This expense is related to the accelerated vesting of outstanding serviced-based restricted stock units (“RSUs”) and stock appreciation rights (“SSARs”), as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013 as part of our Change in Control. Refer to Note 5 Stock-based Compensation in the Notes to Condensed Consolidated Financial Statements for further details.

Impairment and Restructuring. A goodwill impairment charge of $7.5 million was recorded during the three months ended June 30, 2013. Refer to Note 8 Impairment and Restructuring in the Notes to Condensed Consolidated Financial Statements for further details. For the three months ended June 30, 2012, impairment and restructuring consisted of recoveries of $0.7 million which was the result of a gain on sale of our former property in Arizona.

Other Income (Expense), Net. Other income, net remained flat at $0.1 million for the three months ended June 30, 2013 and 2012.

Income Taxes. The effective tax rate for three months ended June 30, 2013 and 2012 was 0.2% and 20.5%, respectively. The variance in our effective tax rate is primarily the net result of our income and tax expense distribution by region. In addition, we established a valuation allowance against deferred tax assets of $3.1 million related to one of our entities. We expect future tax rates to vary if current tax regulations change.

Comparison of the Nine Months Ended June 30, 2013 and 2012

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	99.2	88.5

Gross profit	0.8	11.5
Operating expenses:
Research and development	1.0	1.0
Sales and marketing	2.8	3.0
General and administrative	2.1	2.5
Stock-based compensation expense resulting from change in control	1.6	—
Impairment and restructuring	1.3	(0.4)

Total operating expenses	8.8	6.1

Operating (loss) income	(8.0)	5.4
Other income (expense), net:
Interest income	0.1	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.0	0.3

(Loss) income before income taxes	(8.0)	5.8
Benefit from (provision for) income taxes	0.0	(1.0)

Net (loss) income	(8.0)%	4.8%

Net Sales. Net sales decreased to $599.4 million for the nine months ended June 30, 2013, from $617.3 million for the nine months ended June 30, 2012. The decrease of $17.9 million, or 2.9%, was primarily due to decreased sales into our smartphone and tablets sectors, partially offset by increased sales into our consumer electronics sector, as further quantified below. Our newer customers accounted for approximately 10% of our net sales during the nine months ended June 30, 2013, compared to approximately 6% of our net sales during the nine months ended June 30, 2012.

Net sales into our smartphones sector decreased to $415.8 million for the nine months ended June 30, 2013, from $431.2 million for the nine months ended June 30, 2012. The decrease of $15.4 million, or 3.6%, was primarily due to decreased sales volumes as a result of product mix to a major customer of 35.0% in this sector, partially offset by increased sales volume as a result of product mix to another major customer of 11.7% in this sector. Net sales to newer customers into this sector increased to $39.2 million during the nine months ended June 30, 2013 from $32.1 million, or 22.1%, in the comparable period of the prior year. For the nine months ended June 30, 2013 and 2012, our smartphones sector accounted for approximately 69% and 70% of total net sales, respectively.

Net sales into our tablets sector decreased to $136.8 million for the nine months ended June 30, 2013, from $165.5 million for the nine months ended June 30, 2012. The decrease of $28.7 million, or 17.3%, was due primarily to lower sales volume to a major customer in this sector as a result of us selectively choosing not to pursue a new program due to anticipated reduced gross margins for the program. For the nine months ended June 30, 2013, and 2012, our tablets sector accounted for approximately 23% and 27% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $40.3 million for the nine months ended June 30, 2013, from $4.4 million for the nine months ended June 30, 2012. The increase in sales into the consumer electronics sector was due to new program ramps for one of our key customers in this sector. Sales into our consumer electronics sector accounted for approximately 7% and 1% of total net sales for the nine months ended June 30, 2013 and 2012, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 99.2% for the nine months ended June 30, 2013 versus 88.5% for the nine months ended June 30, 2012. The increase in cost of sales as a percentage of net sales was primarily attributable to lower overhead absorption due to reduced production levels. Production levels were reduced due to the lower demand. In addition, cost of sales for the nine months ended June 30, 2013 included a $10.9 million write-down of inventory incurred during the second quarter of fiscal 2013 mainly as a result of unusable components, including $1.7 million that was written-down as a result of uncertainty in near-term demand forecasts. Gross profit decreased to $4.9 million for the nine months ended June 30, 2013, versus $70.9 million for the nine months ended June 30, 2012, or 93.1%. As a percentage of net sales, gross profit decreased to 0.8% for the nine months ended June 30, 2013 from 11.5% for the nine months ended June 30, 2012.

Research and Development. Research and development expense decreased by $0.4 million to $5.8 million for the nine months ended June 30, 2013, from $6.2 million for the nine months ended June 30, 2012. The decrease is primarily related to a reduction in costs as part of our continued effort to move research and development costs to China, where overall costs are lower. As a percentage of net sales, research and development expense remained consistent at 1.0% for the nine months ended June 30, 2013 and the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $1.7 million to $16.9 million for the nine months ended June 30, 2013, from $18.6 million in the comparable period of the prior year, a decrease of 9.1%. The decrease is primarily the result of lower negotiated commission rates, coupled with lower sales volumes in the comparable periods. As a percentage of net sales, sales and marketing expense decreased to 2.8% versus 3.0% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $2.7 million to $12.6 million for the nine months ended June 30, 2013 from $15.3 million in the comparable period of the prior year, which is a decrease of 17.6%. This decrease is primarily the result of a gain on disposal of a manufacturing facility in China as well as reduced discretionary spending in order to reduce total operating expenses in periods of lower utilization. As a percentage of net sales, general and administrative expense decreased to 2.1% versus 2.5% in the comparable period of the prior year.

Stock-based compensation expense resulting from change in control. Stock-based compensation expense resulting from change in control was $9.6 million for the nine months ended June 30, 2013. This expense is related to the accelerated vesting of outstanding serviced-based RSUs and SSARs, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013 as part of our Change in Control. Refer to Note 5 Stock-based Compensation in the Notes to Condensed Consolidated Financial Statements for further details.

Impairment and Restructuring. A goodwill impairment charge of $7.5 million was recorded during the nine months ended June 30, 2013. Refer to Note 8 Impairment and Restructuring in the Notes to Condensed Consolidated Financial Statements for further details. Impairment and restructuring consisted of recoveries of $2.5 million for the nine months ended June 30, 2012, which was the result of a gain on sale of our former corporate headquarters building and our former property in Arizona.

Other Income (Expense), Net. Other income, net decreased to $0.2 million for the nine months ended June 30, 2013, from other income, net of $1.9 million for the nine months ended June 30, 2012. This decrease was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for nine months ended June 30, 2013 and 2012 was a benefit of 0.5% and a provision of 17.4%, respectively. The variance in our effective tax rate is primarily the net result of our income and tax expense distribution by region. In addition, we established a valuation allowance against deferred tax assets of $3.1 million related to one of our entities. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our fourth quarter of fiscal 2013, we expect net sales to range between $195 and $215 million.

Cost of Sales and Gross Profit. For our fourth quarter of fiscal 2013, we expect gross margin to range between 1 to 3 percent based on production build plans, projected sales volumes and anticipated product mix.

Operating Expenses. We expect operating expenses to be between approximately $12 million and $13 million during the fourth fiscal quarter of 2013.

Capital Expenditures. For our fourth quarter of fiscal 2013, we are anticipating approximately $10 million in capital expenditures which would bring our total fiscal 2013 capital expenditures to approximately $46 million.

Income Taxes. For our fourth quarter of fiscal 2013, we expect a tax expense of approximately $2 to $3 million. We expect to return to a tax rate of approximately 20% in fiscal 2014.

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

Changes in the principal components of operating cash flows during the nine months ended June 30, 2013 were as follows:

•

Our net accounts receivable balance decreased to $94.6 million as of June 30, 2013 from $165.4 million as of September 30, 2012, or 42.8%. Days sales outstanding on a quarterly basis decreased 11 days from September 30, 2012 to 63 days at June 30, 2013, primarily as the result of improved collections.

•

Our net inventory balance decreased to $73.6 million as of June 30, 2013 from $124.8 million as of September 30, 2012, a decrease of 41.0%. Days in inventory on a quarterly basis decreased 12 days from September 30, 2012 to 47 days at June 30, 2013 primarily as a result of our planned scaled-back production to reduce inventory-on-hand at June 30, 2013.

•

Our accounts payable balance decreased to $110.0 million as of June 30, 2013 from $199.7 million as of September 30, 2012, a decrease of 44.9% due to the lower production volume in our third fiscal quarter of 2013 as previously mentioned. Days payable on a quarterly basis decreased 25 days to 70 days, primarily as a result of the timing of inventory purchases and more favorable vendor payment terms.

•

Depreciation and amortization expense was $44.0 million for the nine month ended June 30, 2013, versus $40.1 million for the comparable period of the prior year, primarily due to an increased fixed asset base in manufacturing operations in China as well as new machinery and equipment placed into service for production on new programs.

Our principal investing and financing activities during the nine months ended June 30, 2013 were as follows:

•

Net cash used in investing activities was $33.6 million for the nine months ended June 30, 2013 and consisted mainly of cash purchases of capital equipment and other assets, which were primarily related to machinery and equipment purchases for new programs.

•

Net cash used in financing activities was approximately $3.7 million for the nine months ended June 30, 2013 and consisted of repurchases of common stock of $1.6 million and tax withholdings for net share settlements of equity awards to employees of $2.8 million, partially offset by $0.6 million of proceeds from exercise of stock options. Our loans payable and borrowings outstanding against credit facilities were zero at June 30, 2013 and September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2013, no amounts were outstanding under our loan agreements with China Construction Bank, Bank of China Co., Ltd, JPMorgan Chase Bank, N.A. or Agricultural Bank of China. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $591.9 million, or approximately 99%, of total shipments to these foreign manufacturers during the nine months ended June 30, 2013 were made in U.S. dollars with the remaining balance of our net sales denominated in Chinese Renminbi (“RMB”). We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The average exchange rate for the RMB to the U.S. dollar was 6.26 during the nine months ended June 30, 2013. We attempt to manage our working capital in a manner to minimize our foreign currency exposure. From time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. On June 30, 2013, we had outstanding forward contracts with notional amounts aggregating to approximately 311.9 million RMB (approximately U.S. $50.0 million), and the recorded fair value of the associated assets and liabilities was not material.

Liquidity Risk

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next twelve months. If we need additional cash to fund our operations, we would access our global credit lines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended June 30, 2013, 2012 and 2011, approximately 69%, 70% and 85%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 23%, 27% and 10%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7%, 1% and 1%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector (excluding tablets). In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and BlackBerry Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2012, 2011 and 2010, approximately 74%, 44% and 43%, respectively, of our net sales were to the same one customer and in the third quarter of fiscal 2013, approximately 59% of our sales were to one customer. Furthermore, in the fiscal years ended September 30, 2012, 2011 and 2010, approximately 90%, 86% and 85% of our net sales were to the same two customers, and approximately 94%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

We will have difficulty selling our products if customers do not design flexible printed circuits and assemblies into their product offerings or our customers’ product offerings are not commercially successful.

We sell our flexible printed circuits and assemblies directly or indirectly to OEMs, who include our flexible circuits and component assemblies in their product offerings. We must continue to design our products into our customers’ product offerings in order to remain competitive. However, our OEM customers may decide not to design flexible printed circuits into their product offerings (or may reduce the amount of flex in a product offering), or may procure flexible printed circuits from one of our competitors. If an OEM selects one of our competitors to provide a product instead of us or switches to alternative technologies developed or manufactured by one or more of our competitors, it becomes significantly more difficult for us to sell our products to that OEM because changing component providers after the initial production runs begin involves significant cost, time, effort and risk for the OEM. Even if an OEM designs one of our products into its product offering, the product may not be commercially successful or may experience product failures, we may not receive any orders from that manufacturer, the OEM may qualify additional vendors for the product or we could be undercut by a competitor’s pricing. Additionally, if an OEM selects one or more of our competitors, they may rely upon such competitors for the life of that specific offering and subsequent generations of similar offerings. Any of these events would result in fewer sales and reduced profits for us, and could adversely affect the accuracy of any forward-looking guidance we may give.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

In addition, we are increasingly being required to purchase materials, components and equipment before a customer becomes contractually committed to an order so that we may timely deliver the expected order to the customer. We may increase our production capacity, working capital and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced or canceled. As a result, we may be unable to recover costs that we incur in anticipation of orders that are never placed or are cancelled without liability after placed, such as costs associated with purchased raw materials, components or equipment. Delayed, reduced or canceled orders could also result in write-offs of obsolete inventory. Although we estimate inventory reserve amounts, the amount reserved may not be sufficient for such write-offs. In addition, we may underutilize our manufacturing capacity if we decline other orders because we expect to use our capacity for orders that are later delayed, reduced or canceled.

Our industry is extremely competitive, and if we are unable to respond to competitive pressures we may lose sales and our market share could decline.

We compete primarily with large flexible printed circuit board manufacturers located throughout Asia, including Taiwan, China, Korea, Japan and Singapore. We believe that the number of companies producing flexible printed circuit boards has increased materially in recent years and may continue to increase. In addition, certain former competitors are in the process of re-instituting their flexible printed circuit production which will increase competition in our market. Certain EMS providers have developed or acquired their own flexible printed circuit manufacturing capabilities or have extensive experience in electronics assembly, and in the future may cease ordering products from us or even compete with us on OEM programs. In addition, the number of customers in the market has been decreasing through consolidation and otherwise and the smartphone and tablet markets continue to become more competitive in terms of pricing. Furthermore, many companies in our target customer base may move the design and manufacturing of their products to original design manufacturers in Asia. These factors, among others, make our industry extremely competitive. If we are not successful in addressing these competitive aspects of our business, we may not be able to grow or maintain our market share, net sales, or profitability.

Our products and their terms of sale are subject to various pressures from our customers, competitors and market forces, any of which could harm our gross profits.

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our manufacturing efficiency, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain products we produce in order to gain additional orders on a particular program. A typical life cycle for one of our products has our selling price decrease as the program matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales as a percentage of net sales may increase, which would harm our profitability and could affect our working capital levels.

In addition, our key customers and their subcontractors are able to exert significant pricing pressure on us and often require us to renegotiate the terms of our arrangements with them, including increasing or removing liability and indemnification thresholds and increasing the length of payment terms, among other terms. Increases in our labor costs, especially in China where we may have little or no advance notice of such increases, changes in contract terms and regular price reductions have historically resulted in lower gross margins for us and may continue to do so in future periods. Furthermore, our competitive position is dependent upon the yields and quality we are able to achieve on our products and our level of automation as compared to our competitors. We believe our competitors have been rapidly investing in more efficient and higher capability processes and automation, and if we do not match such investments, this could negatively impact our ability to compete on price, technology and capability. These trends and factors may harm our business and make it more difficult to compete effectively, and grow or maintain our net sales and profitability.

Significant product failures or safety concerns about our or our customers’ products could harm our reputation and our business.

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our or our customers’ products were to occur or if our, or our customers’ products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or, substantial penalties from, our customers and their customers, substantial refund, recall, repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly. Pronouncements by the World Health Organization listing mobile phone use as possibly carcinogenic may affect our customers’ sales and in turn affect our sales to our customers. Because we normally provide a warranty for our products, a significant claim for damages related to a breach of warranty could materially affect our financial results.

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

United Engineers Limited is deemed to have an indirect beneficial ownership in approximately 62% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s recent stock acquisition of WBL) (collectively “UE Group”) is deemed to indirectly beneficially own the outstanding common stock in our Company which is beneficially owned by WBL, representing approximately 62% of such outstanding common stock. As a result, UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of UEL and/or WBL could change, and such change could affect the strategic direction of UEL and/or WBL and the way UEL and/or WBL influence our corporate actions. For example, so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of UEL and/or WBL may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover such sales.

In addition, for so long as WBL or its subsidiaries (collectively, the “WBL Entities”) effectively own at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any chief executive officer or the issuance of securities that would reduce the WBL Entities’ effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, UEL and/or WBL could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity require the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. The UE Group could also sell a controlling interest in us, or a portion of their interest, to a third party, including a participant in our industry, which could adversely affect our operations or our stock price.

The UE Group and its representatives on our board of directors may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, debt covenants, sales or distributions by the UE Group of our common stock and the exercise by the UE Group of its ability to influence our management and affairs. In general, our certificate of incorporation does not contain any provision that is designed to facilitate resolution of actual or potential conflicts of interest. If any conflict of interest is not resolved in a manner favorable to our stockholders, it could adversely affect our operations and our stockholders’ interests may be substantially harmed.

WBL is currently unable to vote its shares on certain matters that require stockholder approval without obtaining approval from the stockholders of WBL (and if applicable, UEL) and/or regulatory approval and it is possible that such stockholders or the relevant regulators may not approve the proposed corporate action.

Both WBL’s and UEL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). For example, under the rules of the Singapore Exchange, when we submit a matter for the approval of our stockholders, WBL (and if applicable, UEL) may be required to obtain the approval of its own respective stockholders for such action before WBL can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require WBL (and if applicable, UEL) to obtain its stockholders’ approval may include certain amendments of our certificate of incorporation, an acquisition or a sale of our assets the value of which exceeds certain prescribed thresholds under the rules of the Singapore Exchange, and certain issuances of our capital stock.

To obtain stockholder approval, WBL (and if applicable, UEL) must, inter alia, prepare a circular describing the proposal, submit it to the Singapore Exchange for review and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL and UEL are each required under its corporate rules to give its stockholders advance notice of the meeting. Consequently, if we need to obtain our stockholders’ approval for a matter which also requires the approval of the stockholders of WBL (and if applicable, UEL), the process of seeking stockholder approval from WBL (and if applicable, UEL) may delay our proposed action and it is possible that the stockholders of WBL (or if applicable, UEL) may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL was unable to vote at the meeting if the approval of the stockholders of WBL (and if applicable, UEL) is not obtained. The rules of the Singapore Exchange that govern WBL and UEL are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and complex than the existing rules and interpretations.

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

In addition, under our stockholder agreement with the WBL Entities, approval from a “WBL Director” on our board (as defined in such agreement) is required for the issuance of securities that would reduce its effective ownership of us to below a majority of the outstanding shares of our common stock as determined on a fully diluted basis. If such approval is required for a proposed financing, it is possible that we may not be able to obtain the approval for the financing and we may not be able to complete the transaction, which could make it more difficult to obtain sufficient funds to operate and expand our business.

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during February 2011, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2012. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

Also, a number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. For example, we currently enjoy tax incentives and holidays for certain of our facilities in Asia. However, any tax holiday or incentive we have could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate (China, for example) can change with little or no notice, and any such change may even apply retroactively. Any of such changes could adversely affect our effective tax rate.

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

Risks Related to Our Common Stock

Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects.

Pursuant to a Registration Rights Agreement between us and the WBL Entities, we have filed a Registration Statement on Form S-3, covering the re-sale of all 14,817,052 of our shares held by the WBL Entities. The WBL Entities may sell all or part of the shares of our common stock that it owns (or distribute those shares to its shareholders). A large influx of shares of our common stock into the market as a result of such sales, or the mere perception that these sales could occur, could cause the market price of our common stock to decline, perhaps substantially, and may weaken market confidence in us or our prospects, which could have an adverse effect on our financial condition, results of operation or stock price. Where a disposal by the WBL Entities of their shares of our common stock the value of which exceeds certain prescribed thresholds and constitutes a major transaction under the rules of the Singapore Exchange, such disposal would require the approval of the stockholders of WBL (and if applicable, UEL). The WBL Entities may be able to sell part of their shares of our common stock without requiring such stockholders’ approval if such thresholds are not exceeded, and even such sale could impact the market price of our common stock. Further, these sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve month period from July 1, 2012 through June 30, 2013, our common stock price closed between $14.02 and $29.51 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.1 million shares of common stock outstanding as of June 30, 2013, approximately 14.8 million of those shares are held by the WBL entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors — Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

The following table presents stock repurchases by month during the third fiscal quarter of 2013. No stock repurchases were made during April or May of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 1, 2013 – June 30, 2013	11,708	$14.77	576,302	523,698

(1)

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. This amount represented approximately five percent of our common stock outstanding as of June 30, 2013. On May 3, 2013, we entered into a 10b5-1 Repurchase Plan Agreement, providing for the repurchase of up to 535,406 of such shares. A total of 11,708 of such shares were repurchased under such 10b5-1 Repurchase Plan Agreement at a weighted-average purchase price of $14.77 per share, for a total value of $0.2 million. The 10b5-1 Repurchase Plan Agreement will expire on August 3, 2013.

Item 6.	Exhibits

The exhibit list required by this Item 6 is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: August 8, 2013	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/24/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	6/24/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/24/2004

10.20	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.		8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.62	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.	10-Q	000-50812	2/3/2011

10.73	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.	10-Q	000-50812	2/3/2011

10.74	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.	10-Q	000-50812	5/5/2011

10.76	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.	8-K	000-50812	1/19/2012

10.77	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).	8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.	8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.	8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.	8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.	8-K	000-50812	3/27/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.	8-K	000-50812	3/27/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan	10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013	8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013	8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
**	Furnished, not filed.
#	Confidential treatment has been granted for certain portions of this agreement.