Form 10-K
period 2013-09-30
MULTI FINELINE ELECTRONIX INC
filed 2013-11-13
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on March 28, 2013) was $135,828,130. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2013 was 24,082,802.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders.

Multi-Fineline Electronix, Inc.

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I

Item 1.	Business

Overview

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Irvine, California; Suzhou, China; Chengdu, China; Cambridge, England; Korea; Taiwan; and Singapore, we offer a global service and support base for the sale, design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We currently target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, personal computers, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, we seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We are party to several contracts with our customers. These contracts generally provide that we will manufacture products for the customers against purchase orders delivered by the customers or their subcontractors. The contracts provide for no minimum purchase obligations, but do generally contain terms regarding timing of payment, product delivery, product quality controls, confidentiality, ownership of intellectual property and indemnification. Additional terms may also be included in specific purchase orders. Some of these contracts also contain provisions that require us to pay damages if we fail to perform our obligations under the contracts.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability. In the mobility market, the first few months of production are the most critical in terms of growth and profitability opportunities.

Our historical growth has been due, in part, to our early supplier involvement allowing our engineers to gain an understanding of the application and use of the customers’ circuits. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Vertically integrated flex circuit manufacturing, assembly and tooling operations have allowed us to offer superior lead time support to facilitate customer requirements. We believe the early involvement and knowledge of the specific customer flexible assemblies and designs of these assemblies allows us to ramp production at a very fast pace, creating a competitive advantage. The speed and certainty of the production ramp is critical to our customers who view time to market as a key success factor.

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: two located in the People’s Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”), formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”); except where it is made clear that the term means only the parent company.

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

PCBs are inherently thick and cannot bend or twist and they are relatively heavy. In contrast, a thinner, lighter FPC can bend, fold over itself and twist to better fit microprocessors and other electrical components such as connectors, switches, resistors, capacitors and light-emitting devices into smaller, non-linear spaces. In the past, FPC technologies and material sets were reserved for specialty uses, as they were difficult and costly to produce. Today, they are used in devices where size and form factor are important considerations, such as smartphones and tablets.

Having found innovative ways to produce a wide range of FPCs in mass volumes at increasingly affordable prices, companies began offering consumer electronics manufacturers new FPC and FPCA based materials and technologies that enabled design engineers to innovate interconnect and packaging solutions for increasingly portable and stylish electronic devices.

In addition to these functional advantages, we provide engineering and manufacturing support for assembling components onto flexible circuits to enable OEMs to design and construct modular components that can be incorporated into the final product. The integration of the circuit fabrication and component assembly “under one roof” reduces the complexity of the assembly of the final product, simplifies the supply chain for procuring FPCAs and reduces the overall manufacturing costs to produce a device.

Looking forward, we believe that the overall market for FPCs and FPCAs is poised for substantial growth over the next several years as a result of favorable technological and market developments, including:

•

Increased Portability and Complexity of Electronic Devices. As electronic devices become more functional, complex and compact, product size and electrical performance become the major design factors. From an engineering standpoint, FPCs possess inherently better overall interconnect solution than PCBs. The reasons are that the materials used in building FPCs offer good electrical signal integrity and better heat dissipation. The polymer-based FPC materials offer better physical and electrical properties than the epoxy-based materials in PCBs. As a result, the electronics industry is increasingly relying upon FPCs and FPCAs to meets its increasingly demanding design needs.

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

•

Our Management Experience and Expertise. Our management team has been with us for many years. During that time, our executive management has made a number of critical, strategic decisions to manage our business, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; and creating a seamless, integrated end-to-end solution in our China operations to serve the needs of multinational OEMs and EMS providers.

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

•

Diversify Our End Customers. We primarily serve the mobility market. Mobility refers to an overall end-market of portable devices that provides access to data (content) and applications that were previously confined to the desktop, server, cloud or living room. We plan to continue to leverage our internal sales force comprised of design and application engineers with our existing outside non-exclusive sales representatives to pursue new customers in the mobility market, as well as in other sectors of the electronics industry where mobility, functionality and packaging size dictate the need for flexible printed circuits and component assemblies, including the automotive market.

•

Increase Manufacturing Capabilities. We continue to invest in advanced manufacturing, automation and engineering capabilities in China. By continuing to expand these capabilities, we can offer our customers technologically advanced manufacturing process for complex FPC fabrication in mass production volumes.

•

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies and enhancing our research and development centers to be able to innovate and offer differentiated solutions to our customers. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

Products

Our design and application engineering expertise enables us to offer flexible printed circuit and value-added component assembly and module assembly solutions for a wide range of electronic applications. We offer products in a broad range of sectors, including mobile phones, smartphones, tablets, personal computers, consumer products, portable bar code scanners, computer/data storage and medical devices.

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

Printed Electronics and SmartInk™. An alternative way of producing Flexible Printed Circuits may employ printing of electrically conductive inks on flexible dielectric substrates. Through our investments in the past few years, we have acquired and developed intellectual property and patented processes and have created ink and dielectric formulations that allow us to produce circuits using this methodology. Furthermore, we have created a morphing display technology through the use of our SmartInk™, which enables us to produce a low cost display which can be used as a primary user-interface for devices such as remote controls and laptop keyboards or key strips. We have not sold these solutions in high volume production, but we have recently increased our investment and engineering capabilities in anticipation of commercializing these products and incorporating them in high volume market applications.

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include mobile phones and smartphones, tablets, personal computers, consumer products, portable bar code scanners, computer/data storage and medical devices, and are primarily in what we refer to as the mobility market. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We sell our products by first working with OEMs in the design of their programs. Assuming we get a “design win,” the OEM then informs us of the percentage of the program it intends to buy from us (our “allocation”), and instructs the EMS providers to purchase products from us based on this allocation to be incorporated into the OEM’s program. We then “tool-up” (design or buy equipment, materials and components) for the program based on a forecast from the OEM, and build the product based the OEM’s forecast. Once the product is built, we ship it to hubs, where the EMS companies then pull the product when they need it to build for the OEM. Our relationships with EMS providers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers. Our obligation is typically to keep a certain amount of product, based on the OEM’s forecast, in the hub.

Although our product is built to the OEMs specifications and quality requirements, the EMS companies are the ones who determine when to pull our product from the hubs, and also determine whether to pull our product, or the product of one of our competitors. If the EMS provider decides not to pull our product, which could happen for any number of reasons, including a change by the EMS provider in the quality criteria of the product, we could be left with excess or obsolete inventory in the hubs. Some examples of EMS providers we sell to include Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2013, approximately 90% of our net sales were to three customers in the aggregate. In addition, approximately 75%, 74% and 44% of our net sales were to Apple, Inc., inclusive of net sales made to its designated subcontractors, in each of the fiscal years ended September 30, 2013, 2012 and 2011, respectively, and approximately 86%, 90% and 86% of our net sales were to Apple, Inc. and BlackBerry Limited, inclusive of sales made to their designated subcontractors, in each of the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Our results are highly dependent upon the success of these customers in the marketplace and our success in maintaining or growing our market share with them. Refer to Item 1A, “Risk Factors,” and in particular, the “Risks Related to Our Business” for more information about our reliance on our customers.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products from our customer base. Over recent years, we have experienced a strong first fiscal quarter, followed by reduced net sales in the second fiscal quarter, as a result of partial seasonality of our major customers and the markets that we serve. This pattern may change depending upon market reception and sales volumes for any large OEM program, as at any given time, one OEM program can represent a significant part of our sales within a particular quarter. Our major customers provide consumer-related products that historically have experienced their highest sales activity during the calendar year-end holiday season. As a result, we typically experience a decline in our second fiscal quarter sales as the holiday period ends. Our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities enable us to manufacture products for shipment anywhere in the world. Information regarding shipments by geographic area is summarized below:

	Fiscal Years Ended September 30,
	2013	2012	2011
United States	2%	4%	9%
Mexico	1%	5%	20%
Canada	0%	1%	3%
China	74%	56%	23%
Hong Kong	17%	29%	35%
Singapore and Malaysia	0%	1%	1%
Europe	1%	2%	9%
Other	5%	2%	0%

Total	100%	100%	100%

Sales and Marketing

We sell our products primarily through our global sales and program management organizations who meet regularly with our customers and potential customers, by providing electronic packaging solutions related to our products and enabling technologies that create customer differentiation and market advantage. Our market and product teams have successfully expanded our market penetration in each sector of the electronics industry that we targeted by leveraging our design and application engineers within each of these teams. We then design and manufacture our products to agreed-upon customer specifications.

Throughout fiscal 2013, we engaged the services of non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2013, our backlog, which constitutes customer orders placed with us but that have not yet shipped, was $161.7 million. We expect to ship this backlog during fiscal year 2014. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2012, our backlog was $271.3 million.

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

Circuit Fabrication Technology. We have extensive experience producing fine-line flexible printed circuits and have developed manufacturing processes that are designed to deliver high-unit volumes at cost-effective yields. In the flexible printed circuit industry, fine-line flexible printed circuits are easier to construct as the thickness of the copper decreases. However, as the thickness of the copper or insulation layers decrease, the cost of fabrication increases. We have developed a manufacturing process to plate in selective regions of the circuitry pattern, such as around the holes used to connect the two sides of a flexible printed circuit. In addition, the normal manufacturing technology, by itself, has been improved with new equipment which enables thicker, less expensive copper to be etched down precisely enough to form fine-line circuitry. A portion of the new equipment includes roll-to-roll capabilities that allow the handling of materials in a continuous web. The combination of these processes allows us to achieve finer patterns without a substantial increase in costs and with generally acceptable yields. We continually invest in computerization and automation of our circuit fabrication technology to enhance our performance and better track production costs, product yields and process times.

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

Component Assembly and Test Technology. Our component assembly and test technology involve the arrangement of the circuits on a panel to minimize material waste and facilitate requirements for component assembly, such as placing tooling holes, optical locators for vision-based machines, test points and pre-cut zones to allow part removal without compromising the integrity of the components. We assemble passive electrical and various mechanical components, including capacitors, resistors, integrated circuits, connectors, diodes and other devices to flexible printed circuits. We also perform advanced assembly of integrated circuit devices, as well as the functional testing of these flexible printed circuit component assemblies. Assembling these components directly onto the flexible printed circuit may enhance performance and reduce space, weight and cost. We continually invest in computerization and automation of our component assembly and test technology to enhance our performance and better track production costs, product yields and process times.

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

We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customers’ programs. We expect that delays may occur in future periods for a variety of reasons, including, but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us. There are certain chemical materials used in our processes that are under review by regulatory authorities of various countries for their use in the fabrication processesfor FPCs or FPCAs. If such materials are banned, or if we are prohibited from importing such materials into the countries in which we operate, we will be forced to find alternatives, which may or may not exist, or may not be acceptable for use by our customers.

Furthermore, we are increasingly being required to purchase materials and components before our customers are contractually committed to an order. Refer to the risk factor entitled “Our customers have in the past and likely will continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales, increase our expenses and/or cause us to write down inventory” in Item 1A, “Risk Factors” for more information.

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

We compete on a global level with a number of leading Asian providers, such as Nippon Mektron Ltd., Flextronics International Ltd., Interflex Co. Ltd., Zhen Ding Technology Holding Ltd., HI-P (Shanghai) Technology Co. Ltd., Career Technology (MFG) Co. Ltd., Flexium Interconnect, Inc., TTM Technologies, Inc., Sumitomo Electric Industries Ltd., and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

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

Employees

As of September 30, 2013, we employed approximately 9,150 full-time employees, of which approximately 55 were in the United States, approximately 9,035 were in China and approximately 60 were in other locations. We also employed approximately 8,160 contract employees in China although not all of these contract employees work a full-time work schedule.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with all of our employees in China. In general, these employment agreements provide for a three-year term and can be renewed for a one, two or three-year term. Starting in 2008, the employment agreements for employees in China are non-terminable by us once they are renewed for the third time.

A trade union was established at MFC on November 10, 2011. On that same day, an employee union charter was unanimously passed, a union committee and audit committee were elected by the employee representatives and an election of union officials was held. The tenure of union officials and committee members is three years. We consider our relationship with the trade union to be good.

Environmental Controls

Flexible printed circuit manufacturing requires the use of chemicals. As a result, we are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture our products in China. Given the extensive regulatory environment surrounding the use of hazardous materials and the uncertainties associated with any occurrence of environmental contamination, there can be no assurance that the costs of compliance or any alleged violations of applicable regulatory requirement, as well as any required remediation in the event of an environmental contamination, will not harm our business, financial condition or results of operations.

We have recently been notified that one of our facilities in Suzhou, China has a permit for only one wet process line. While the amount of discharge we release is within the total permitted amount for such facility, we do operate multiple wet process lines at such facility. We are currently working with the appropriate officials and regulatory bodies in China to resolve this permitting issue. At this time, we do not believe that the remediation of such issue will cause a material, adverse effect on our capital expenditures, earnings or competitive position, and we do not anticipate any material amount of environmental-related capital expenditures in the fiscal year 2014. However, we cannot predict the nature, scope or effect of potential penalties, legislation or regulatory requirements that could be imposed. In addition, we also cannot predict how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies, or significant penalties (including the potential shut-down of unpermitted lines) could require substantial expenditures by us, cause us to lose manufacturing capacity (which could cause us to be unable to meet our customers’ demand), or could otherwise harm our business, results of operations and financial condition.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2013:

Name	Age	Position(s)
Reza Meshgin	50	President and Chief Executive Officer
Thomas Liguori	55	Executive Vice President and Chief Financial Officer
Thomas Lee	54	Executive Vice President of Operations
Christine Besnard	43	Executive Vice President, General Counsel and Secretary
Lance Jin	48	Executive Vice President of Business Development

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, and Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for MFCI, MFLEX Singapore, MFM and MFE, (b) director for MFLEX, MNE, MFC and MFLEX Chengdu, (c) chief executive officer and president at MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MKR and MFM, (d) executive chairman at MFE, and (e) representative director for MKR.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company, serving as the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM, MKR, MNE and MFE, (b) chief financial officer at MFCI, MFLEX Singapore, MFM, MKR and MFE and (c) legal representative for MFLEX Singapore in China for our two Chinese subsidiaries.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Mr. Lee served as our Executive Vice President of Global Operations from May 2002 until March 2011, and as our Executive Vice President of Operations—Program Management from March 2011 until November 2012, when he transitioned to the position of Executive Vice President of Operations. Prior to joining us, Mr. Lee served as a Mechanical Engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in Mechanical Engineering from the Rangoon Institute of Technology in Burma. Mr. Lee also holds the following positions at our wholly owned subsidiaries: (a) executive vice president at MFLEX Singapore, (b) executive vice president of operations—program management at MKR, (c) legal representative for MFC and MFLEX Chengdu, and (d) Chairman of the board of directors for MFC and MFLEX Chengdu.

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

Foreign and Domestic Operations and Geographic Data

Information regarding financial information about segments and financial data by geographic area is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6 “Segment Information and Geographic Data.”

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.mflex.com. Our website address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.	Risk Factors

RISK FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

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

For the fiscal years ended September 30, 2013, 2012 and 2011, approximately 71%, 69% and 83%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 21%, 27% and 13%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7%, 2% and 1%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and BlackBerry Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2013, 2012 and 2011, approximately 75%, 74% and 44%, respectively, of our net sales were to the same one customer. Furthermore, in the fiscal years ended September 30, 2013, 2012 and 2011, approximately 86%, 90% and 86% of our net sales were to the same two customers, and approximately 90%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. In addition, whether products are pulled from our hub, or the hub of one of our competitors is not within our control, and the EMS companies who make such decisions may favor one of our competitors over us, particularly if such competitor is affiliated with the EMS company. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

We could experience low manufacturing yields due to, among other things, design errors, manufacturing failures in new or existing products, the inexperience of new employees, component defects, or the learning curve experienced during the initial and ramp up stages of new product introduction. If we cannot achieve expected yields in the manufacture of our products, this could result in higher operating costs, which could result in higher per unit costs, reduced product availability and may subject us to substantial penalties by our customers. Reduced yields or an inability to successfully ramp up products can significantly harm our gross margins, resulting in lower profitability or even losses. In addition, if we were unable to ramp up our production in order to meet customer demand, whether due to yield or other issues, it would impair our ability to meet customer demand for our products, which could cause us to lose an order for such product, or lose the customer altogether, and our net sales and profitability would be negatively affected.

We must develop and adopt new technology and manufacture new products and product features in order to remain competitive, and we may not be able to do so successfully.

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new products and product features to meet our customers’ needs and to expand into new markets outside the mobility market. However, any new technology and products adopted or developed by us may not be selected by existing or potential customers, or customers outside the mobility market may not select either our current or new products for their offerings. Customers could decide to switch to alternative technologies or materials, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we choose to focus on new technology or a standard that is ultimately not accepted by the industry and/or does not become the industry standard, we may be unable to sell those products. If we are unable to obtain customer qualifications for new products or product features, cannot qualify our products for high-volume production quantities or do not execute our operational and strategic plans for new products, markets or advanced technologies in a timely manner, our net sales may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, materials, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and we are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees works in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses, and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient utility sources in China.

The flexible printed circuit fabrication process requires a stable utility source. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity, gas and steam in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased several generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our

Chinese manufacturing facilities. Any such insufficient access to electricity, gas, steam or other utility could affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 96% of the total shipments made to foreign manufacturers during the fiscal year 2013. The balance of our net sales is denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

In addition, our activities in China are subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure required governmental approval for our activities or facilities, or the government may not apply real property or contract rights in the same manner as one may expect in other jurisdictions.

From time to time, we increase and decrease our manufacturing capacity, and we may have difficulty managing these changes.

From time to time, we engage in a number of manufacturing expansion and contraction projects, based on the then-current and forecasted needs of our business. In addition, from time to time, we are engaged in international restructuring efforts in order to better align our business functions with our international operations and to transition certain production and process research and development to China or other lower cost locations in continuation of our cost reduction efforts. These efforts can require significant investment by us, and have in the past and could continue to result in increased expenses, inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing capacity and transition projects or otherwise managing any growth or downsizing in our business that we may experience. Risks associated with right-sizing our manufacturing capacity may include those related to:

•	managing multiple, concurrent capacity expansion or reduction projects;

•	managing the reduction of employee headcount for facilities where we reduce or cease our activities;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;

•	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;

•	managing increased employment costs and scrap rates often associated with periods of growth or contraction;

•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;

•	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems; and

•	cost overruns and charges related to our expansion or contraction of activities.

Our management team may not be effective in expanding or reducing our manufacturing facilities, and our systems, procedures and controls may not be adequate to support such changes in manufacturing capacity. Any inability to manage changes in our manufacturing capacity may harm our profitability and growth.

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

To obtain stockholder approval, WBL (and if applicable, UEL) must prepare a circular describing the proposal, submit it to the Singapore Exchange for review and send the circular to its stockholders, which may take several weeks or longer. In addition, WBL and UEL are each required under its corporate rules to give its stockholders advance notice of the meeting. Consequently, if we need to obtain our stockholders’ approval for a matter which also requires the approval of the stockholders of WBL (and if applicable, UEL), the process of seeking stockholder approval from WBL (and if applicable, UEL) may delay our proposed action and it is possible that the stockholders of WBL (or if applicable, UEL) may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if WBL was unable to vote at the meeting if the approval of the stockholders of WBL (and if applicable, UEL) is not obtained. The rules of the Singapore Exchange that govern WBL and UEL are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and complex than the existing rules and interpretations.

Our business requires significant investments in capital equipment, facilities and technological improvements, and we may not be able to obtain sufficient funds to make such capital expenditures.

To remain competitive we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital requirements for our anticipated growth. In addition, we expect that new technology requirements may increase the capital intensity of our business. We may need to raise additional funds through further debt or equity financings in order to fund our anticipated growth and capital expenditures, and we may not be able to raise additional capital on reasonable terms, or at all, particularly given the current uncertainty in global credit markets. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net sales, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business. Furthermore, our board has authorized a stock repurchase program, and may authorize additional stock repurchases in the future, and the funds we expend for any such repurchase may later be needed for the operation of our business.

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during April 2013, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2014. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or may in the future, have environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation. The costs of complying with any change in, or interpretation of, such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

We have recently been notified that one of our facilities in Suzhou, China has a permit for only one wet process line. While the amount of discharge we release is within our permitted amount for such facility, we operate multiple wet process lines at such facility. We are currently working with the appropriate officials and regulatory bodies in China to resolve this issue. However, we cannot predict the nature, scope or effect of penalties that could be imposed for this issue, or for any other potential issue, and we could in this case, or in the future, be required to halt one or more segments of our operations or be fined. The costs of remedying violations or resolving enforcement actions that might be initiated by governmental authorities could be substantial. Any remediation of environmental contamination would involve substantial expense that could harm our results of operations. In addition, we cannot predict the nature, scope or effect of future regulatory or customer requirements to which our operations may be subject or the manner in which existing or future laws or customer policies will be administered or interpreted. Future regulations may be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations or policies could be significant.

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012 (the Dodd-Frank Act) required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC has recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. The final rules implementing these requirements could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to publicly disclose those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

Pursuant to a Registration Rights Agreement between us and the WBL Entities, we have filed a Registration Statement on Form S-3, covering the re-sale of all 14,817,052 of our shares held by the WBL Entities. The WBL Entities may sell all or part of the shares of our common stock that it owns (or distribute those shares to its shareholders). A large influx of shares of our common stock into the market as a result of such sales, or the mere perception that these sales could occur, could cause the market price of our common stock to decline, perhaps substantially, and may weaken market confidence in us or our prospects, which could have an adverse effect on our financial condition, results of operation or stock price. If there is a disposal by the WBL Entities of their shares of our common stock with value that exceeds certain prescribed thresholds and constitutes a major transaction under the rules of the Singapore Exchange, then such disposal would require the approval of the stockholders of WBL (and if applicable, UEL). The WBL Entities may be able to sell part of their shares of our common stock without requiring such stockholders’ approval if such thresholds are not met; however, even such sale could impact the market price of our common stock. Further, these sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve-month period from October 1, 2012 through September 30, 2013, our common stock price closed between $14.02 and $22.91 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.1 million shares of common stock outstanding as of September 30, 2013, approximately 14.8 million of those shares are held by the WBL entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our material properties at September 30, 2013:

Entity/function	Location	Square Feet (Building)	Lease Expiration Dates
Multi-Fineline Electronix, Inc.—Executive offices, research and development	Irvine, California	Leased—20,171	April 2015

MFLEX UK Limited—Engineering and research and development of segmented electroluminescent printed displays and SmartInk® technologies	Cambridge, United Kingdom	Leased—8,075	April 2015

MFLEX Suzhou Co., Ltd.—Engineering, circuit fabrication and assembly (Nanhu Road)	Suzhou, China	Owned—566,108	2053*
		Leased—149,726	May 2014

MFLEX Suzhou Co., Ltd.—Circuit fabrication (Shanfeng Road)	Suzhou, China	Owned—594,254	2058*

MFLEX Suzhou Co., Ltd.—Circuit assembly	Puzhuang, China	Owned—127,036	2052*

MFLEX Chengdu Co., Ltd.—Circuit assembly	Chengdu, China	Owned—322,132	2059*

Multi-Fineline Electronix Singapore Pte. Ltd.— Regional office	Singapore	Leased—12,000	December 2015

MFLEX Korea, Ltd.—Regional office	Seoul, Korea	Leased—1,427	July 2014

*	We have several parcels that have land use rights expiring in 2052 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

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

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First quarter	$23.10	$15.12	$24.18	$18.34
Second quarter	$22.88	$14.24	$28.70	$20.22
Third quarter	$16.22	$13.89	$27.57	$23.15
Fourth quarter	$17.43	$14.55	$29.70	$22.02

Issuer Purchases of Equity Securities

Our Board of Directors has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of our common stock on the open market. These shares represented approximately five percent of our common stock outstanding as of September 30, 2013.

The following table shows a summary of shares repurchased as of September 30, 2013 for each of our 105b-1 Repurchase Plan Agreements under the share repurchase program:

Date Entered	Expiry Date	Maximum Shares	Shares Repurchased	Weighted-Average Purchase Price Per Share	Total Value of Shares Repurchased (in thousands)
May 3, 2013	August 13, 2013	535,406	43,782	$14.75	$646
December 3, 2012	December 31, 2012	200,000	76,194	$18.95	$1,444
September 2, 2011	June 2, 2012	500,000	488,400	$20.17	$9,853

The repurchased shares were retired and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the fiscal years in which the respective shares were retired.

The following table presents stock repurchases by month during fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
12/01/2012 – 12/31/2012	65,496	$18.81	65,496	546,104
01/01/2013 – 01/31/2013	10,698	$19.78	10,698	535,406
06/01/2013 – 06/30/2013	11,708	$14.77	11,708	523,698
07/01/2013 – 07/31/2013	23,746	$14.66	23,746	499,952
08/01/2013 – 08/31/2013	8,328	$15.00	8,328	491,624

Total	119,976	$17.42	119,976

During the fiscal year ended September 30, 2013, a total of 119,976 shares were repurchased at a weighted-average purchase price of $17.42 per share for a total value of $2.1 million.

Holders of Record

Stockholders of record on September 30, 2013 totaled approximately 18. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We currently expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2008 in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2013, 2012 and 2011 and selected consolidated balance sheet data as of September 30, 2013 and 2012 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2010 and 2009 and selected consolidated balance sheet data as of September 30, 2011, 2010 and 2009 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except shares, per share data and ratios)
Consolidated Statements of Income Data:
Net sales	$787,644	$818,932	$831,561	$791,339	$764,432
Cost of sales	788,774	736,241	726,850	678,294	653,568

Gross (loss) profit	(1,130)	82,691	104,711	113,045	110,864
Operating expenses:
Research and development	7,776	7,615	10,485	14,455	5,505
Sales and marketing	22,720	24,457	25,189	24,086	22,146
General and administrative	17,118	19,839	18,788	21,625	25,486
Stock-based compensation expense resulting from change in control	9,582	—	—	—	—
Impairment and restructuring	7,537	(2,468)	4,186	11,376	328

Total operating expenses	64,733	49,443	58,648	71,542	53,465

Operating (loss) income	(65,863)	33,248	46,063	41,503	57,399
Other income (expense), net:
Interest income	727	1,352	875	535	767
Interest expense	(487)	(555)	(472)	(782)	(768)
Other income (expense), net	1,002	1,656	564	472	(1,358)

(Loss) income before income taxes	(64,621)	35,701	47,030	41,728	56,040
Provision for income taxes	(910)	(6,216)	(9,157)	(11,953)	(9,972)

Net (loss) income	$(65,531)	$29,485	$37,873	$29,775	$46,068

Net (loss) income per share:
Basic	$(2.74)	$1.24	$1.58	$1.18	$1.84

Diluted	$(2.74)	$1.22	$1.56	$1.16	$1.81

Shares used in computing net (loss) income per share:
Basic	23,897,651	23,782,540	24,027,179	25,203,445	25,026,039
Diluted	23,897,651	24,077,479	24,335,819	25,607,249	25,453,390
Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,150	$82,322	$97,890	$99,875	$139,721
Working capital	$142,555	$155,869	$159,065	$166,021	$202,036
Total assets	$610,214	$696,410	$625,745	$562,321	$525,930
Current ratio	1.7	1.7	1.8	1.9	2.4
Long-term debt	$—	$—	$—	$—	$10,852
Stockholders’ equity	$392,191	$441,989	$416,083	$361,532	$358,988

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part I, Item 1A—“Risk Factors” and elsewhere in this Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, personal computers, consumer products, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc., and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity, and we merged these two subsidiaries into one in fiscal 2010. In addition, we formed another wholly owned subsidiary in Chengdu, China, and in fiscal 2011, completed construction on our third and fourth manufacturing facilities in China as part of our continued capacity expansion initiative. Our Chinese subsidiaries provide a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies.

Net Sales

We design and manufacture our products to customer specifications. Throughout fiscal 2013, we engaged the services of certain non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. The varieties of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes as well as delivery schedule changes imposed on us by our customers. All sales from our Irvine, California executive office, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

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

Sales and Marketing

Sales and marketing expense included commissions paid to sales representatives, personnel-related and travel costs associated with sales and marketing, program management, corporate development and engineering support groups, sales support, trade shows, freight out, costs to warehouse and manage hub inventories positioned near our customers, market studies and promotional and marketing brochures.

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

Interest Income

Interest income consisted primarily of interest income earned on cash and cash equivalents balances.

Interest Expense

Interest expense consisted of expense incurred on unused line fees on our revolving facilities and interest related to our deferred financing costs.

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

Critical accounting policies for us include revenue recognition, inventories and income taxes. Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a complete list of our significant accounting policies.

•

Revenue Recognition. Revenues, which we refer to as net sales, are generated from the sale of flexible printed circuit boards and assemblies, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. An EMS provider may or may not be an OEM subcontractor. We recognize revenue when there is persuasive evidence of an arrangement with the customer that includes a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product. We report sales net of an accounts receivable allowance, refunds and credits, which we estimate based on historical experience.

•

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and write down our inventory based on historical usage and our estimate of expected and future product demand. Actual results may differ from our judgments, and additional write-downs may be required.

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

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of net sales for the periods indicated.

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	100.1	89.9	87.4

Gross (loss) profit	(0.1)	10.1	12.6
Operating expenses:
Research and development	1.0	0.9	1.3
Sales and marketing	2.9	3.0	3.0
General and administrative	2.2	2.4	2.3
Stock-based compensation expense resulting from change in control	1.2	—	—
Impairment and restructuring	1.0	(0.3)	0.5

Total operating expenses	8.3	6.0	7.1

Operating (loss) income	(8.4)	4.1	5.5
Other income (expense), net:
Interest income	0.1	0.2	0.1
Interest expense	(0.1)	(0.1)	(0.0)
Other income (expense), net	0.1	0.2	0.0

(Loss) income before income taxes	(8.3)	4.4	5.6
Provision for income taxes	(0.1)	(0.8)	(1.1)

Net (loss) income	(8.4)%	3.6%	4.5%

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Net Sales. Net sales decreased to $787.6 million in the fiscal year ended September 30, 2013, from $818.9 million in the fiscal year ended September 30, 2012. The decrease of $31.3 million, or 3.8%, was primarily due to decreased net sales into our smartphone and tablet sectors, partially offset by increased net sales into our consumer electronics sector, as further quantified below.

Net sales into our smartphones sector decreased to $561.7 million in the fiscal year ended September 30, 2013, from $564.5 million in the fiscal year ended September 30, 2012. The decrease of $2.8 million, or 0.5%, was primarily due to sales decreases to two large customers of $16.7 million in fiscal 2013 versus fiscal 2012. This was primarily due to lower volumes to one OEM that lost global market share. We have been adding customers to diversify our revenue base. Sales to these newer customers increased $18.0 million to $59.8 million in fiscal 2013 from $41.8 million in fiscal 2012 in this sector. For the fiscal years ended September 30, 2013 and 2012, our smartphones sector accounted for approximately 71% and 69% of total net sales, respectively.

Net sales into our tablets sector decreased to $163.9 million in the fiscal year ended September 30, 2013, from $219.6 million in fiscal 2012. The decrease of $55.7 million, or 25.4%, was primarily due to reduced pricing for products from one of our key customers in this sector. For the fiscal years ended September 30, 2013 and 2012, our tablets sector accounted for approximately 21% and 27% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $51.4 million in the fiscal year ended September 30, 2013, from $15.2 million in the fiscal year ended September 30, 2012. The increase of $36.2 million, or 238.2%, was primarily due to higher sales volumes for one of our customer’s programs in this sector of approximately $24.1 million, coupled with expansion into new products, such as personal computers, in this sector of approximately $6.7 million. For the fiscal years ended September 30, 2013 and 2012, our consumer electronics sector accounted for approximately 7% and 2% of total net sales, respectively.

Cost of Sales and Gross (Loss) Profit. Cost of sales as a percentage of net sales increased to 100.1% in the fiscal year ended September 30, 2013, from 89.9% in the fiscal year ended September 30, 2012. The increase in cost of sales as a percentage of net sales of 10.2% was primarily attributable to lower plant capacity utilization as a result of our capacity expansion in fiscal 2012 (580 basis points), reduced pricing and changes in product mix toward lower margin programs (255 basis points) and non-recurring specific inventory write-downs (185 basis points). Gross loss was $1.1 million in the fiscal year ended September 30, 2013, compared to gross profit of $82.7 million in the fiscal year ended September 30, 2012. As a percentage of net sales, gross loss was 0.1% for the fiscal year ended September 30, 2013, compared to gross profit of 10.1% for the fiscal year ended September 30, 2012.

Research and Development. Research and development expense increased by $0.2 million to $7.8 million in the fiscal year ended September 30, 2013, from $7.6 million in the fiscal year ended September 30, 2012, an increase of 2.6%. As a percentage of net sales, research and development expense increased to 1.0% in the fiscal year ended September 30, 2013, from 0.9% in the fiscal year ended September 30, 2012.

Sales and Marketing. Sales and marketing expense decreased by $1.8 million to $22.7 million in the fiscal year ended September 30, 2013, from $24.5 million in the fiscal year ended September 30, 2012, a decrease of 7.3%. The decrease was primarily attributable to lower variable expenses due to sales mix. As a percentage of net sales, sales and marketing expense decreased to 2.9% in the fiscal year ended September 30, 2013, from 3.0% in the fiscal year ended September 30, 2012.

General and Administrative. General and administrative expense decreased by $2.7 million to $17.1 million in the fiscal year ended September 30, 2013, from $19.8 million in the fiscal year ended September 30, 2012, a decrease of 13.6%. The decrease was attributable primarily to our efforts to reduce discretionary spending. As a percentage of net sales, general and administrative expense decreased to 2.2% for the fiscal year ended September 30, 2013, from 2.4% in the fiscal year ended September 30, 2012.

Stock-based compensation expense resulting from change in control. Stock-based compensation expense resulting from change in control was $9.6 million for the fiscal year ended September 30, 2013. This expense is related to the accelerated vesting of outstanding serviced-based restricted stock units (“RSUs”) and stock appreciation rights, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013 as part of our Change in Control. Refer to Note 9 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements for further details.

Impairment and Restructuring. A goodwill impairment charge of $7.5 million was recorded during the fiscal year ended September 30, 2013. Refer to Note 11 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. Impairment and restructuring consisted of recoveries of $2.5 million for the fiscal year ended September 30, 2012, which was the result of a gain on sale of our former corporate headquarters building and our former property in Arizona. Currently, our long-lived assets at our operating and production facilities are classified as held for use within MFLEX’s asset grouping and are evaluated for impairment using the held for use model. If the forecasted undiscounted cash flows significantly decline in the future, we may be required to record long-lived asset impairment charges. In addition, if we decide to close certain operating or production facilities in the future while meeting the held for sale classification criteria, impairment charges may be required for the difference between the carrying value and the fair value of the long-lived assets to be disposed of.

Interest Income. Interest income decreased to $0.7 million in the fiscal year ended September 30, 2013, from $1.4 million in the fiscal year ended September 30, 2012, a decrease of $0.7 million. The decrease was primarily a result of decreased interest rates on our cash held by foreign institutions.

Other Income (Expense), Net. Other income (expense), net decreased to income of $1.0 million in the fiscal year ended September 30, 2013, from income of $1.7 million in the fiscal year ended September 30, 2012, a decrease of $0.7 million. The decrease in income was primarily attributable to fluctuations from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the fiscal years ended September 30, 2013 and 2012 was (1.4)% and 17.4%, respectively. The change in our effective tax rate was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities in fiscal 2013 as well as our income and tax expense distribution by region.

Guidance

Net Sales. For our first quarter of fiscal 2014, we expect net sales to be between $190 and $220 million based on the anticipated product mix, net sales volume and production build plans.

Cost of Sales and Gross Profit. For our first quarter of fiscal 2014, we expect gross margin to be break-even based on the anticipated product mix, net sales volume and production build plans.

Operating Expenses. We expect operating expenses to be approximately between $13 and $14 million during our first fiscal quarter of 2014.

Income Taxes. We expect the effective tax rate, on average, to be in the low twenties in the long-term.

Capital Expenditures. For our first quarter of fiscal 2014, we are anticipating capital expenditures to be less than $10 million. For the foreseeable future, we intend to limit our capital expenditures to normal equipment replacement and investments in automation.

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

Interest Income. Interest income increased to $1.4 million in the fiscal year ended September 30, 2012, from $0.9 million in the fiscal year ended September 30, 2011, an increase of $0.5 million. The increase was primarily a result of increased interest rates on our cash held by foreign institutions.

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

We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $152,302, $217,255 and $184,994 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$73,370	$68,283	$60,365
Net cash used in investing activities	$(44,569)	$(74,606)	$(63,394)
Net cash used in financing activities	$(4,908)	$(9,630)	$(1,876)
Cash and cash equivalents at year end	$105,150	$82,322	$97,890
Days sales outstanding	68.0	69.4	64.9
Days inventory outstanding	48.3	51.8	40.6
Days payable outstanding	83.6	88.6	79.2
Net working capital days	32.7	32.6	26.3

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2013 were as follows:

•

Our net accounts receivable decreased to $132.2 million as of September 30, 2013 from $165.4 million as of September 30, 2012, or 20.1%, primarily due to improved collection efforts coupled with decreased sales in the fourth fiscal quarter of 2013 compared to the same period the previous year. Our inventory balance decreased to $86.9 million as of September 30, 2013 from $124.8 million as of September 30, 2012. The decrease was primarily the result of reduced anticipated demand in the first fiscal quarter of 2014 compared to the same period the previous year, coupled with improved inventory turns of approximately 3.5 days. Our accounts payable balance decreased to $166.5 million as of September 30, 2013 from $199.7 million as of September 30, 2012, a decrease of 16.6%. The decrease in accounts payable was primarily the result of reduced inventory purchases.

•

Depreciation and amortization expense was $58.2 million for the fiscal year ended September 30, 2013, versus $53.1 million for the comparable period of the prior year, an increase of $5.1 million. This was primarily due to an increased fixed asset base in manufacturing operations in China.

Our principal investing and financing activities in our fiscal year ended September 30, 2013 were as follows:

•

Net cash used in investing activities was $44.6 million for the fiscal year ended September 30, 2013. Capital expenditures included cash purchases of $47.3 million of capital equipment and other assets, which were primarily related to purchases of assets for new programs in China. Proceeds from sales of equipment and assets held for sale of $2.8 million was primarily due to cash proceeds of $1.6 million from the sale of a manufacturing facility in Suzhou, China and $1.2 million from other property and equipment sales.

•

Net cash used in financing activities was $4.9 million for the fiscal year ended September 30, 2013 and consisted primarily of repurchases of common stock of $2.1 million and $3.5 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2013 and September 30, 2012.

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

Capital Commitments

As of September 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheets at September 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating leases	$1,890	$1,304	$584	$2	$—
Unconditional purchase obligations	6,454	6,454	—	—	—

Total contractual obligations	$8,344	$7,758	$584	$2	$—

As of September 30, 2013, we recorded $17.3 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

Recent Accounting Pronouncements

Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further details.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2013, no amounts were outstanding under our loan agreements with Bank of China Co., Ltd., JPMorgan Chase Bank, N.A., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in the interest rate would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $757.9 million, or 96%, of total shipments to these foreign manufacturers during fiscal 2013 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.24 RMB per U.S. dollar for fiscal 2013. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. The changes in fair value of the outstanding forward contracts are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. We recognized a gain of $0.9 million during the fiscal year ended September 30, 2013 related to these forward contracts.

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

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

November 13, 2013

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2013	2012
ASSETS
Cash and cash equivalents	$105,150	$82,322
Accounts receivable, net of allowances of $4,281 and $2,254 at September 30, 2013 and 2012, respectively	132,247	165,408
Inventories	86,853	124,770
Deferred taxes	5,909	6,100
Income taxes receivable	2,535	2,586
Other current assets	8,821	10,531

Total current assets	341,515	391,717
Property, plant and equipment, net	244,056	274,886
Land use rights	7,703	7,030
Deferred taxes	11,685	8,622
Goodwill	—	7,537
Other assets	5,255	6,618

Total assets	$610,214	$696,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$166,474	$199,737
Accrued liabilities	31,459	33,718
Income taxes payable	1,027	2,393

Total current liabilities	198,960	235,848
Other liabilities	19,063	18,573

Total liabilities	218,023	254,421
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2013 and 2012, respectively; 0 and 0 shares issued and outstanding at September 30, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2013 and 2012, respectively; 24,082,802 and 23,762,721 shares issued and outstanding at September 30, 2013 and 2012, respectively	2	2
Additional paid-in capital	90,857	82,847
Retained earnings	252,656	318,187
Accumulated other comprehensive income	48,676	40,953

Total stockholders’ equity	392,191	441,989

Total liabilities and stockholders’ equity	$610,214	$696,410

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share and Share Data)

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales	$787,644	$818,932	$831,561
Cost of sales	788,774	736,241	726,850

Gross (loss) profit	(1,130)	82,691	104,711
Operating expenses:
Research and development	7,776	7,615	10,485
Sales and marketing	22,720	24,457	25,189
General and administrative	17,118	19,839	18,788
Stock-based compensation expense resulting from change in control	9,582	—	—
Impairment and restructuring	7,537	(2,468)	4,186

Total operating expenses	64,733	49,443	58,648

Operating (loss) income	(65,863)	33,248	46,063
Other income (expense), net:
Interest income	727	1,352	875
Interest expense	(487)	(555)	(472)
Other income (expense), net	1,002	1,656	564

(Loss) income before income taxes	(64,621)	35,701	47,030
Provision for income taxes	(910)	(6,216)	(9,157)

Net (loss) income	(65,531)	29,485	37,873
Other comprehensive income:
Foreign currency translation adjustment	7,723	1,151	14,251

Total comprehensive (loss) income	$(57,808)	$30,636	$52,124

Net (loss) income per share:
Basic	$(2.74)	$1.24	$1.58

Diluted	$(2.74)	$1.22	$1.56

Shares used in computing net (loss) income per share:
Basic	23,897,651	23,782,540	24,027,179
Diluted	23,897,651	24,077,479	24,335,819

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2010	23,916,665	$2	$85,150	$—	$250,829	$25,551	$361,532

Exercise of stock options	279,982	—	1,250	—	—	—	1,250
Stock-based compensation expense	—	—	4,303	—	—	—	4,303
Tax benefits from settlements of stock-based equity awards	—	—	133	—	—	—	133
Net income	—	—	—	—	37,873	—	37,873
Translation adjustment	—	—	—	—	—	14,251	14,251
Tax withholdings for net share settlement of equity awards	(54,044)	—	(1,328)	—	—	—	(1,328)
Repurchase of common stock	(92,823)	—	—	(1,931)	—	—	(1,931)
Retirement of treasury shares	—	—	(1,931)	1,931	—	—	—

Balance at September 30, 2011	24,049,780	$2	$87,577	$—	$288,702	$39,802	$416,083

Exercise of stock options	211,742	—	168	—	—	—	168
Stock-based compensation expense	—	—	4,900	—	—	—	4,900
Tax benefits from settlements of stock-based equity awards	—	—	177	—	—	—	177
Net income	—	—	—	—	29,485	—	29,485
Translation adjustment	—	—	—	—	—	1,151	1,151
Tax withholdings for net share settlement of equity awards	(60,401)	—	(1,131)	—	—	—	(1,131)
Repurchase of common stock	(438,400)	—	—	(8,844)	—	—	(8,844)
Retirement of treasury shares	—	—	(8,844)	8,844	—	—	—

Balance at September 30, 2012	23,762,721	$2	$82,847	$—	$318,187	$40,953	$441,989

Exercise of stock options	655,373	—	607	—	—	—	607
Stock-based compensation expense	—	—	13,612	—	—	—	13,612
Tax shortfall from settlements of stock-based equity awards	—	—	(665)	—	—	—	(665)
Net loss	—	—	—	—	(65,531)	—	(65,531)
Translation adjustment	—	—	—	—	—	7,723	7,723
Tax withholdings for net share settlement of equity awards	(215,316)	—	(3,454)	—	—	—	(3,454)
Repurchase of common stock	(119,976)	—	—	(2,090)	—	—	(2,090)
Retirement of treasury shares	—	—	(2,090)	2,090	—	—	—

Balance at September 30, 2013	24,082,802	$2	$90,857	$—	$252,656	$48,676	$392,191

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(65,531)	$29,485	$37,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,154	53,082	45,530
Deferred taxes	(2,523)	(2,290)	(3,128)
Stock-based compensation expense	13,612	4,900	4,303
Excess tax benefit related to stock option exercises	(29)	(177)	(133)
Asset impairments	7,537	—	—
Restructuring asset (recoveries) impairments	—	(2,468)	3,384
(Gain) loss on disposal of equipment	(1,702)	(516)	427
Changes in operating assets and liabilities:
Accounts receivable	33,478	(14,837)	(398)
Inventories	44,216	(37,462)	(1,560)
Other current assets	1,075	(4,527)	(3,157)
Other assets	767	(585)	(5,215)
Accounts payable	(9,459)	31,349	(21,267)
Accrued liabilities	(5,334)	8,046	1,294
Income taxes payable	(1,789)	1,236	(1,860)
Other liabilities	898	3,047	4,272

Net cash provided by operating activities	73,370	68,283	60,365
Cash flows from investing activities
Sales of investments	—	—	14,991
Purchases of property and equipment	(47,333)	(86,077)	(79,772)
Proceeds from sale of property and equipment	2,764	11,471	1,387

Net cash used in investing activities	(44,569)	(74,606)	(63,394)
Cash flows from financing activities
Excess tax benefit related to stock option exercises	29	177	133
Tax withholdings for net share settlement of equity awards	(3,454)	(1,131)	(1,328)
Proceeds from exercise of stock options	607	168	1,250
Repurchase of common stock	(2,090)	(8,844)	(1,931)

Net cash used in financing activities	(4,908)	(9,630)	(1,876)
Effect of exchange rate changes on cash	(1,065)	385	2,920

Net increase (decrease) in cash	22,828	(15,568)	(1,985)
Cash and cash equivalents at beginning of fiscal year	82,322	97,890	99,875

Cash and cash equivalents at end of fiscal year	$105,150	$82,322	$97,890

Non-cash investing activities
Purchases of property and equipment	$8,950	$34,350	$33,965

Supplemental disclosure
Cash paid for interest	$533	$528	$465
Cash paid for income taxes	$4,664	$6,274	$10,821

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

WBL Corporation Limited (“WBL”), through its affiliates and subsidiaries, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of September 30, 2013 and September 30, 2012. On May 28, 2013, United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), filed with the Securities and Exchange Commission (“SEC”) an Initial Statement of Beneficial Ownership of Securities on Form 3 and a Schedule 13D under the Securities Exchange Act of 1934 announcing that UEL, through UECV, owned or had agreed to acquire, pursuant to a cash offer, more than 50% of the ordinary stock units of WBL.

This beneficial ownership of the Company’s common stock by WBL (and UE after May 28, 2013) provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with WBL/UE which require a separate vote of the non-WBL/UE stockholders.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2013 and 2012.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$—	$—
Forward contracts (other current assets)	—	179	—
Forward contracts (accrued liabilities)	—	(34)	—

	$14,141	$145	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2012
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$12,037	$—	$—

	$12,037	$—	$—

No assets or liabilities were measured at fair value on a non-recurring basis as of September 30, 2013 and September 30, 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation or the equivalent government body in other countries, and accounts receivable. Credit risk exists because the Company’s flexible printed circuit boards and related component assemblies were sold to a limited number of customers during the reporting periods herein (refer to Note 7). The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

Accounts Receivable

The Company records revenues in accordance with the terms of the sale, which is generally at shipment. Accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable, and the allowance is determined based on historical write-off experience as well as specific identification of credit issues with invoices. The Company reviews the allowance for doubtful accounts monthly (or more often, as necessary), and past due balances over a specified amount are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are charged against the allowance if and when the Company determines it is probable that the receivable will not be collected. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. The Company records a write-down for excess and obsolete inventory based on historical usage and expected future product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	20 - 39 years
Machinery and equipment	3 -10 years
Furniture and fixtures	3 - 5 years
Computers and capitalized software	3 - 5 years
Leasehold improvements	Shorter of 15 years or life of lease

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

Long-Lived Asset Impairment

The Company tests its long-lived assets for impairment whenever circumstances or events may affect the recoverability of long-lived assets. To determine if an impairment exists, the Company first determines whether there has been a change in the use or circumstance related to the assets and whether a held for use or held for sale impairment model should be used to evaluate the assets or asset group for impairment.

If the assets are held for use, the Company utilizes the forecasted undiscounted cash flows related to the asset group and compares the result to the carrying value. If the forecasted undiscounted cash flows exceed the carrying value, there is no impairment. To develop the forecasted undiscounted cash flows, the Company utilizes a number of estimates and assumptions including the internally developed business assumptions used to compute the forecasted cash flows and related terminal cash flows. If the assets meet the criteria for held for sale classification, the Company determines the estimated fair value for the assets less the applicable disposal costs and compares this value to the carrying value of the long-lived assets. If this value exceeds the carrying value, there is no impairment. In determining these fair value estimates, the Company considers internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment both by the Company and outside experts engaged to assist in this process, if any.

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

The Company reviews the recoverability of the carrying value of goodwill on an annual basis typically during its fourth fiscal quarter, or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. At June 30, 2013, the Company performed an interim goodwill impairment test on its single reporting unit. Upon completion of the impairment test, the Company determined that its goodwill was impaired and recorded a charge of $7,537 during the fiscal third quarter to fully impair its goodwill, resulting in a balance of $0 as of September 30, 2013. Refer to Note 11 for further details.

Revenue Recognition

The Company’s revenues, which the Company refers to as net sales, net of accounts receivable allowance, refunds and credits, are estimated based on historical experience and are generated from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training) or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

All non-income government-assessed taxes (sales and value added taxes) collected from customers and remitted to governmental agencies are recorded on a net basis (excluded from revenue) in the accompanying consolidated financial statements. Such taxes are recorded in accrued liabilities until they are remitted to the appropriate governmental agencies.

Product Warranty Accrual

The Company typically warrants its products for up to 36 months. The standard warranty requires the Company to replace defective products returned to the Company at no cost to the customer. The Company records an estimate for warranty related costs at the time revenue is recognized based on historical amounts incurred for warranty expense and historical warranty return rates as well as an evaluation of the expected future warranty return rates. If actual warranty return rates differ from the estimated trends based on our historical experience, the Company may adjust the warranty accrual to reflect the actual results. The warranty accrual is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

Changes in the product warranty accrual for the fiscal years ended September 30, 2013, 2012 and 2011, were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2013	$346	$(3,469)	$4,199	$1,076
Fiscal 2012	$279	$(991)	$1,058	$346
Fiscal 2011	$463	$(1,137)	$953	$279

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes and are expensed as incurred.

Restructuring Charges

The Company recognizes restructuring charges related to plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination and relocation costs and other exit-related costs.

The recognition of restructuring charges requires making certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent that actual results differ from these estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. During the fiscal years ended September 30, 2012 and 2011, the Company recorded restructuring (recoveries) charges of $($2,468) and $4,186, respectively. There were no restructuring activities during the fiscal year ended September 30, 2013 (refer to Note 11).

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is either the local currency or if the predominant transaction currency is the U.S. dollar, then the U.S. dollar will be the functional currency. Balances are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for income statement amounts. Currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Foreign currency transactions occur primarily when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the Consolidated Statements of Comprehensive Income. For the fiscal years ended September 30, 2013, 2012 and 2011, foreign exchange transaction gains and losses were included in other income (expense), net and were net gains (losses) of $348, $(69) and $(160), respectively.

Derivative Financial Instruments

The Company’s derivative financial instruments are designated to economically hedge the exposure of future cash flows denominated in non-U.S. dollar currency. Derivative financial instruments are measured at fair value and are recorded in the Consolidated Balance Sheets as either assets or liabilities. Changes in the fair value of the derivative financial instruments are recorded each period in the Consolidated Statements of Comprehensive Income, depending on whether the derivative instruments are designated as part of the hedge transaction, and if so, the type of hedge transaction.

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

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the Consolidated Balance Sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the Consolidated Statements of Comprehensive Income. Realized gains (losses) are recognized at maturity as other income (expense), net in the Consolidated Statements of Comprehensive Income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 12 for further information on derivative financial instruments.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes expense for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the closing price of the Company’s common stock on the date of grant.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Years Ended September 30,
	2013	2012	2011
Basic weighted-average number of common shares outstanding	23,897,651	23,782,540	24,027,179
Dilutive effect of potential common shares	—	294,939	308,640

Diluted weighted-average number of common and potential common shares outstanding	23,897,651	24,077,479	24,335,819

Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	903,263	372,530	284,094

Recent Accounting Pronouncements

During July 2013, the FASB issued revised authoritative guidance that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (which is October 1, 2014 for the Company). Early adoption is permitted. The Company is currently evaluating this updated authoritative guidance, but it does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued revised authoritative guidance that requires the presentation in a single location, either in a note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective prospectively for annual periods beginning after December 15, 2012 (which is October 1, 2013 for the Company). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During July 2012, the FASB issued revised authoritative guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for interim and annual periods beginning after September 15, 2012 (which was October 1, 2012 for the Company). Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During December 2011, the FASB issued revised authoritative guidance that requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and requires improved information about financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar arrangement. During January 2013, the FASB issued an amendment to this guidance, which limits the scope to derivatives, repurchase agreements and securities lending transactions. The amendments are effective for annual periods beginning on or after January 1, 2013 (which is October 1, 2013 for the Company) and retrospective disclosure is required for all comparative periods presented. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During June 2011, the FASB issued revised authoritative guidance that requires all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments were effective for annual periods beginning after December 15, 2011 (which was October 1, 2012 for the Company) and are to be applied retrospectively. Early adoption is permitted. The guidance was adopted by the Company in fiscal 2012 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

During May 2011, the FASB issued revised authoritative guidance that resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments were effective for interim and annual periods beginning after December 15, 2011 (which was January 1, 2012 for the Company) and were to be applied prospectively. Early application by public entities was not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

During the fourth fiscal quarter of 2012, the Company effectively changed its accounting policy with regard to freight out costs. Freight out costs were previously classified as cost of sales but, going forward, are classified as sales and marketing. For the nine months ended June 30, 2012, freight out costs of $2,164 were included in cost of sales. For the three months ended September 30, 2012, freight out costs of $880 were included in sales and marketing. For the fiscal year ended September 30, 2011, freight out costs of $2,395 were included in cost of sales. Given the immateriality of these costs, the Company prospectively began reflecting freight out costs in sales and marketing beginning July 1, 2012. The Company evaluated the materiality of such change from both a quantitative and qualitative basis and concluded that reclassification of such costs on a prior year basis was immaterial and, accordingly, did not reclassify such costs that were previously included in cost of sales for periods previously reported prior to the change. For the fiscal year ended September 30, 2013, freight out costs of $2,706 were included in sales and marketing.

2. Related Party Transactions

Rent expense for the fiscal years ended September 30, 2013, 2012 and 2011 included related-party payments to various WBL subsidiaries of $204, $133 and $217, respectively. As of September 30, 2013, the Company leased approximately 12,000 square feet of office space from WBL related parties.

During the second fiscal quarter of 2011, MFC entered into an agreement to purchase property located in Suzhou, China from Wearnes Global (Suzhou) Co., Ltd., a subsidiary of the Company’s majority stockholder WBL. The property consists of land use rights and building and had a total purchase price of 32,314 Chinese Renminbi (“RMB”) ($5,256 at September 30, 2013), of which 22,481 RMB ($3,657 at September 30, 2013) and 9,833 RMB ($1,599 at September 30, 2013) were subsequently allocated to the land use rights and building, respectively. MFC previously leased such property from WBL.

3. Composition of Certain Balance Sheet Components

Inventories, net of applicable write-downs, were composed of the following:

	September 30,
	2013	2012
Raw materials and supplies	$27,080	$34,265
Work-in-progress	20,965	30,186
Finished goods	38,808	60,319

	$86,853	$124,770

Property, plant, and equipment, net, were composed of the following:

	September 30,
	2013	2012
Building	$68,679	$68,252
Machinery and equipment	406,010	379,046
Computers and capitalized software	13,014	10,194
Leasehold improvements	14,145	13,686
Construction-in-progress	5,307	11,639

	$507,155	$482,817
Accumulated depreciation and amortization	(263,099)	(207,931)

	$244,056	$274,886

Depreciation expense for the fiscal years ended September 30, 2013, 2012 and 2011, was $57,187, $52,249 and $44,641, respectively.

Accrued liabilities were composed of the following:

	September 30,
	2013	2012
Wages and compensation	$16,822	$19,839
Other accrued expenses	14,637	13,879

	$31,459	$33,718

Other liabilities were composed of the following:

	September 30,
	2013	2012
Liabilities on uncertain tax positions	$17,316	$16,691
Other	1,747	1,882

	$19,063	$18,573

4. Income Taxes

United States and foreign (loss) income before taxes were as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
United States	$(3,544)	$2,184	$(2,551)
Foreign	(61,077)	33,517	49,581

	$(64,621)	$35,701	$47,030

The provision for income taxes consisted of the following components:

	Fiscal Years Ended September 30,
	2013	2012	2011
Current:
Federal	$578	$1,407	$2,487
State	18	391	509
Foreign	3,186	6,717	9,633

	$3,782	$8,515	$12,629

Deferred:
Federal	$(1,855)	$400	$(766)
State	34	(59)	(383)
Foreign	(1,051)	(2,640)	(2,323)

	(2,872)	(2,299)	(3,472)

	$910	$6,216	$9,157

Deferred tax assets (liabilities) were composed of the following:

	September 30,
	2013	2012
Deferred tax assets:
Net operating loss	$20,359	$12,637
Inventories	520	1,148
Depreciation	5,985	4,461
Stock-based compensation	3,018	1,938
Asset impairment	137	76
Accrued expenses	6,337	5,451
Allowance for doubtful accounts	451	131
Warranty reserve	227	65
Capital loss carryforward	—	333
Investments	174	177
Foreign tax credits	902	620
Amortization	2,233	—
Other	—	19

Subtotal deferred tax assets	40,343	27,056
Valuation allowance	(22,536)	(12,334)

Total deferred tax assets	17,807	14,722

Deferred tax liabilities:
Deferred revenue	170	—
Other	43	—

Total deferred tax liabilities	213	—

Net deferred tax assets	$17,594	$14,722

The Company established a valuation allowance of approximately $22,536 and $12,334 as of September 30, 2013 and 2012, respectively. The valuation allowance is recorded against deferred tax assets and consisted of net operating loss carryforwards and deferred income tax benefits attributable to the Company’s investments. During fiscal year 2013, the Company incurred significant losses in MFLEX Singapore. Evidence such as cumulative losses in recent years represented sufficient negative evidence to require a valuation allowance. As a result, the Company established a valuation allowance against its deferred tax assets related to MFLEX Singapore. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support its reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no other valuation allowances were required on its other jurisdictions. The valuation allowance increased by $10,202 due to an increase of $10,538 attributable to MFLEX Singapore and MFE’s current year net operating losses, an increase of $6 due to change in tax rate and a decrease of $342 due to expiration of capital loss carryforwards. There is uncertainty regarding the future realization of these deferred tax assets, and management has determined that more likely than not, it will not receive future tax benefits from these assets.

As of September 30, 2013 and 2012, the Company had net operating loss carryforwards for federal tax purposes of $0 and $2,083, respectively. The Company had net operating loss carryforwards for state tax purposes of $2,779 and $7,693, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $114,077 and $47,580, respectively. The net operating loss carryforwards will begin to expire in 2016 for state and 2019 for foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $902, which will begin to expire in 2022.

The provision for (benefit from) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
Provision for income taxes at statutory rate	34.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	0.0	0.3	(0.3)
Foreign rate variance	(18.0)	(23.0)	(22.8)
Nondeductible expenses	(1.3)	0.8	0.8
Return to provision adjustments	1.2	0.2	1.0
Tax contingency reserve	(0.6)	3.6	6.7
Valuation allowance	(16.3)	0.2	0.6
Other	(0.4)	0.3	(1.5)

	(1.4)%	17.4%	19.5%

The Company currently enjoys tax incentives for certain of its Asia operations. Certain Asia operations are subject to taxes at a rate lower than the statutory rates. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or due to changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

Due to the valuation allowance against certain operating losses in the fiscal year ended September 30, 2013, the Company did not benefit from the tax incentives. Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal years ended September 30, 2012 and 2011 would have been decreased to the pro forma amounts as illustrated below:

	Fiscal Years Ended September 30,
	2012	2011
Net income, as reported	$29,485	$37,873
Additional tax in China and Singapore	(780)	(1,349)

Pro forma net income	$28,705	$36,524
Net income per share:
Basic, as reported	$1.24	$1.58
Basic, pro forma	$1.21	$1.52
Diluted, as reported	$1.22	$1.56
Diluted, pro forma	$1.19	$1.50

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $152,302, $217,255 and $184,994 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2013	Fiscal 2012
Unrecognized tax benefits at beginning of the year	$15,423	$14,354
Increases for positions taken in current period	2	947
Increases for positions taken in prior period	—	122

Unrecognized tax benefits at end of the year	$15,425	$15,423

As of September 30, 2013, the liability for income taxes associated with uncertain tax positions increased to $15,425 from $15,423 as of September 30, 2012. As of September 30, 2013 and September 30, 2012, these liabilities can be reduced by $4,908 and $4,907, respectively, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,517 at September 30, 2013 and $10,516 at September 30, 2012, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $624 and $533 of interest for the fiscal years ended September 30, 2013 and 2012, respectively. In total, the Company has recognized a liability of $1,892 for interest as of September 30, 2013.

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

The Chinese tax authority is currently auditing MFC1 and MFC2’s income tax returns for tax years 2005 through 2011. During fiscal year 2013, the Chinese tax authority raised questions related to transfer pricing on tangible goods sold by the Company to related parties. The questions were primarily on the transfer pricing methodology and the selection of comparable companies. Discussions with the Chinese tax authority surrounding this issue are ongoing. In the event that the audit results in proposed assessment by the Chinese tax authority, the Company may be required to remit the assessment regardless whether the Company contests the proposed adjustments. Management believes that an adequate provision has been made related to this audit.

The outcome of these tax audits cannot be predicted with certainty. If any issues raised in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, then the Company could be required to adjust its provision for income tax in the period such resolution occurs. Any significant adjustments from the tax authorities could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved favorably.

5. Lines of Credit

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 RMB ($32,531 at September 30, 2013). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. In addition, MFC and ABC entered into a Facility Offer Letter dated as of July 1, 2013, which sets forth the loan pricing. The loan interest rate for the U.S. dollar borrowing under the MFC Credit Line will be negotiated by the parties based on the lending cost in the Chinese market for the U.S. dollar transactions on the day the loan is made.

During July 2010, MFC entered into a Line of General Credit Agreement with ABC, which provided for a borrowing facility for 200,000 RMB ($32,531 at September 30, 2013). For RMB lending, the interest rate was 90% of the basic rate issued by the People’s Bank of China (“PBOC”) on the loan start date, and the basic interest rate may be adjusted once per year if the PBOC adjusts the basic rate. The interest for the U.S. dollar lending was calculated as LIBOR plus a mutually determined number of basis points. The basis points were determined according to the U.S. dollar lending cost in the Chinese domestic market. The line of credit matured in July 2013.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($48,796 at September 30, 2013). The CCB Credit Line will mature in May 2016. MFC and CCB have also entered into a Facility Offer Letter which sets forth the pricing negotiated by the parties. Interest on the credit line agreement for RMB lending is based on the current rate set by the People’s Bank of China at the time of borrowing. For U.S. dollar lending, the interest rate will be negotiated and determined by both parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

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

During January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders (the “Lenders”), and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch (“JPM”), as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. The obligations of MFLEX Singapore under the Facility Agreement are (i) secured by MFLEX Singapore’s physical assets, book debt, and bank accounts; (ii) secured by the stock in MFLEX Singapore held by its parent company, MFCI; and (iii) guaranteed by the Company pursuant to a Parent Guaranty. Borrowings under the Facility Agreement will bear interest at a rate per annum equal to the sum of (a) the applicable margin, which initially is equal to 1.50 percent per annum, subject to adjustment in accordance with the Facility Agreement and (b) the bank’s cost of funds, which approximates SIBOR. All outstanding principal, and accrued and unpaid interest, under the Facility Agreement will be due and payable in January 17, 2015, the termination date of the Facility Agreement.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Line of credit (ABC)	$32,531	$31,541	$—	$—
Line of credit (CCB)	48,796	47,312	—	—
Line of credit (BC)	11,000	11,000	—	—
Line of credit (JPM)	50,000	50,000	—	—

	$142,327	$139,853	$—	$—

As of September 30, 2013, the Company was in compliance with all covenants under its lines of credit.

6. Segment Information and Geographic Data

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. Between fiscal years 2011 and 2013, the Company operated in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic areas are presented on a basis consistent with the consolidated financial statements. The geographic area’s net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic area is as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales
United States	$14,619	$23,349	$24,417
China	829,379	806,504	780,814
Singapore	754,026	790,867	794,048
Other	2,706	377	374
Eliminations	(813,086)	(802,165)	(768,092)

Total	$787,644	$818,932	$831,561

	Fiscal Years Ended September 30,
	2013	2012	2011
Operating (loss) income
United States	$(13,604)	$(6,421)	$(13,849)
China	6,021	13,965	21,941
Singapore	(54,059)	31,514	42,547
Other	(7,415)	(2,428)	(3,613)
Eliminations	3,194	(3,382)	(963)

Total	$(65,863)	$33,248	$46,063

Depreciation and amortization
United States	$2,218	$2,405	$3,626
China	55,657	50,393	41,596
Singapore	129	94	97
Other	150	190	211

Total	$58,154	$53,082	$45,530

	Fiscal Years Ended September 30,
	2013	2012
Long-lived assets (property, plant and equipment and land use rights)
United States	$2,325	$3,677
China	248,857	277,837
Singapore	433	229
Other	144	173

Total	$251,759	$281,916

	Fiscal Years Ended September 30,
	2013	2012
Total assets
United States	$136,299	$149,484
China	403,824	448,759
Singapore	295,714	351,905
Other	2,022	5,057
Eliminations	(227,645)	(258,795)

Total	$610,214	$696,410

7. Significant Concentrations

Customers

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated subcontractors, which accounted for more than 10% of the Company’s net sales, are presented below.

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales
OEM—C	75%	74%	44%
OEM—D	11%	15%	43%

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company subcontractors.

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales
Customer—3	57%	61%	23%
Customer—5	1%	2%	13%
Customer—6	13%	8%	4%

	Fiscal Years Ended September 30,
	2013	2012	2011
Accounts Receivable
Customer—3	44%	74%	39%
Customer—5	—	1%	1%
Customer—6	21%	10%	4%

Geographic

Net sales by geographic region based on the location of the customer is summarized below:

	Fiscal Years Ended September 30,
	2013	2012	2011
United States	$17,968	$26,125	$62,007
Mexico	8,489	39,195	165,190
Canada	1,965	6,245	26,543
China	580,804	460,489	190,097
Hong Kong	136,445	238,412	289,615
Malaysia	1,569	7,580	3,938
Other Asia-Pacific	34,341	22,307	17,440
Europe	5,301	16,339	76,711
Other	762	2,240	20

	$787,644	$818,932	$831,561

Sales to customers in Other Asia-Pacific noted above included Singapore, Japan, Taiwan, Vietnam and Korea. Sales to customers in Europe included Hungary and Germany.

Industry

Beginning in the second fiscal quarter of 2011, the Company elected to disclose net sales information for its tablets sector separate from its consumer electronics sector. Amounts set forth below reflect this reclassification.

During the fiscal years ended September 30, 2013, 2012 and 2011, 71%, 69% and 83% of net sales, respectively, were derived from sales to companies that provide products or services into the smartphone industry, 21%, 27% and 13% of net sales, respectively, were derived from sales to companies that provide products or services into the tablet industry, and 7%, 2% and 1% of net sales, respectively, were derived from sales to companies that provide products into the consumer electronics industry. All of these industries are subject to economic cycles and have experienced periods of slowdown in the past.

8. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Future minimum lease payments under non-cancelable operating leases at September 30, 2013 are as follows:

Fiscal Years Ending September 30,	Future Minimum Lease Payments
2014	$1,304
2015	524
2016	60
2017	2
2018	—

Total	$1,890

Rental expense for the aforementioned operating leases was $1,428, $1,201 and $2,243 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of September 30, 2013, the Company had outstanding purchase commitments to acquire capital assets and other materials and services of $6,454, which exclude amounts already recorded on the Consolidated Balance Sheets.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of MFC and MFLEX Chengdu’s after-tax profit, subject to certain cumulative limits. These restrictions on net income for the fiscal years ended September 30, 2013, 2012 and 2011 were $19,838, $17,741 and $16,255, respectively.

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

9. Stock-Based Compensation

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	expected volatility of the Company’s common stock price, which the Company determines based on historical volatility of the Company’s common stock;

(b)	expected dividends, which are zero, as the Company does not currently anticipate issuing dividends;

(c)	expected term of the stock option or stock appreciation right (“SSAR”), which is estimated based on the historical stock option and SSAR exercise behavior of the Company’s employees; and

(d)	risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

Stock Options

Stock option activity for the fiscal year ended September 30, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Stock options outstanding at September 30, 2012	219,492	$10.74
Granted	—	—
Exercised	(54,840)	10.00
Forfeited	—	—
Expired	—	—

Stock options outstanding and exercisable at September 30, 2013	164,652	$10.98	$931	0.8

Stock options vested and expected to vest at September 30, 2013	164,652	$10.98	$931	0.8

Stock option details for the fiscal years ended September 30, 2013, 2012 and 2011 are summarized as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
Aggregate intrinsic value of stock options exercised	$278	$255	$1,346

No stock options were granted during the fiscal years ended September 30, 2013, 2012 and 2011. No unearned compensation existed as of September 30, 2013 related to stock options.

Service and Performance-Based Restricted Stock Units

During the fiscal years ended September 30, 2013, 2012 and 2011, the Company granted service-based restricted stock units (“RSUs”) under the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to

RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time, under the 2004 Plan. For such performance-based RSUs, the Company records stock-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. Management generally considers the probability that the performance metrics will be achieved to be a 70% chance or greater (“Probability Threshold”). At the end of each reporting period, the Company evaluates the awards to determine if the related performance metrics meet the Probability Threshold. If the Company determines that the vesting of any of the outstanding performance-based RSUs does not meet the Probability Threshold, the compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made. However, if at a future date conditions have changed and the Probability Threshold is deemed to be met, the previously reversed stock compensation expense, as well as all subsequent projected stock-based compensation expense through the date of evaluation, is recognized in the period in which this new determination is made.

On June 27, 2013, the Company granted 24,525 performance-based RSUs (the “June 2013 Awards”). The June 2013 Awards vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about June 27, 2014. During the fourth fiscal quarter of 2013, the Company determined that the level of probability of achievement was deemed to be less than the Probability Threshold, and as a result, the Company reversed $105 of stock-based compensation costs related to these awards.

On December 18, 2012, the Company granted 72,031 performance-based RSUs (the “December 2012 Awards”). The December 2012 Awards were originally scheduled to vest upon the achievement of defined performance objectives pertaining to such grants, with vesting to occur on or about November 15, 2015. The December 2012 Awards were converted to service-based RSUs as a result of the change in control that occurred during May 2013. Refer to the “Change in Control” section below in this Note 9.

RSU activity for the fiscal year ended September 30, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2012	605,673	$22.02
Granted	438,139	17.03
Vested	(600,533)	20.40
Forfeited	(106,905)	24.78

Non-vested shares outstanding at September 30, 2013	336,374	$17.55

RSU details for the fiscal years ended September 30, 2013, 2012 and 2011 are summarized as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
Service-based RSUs granted	341,583	191,010	218,727
Performance-based RSUs granted	96,556	110,046	94,879
Weighted-average grant-date fair value of non-vested RSUs granted	$17.03	$20.31	$22.33
Weighted-average fair value of RSUs vested	$20.40	$21.09	$19.46

Unearned compensation as of September 30, 2013 was $9,458 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.6 years.

Stock Appreciation Rights

During the fiscal years ended September 30, 2013, 2012 and 2011, the Administrator approved the grant of SSARs to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs granted to employees generally vest either over a period of three years with one-third vesting on each of the anniversary dates of the grant date or may vest completely on the third anniversary date of the grant date and have a contractual life of 10 years. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Total compensation cost related to SSARs is recognized over the vesting period and is determined based on the whole number of shares issued multiplied by the grant date fair value.

The grant date fair values of the SSARs granted during each of the fiscal years ended September 30, 2013, 2012 and 2011 were estimated using the Black-Scholes valuation pricing model with the following assumptions:

	Fiscal Years Ended September 30,
	2013	2012	2011
Risk-free interest rate	0.33%	0.40%	0.78%
Expected dividends	—	—	—
Expected volatility	40.66%	51.70%	66.81%
Expected term (in years)	3.43	3.40	3.30
Grant date fair value	$5.32	$7.25	$10.22

SSARs activity for the fiscal year ended September 30, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2012	479,581	$20.88
Granted	216,092	17.90
Exercised	—	—
Forfeited	—	—
Expired	—	—

SSARs outstanding at September 30, 2013	695,673	$19.96	$348	7.5

SSARs exercisable at September 30, 2013	695,673	$19.96	$348	7.5

SSARs vested and expected to vest at September 30, 2013	695,673	$19.96	$348	7.5

SSARs details for the fiscal years ended September 30, 2013, 2012 and 2011 are summarized as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
SSARs granted	216,092	141,107	125,780
Aggregate intrinsic value of SSARs exercised	$—	$69	$—

Unearned compensation as of September 30, 2013 was $0 as all SSARs were vested.

Change in Control

In connection with the stock acquisition made by UE of WBL discussed in Note 1, the Company reviewed the 2004 Plan, and its Change in Control Plan dated January 18, 2012 (the “Plan”), and determined that a “Change in Control,” as defined in the 2004 Plan and the Plan, occurred as of May 23, 2013. As a result, the Company recorded stock-based compensation expense of $9,582 during the Company’s third fiscal quarter of 2013 related to the accelerated vesting of outstanding serviced-based RSUs and SSARs, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013. The expense consisted of the following:

	Number of Units	Fiscal Year Ended September 30, 2013
Serviced-based RSUs	364,625	$5,330
SSARs	346,484	1,650
Conversion of performance-based RSUs to service-based RSUs	266,166	2,602

Total		$9,582

The expense was included as stock-based compensation expense resulting from change in control in the Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2013.

Stock-based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type (excluding the aforementioned stock-based compensation expense resulting from the Change in Control) included in the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2013, 2012 and 2011:

	Fiscal Years Ended September 30,
	2013	2012	2011
Cost of sales	$377	$456	$491
Research and development	478	357	280
Sales and marketing	614	915	1,024
General and administrative	2,561	3,172	2,508

Total	$4,030	$4,900	$4,303

The following table shows a summary of the stock-based compensation expense by award type (including the aforementioned stock-based compensation expense resulting from the Change in Control in fiscal 2013) recorded for the fiscal years ended September 30, 2013, 2012 and 2011:

	Fiscal Years Ended September 30,
	2013	2012	2011
RSUs	$11,245	$3,745	$3,262
SSARs	2,367	1,155	1,041

Total	$13,612	$4,900	$4,303

10. Share Repurchase Program

The Board has provided a committee with the discretion to execute a share repurchase program for up to 1,100,000 shares in the aggregate of the Company’s common stock on the open market. These shares represented approximately five percent of the Company’s common stock outstanding as of September 30, 2013.

The following table shows a summary of shares repurchased for each of the Company’s 105b-1 Repurchase Plan Agreements under its share repurchase program:

Date Entered	Expiry Date	Maximum Shares	Shares Repurchased	Weighted-Average Purchase Price Per Share	Total Value of Shares Repurchased
May 3, 2013	August 13, 2013	535,406	43,782	$14.75	$646
December 3, 2012	December 31, 2012	200,000	76,194	$18.95	$1,444
September 2, 2011	June 2, 2012	500,000	488,400	$20.17	$9,853

During the fiscal year ended September 30, 2013, a total of 119,976 shares were repurchased at a weighted-average purchase price of $17.42 per share for a total value of $2,090. The repurchased shares were retired and the excess of the repurchase price over par value was booked as an adjustment to additional paid-in capital in the fiscal years in which the respective shares were retired.

11. Impairment and Restructuring

Goodwill Impairment

The Company records the excess of an acquisition’s purchase price over the fair value of the identified assets and liabilities as goodwill. The Company evaluates its goodwill balance typically during the fourth quarter of each fiscal year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Given the continued decline in the Company’s stock price and market capitalization below the carrying value of the Company’s net assets, as well as continued decreases in net sales, gross profit, and operating income compared with forecasted results during the third quarter of fiscal 2013, the Company considered these factors as indicators of possible impairment of goodwill as defined under the relevant FASB authoritative accounting guidance. As a result, the Company determined an interim impairment test was necessary while preparing its financial statements for the three and nine months ended June 30, 2013.

The Company performed the interim goodwill impairment test on its single reporting unit. Because the first phase of the goodwill impairment test (“Step 1”) indicated that the reporting unit’s carrying value exceeded its fair value, a second phase (“Step 2”) was performed. Under Step 2, for the purpose of deriving the implied fair value of goodwill, the fair value of the Company’s net assets were estimated using a discounted cash flow analysis based on the Company’s future budgets discounted using the Company’s weighted average cost of capital and market indicators, which was obtained using Level 3 fair value measurements on a non-recurring basis. To measure the amount of impairment, the implied fair value of the goodwill was then compared to the recorded goodwill. Upon completion of the impairment test, the Company determined that its goodwill was impaired and recorded a charge of $7,537 during the fiscal third quarter to fully impair its goodwill, resulting in a balance of $0 as of September 30, 2013.

With respect to long-lived assets which mainly consisted of property, plant and equipment held for use, the Company compared its calculation of the forecasted undiscounted cash flows to the carrying value of the assets and concluded that no other instances of impairment were identified as a result of the interim test as of June 30, 2013 and September 30, 2013.

California Restructuring (Fiscal Years 2012 and 2011)

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

Arizona Restructuring (Fiscal Years 2012 and 2011)

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

12. Derivative Financial Instruments

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. As of

September 30, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥370,392	$60,000

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. The Company recognized gains (losses) of $872, $270 and $(38) during the fiscal years ended September 30, 2013, 2012 and 2011, respectively, related to derivative financial instruments.

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

	For the Quarters Ended (Unaudited) (in thousands, except per share data)
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Net sales	$188,254	$136,066	$173,674	$289,650	$201,587	$170,038	$207,963	$239,344
Cost of sales	194,308	140,312	189,207	264,947	189,797	154,382	181,880	210,182

Gross (loss) profit	(6,054)	(4,246)	(15,533)	24,703	11,790	15,656	26,083	29,162
Operating expenses:
Research and development	1,964	1,997	1,782	2,033	1,405	1,900	2,231	2,079
Sales and marketing	5,795	5,676	4,712	6,537	5,841	5,726	6,503	6,387
General and administrative	4,504	2,647	4,295	5,672	4,503	4,223	5,484	5,629
Stock-based compensation expense resulting from change in control	—	9,582	—	—	—	—	—	—
Impairment and restructuring	—	7,537	—	—	—	(732)	(1,171)	(565)

Total operating expenses	12,263	27,439	10,789	14,242	11,749	11,117	13,047	13,530

Operating (loss) income	(18,317)	(31,685)	(26,322)	10,461	41	4,539	13,036	15,632
Other income (expense), net:
Interest income	323	248	86	70	288	419	353	292
Interest expense	(126)	(112)	(138)	(111)	(114)	(206)	(81)	(154)
Other income (expense), net	774	73	170	(15)	(206)	58	1,333	471

(Loss) income before income taxes	(17,346)	(31,476)	(26,204)	10,405	9	4,810	14,641	16,241
(Provision for) benefit from income taxes	(1,125)	(53)	2,325	(2,057)	2	(984)	(2,537)	(2,697)

Net (loss) income	$(18,471)	$(31,529)	$(23,879)	$8,348	$11	$3,826	$12,104	$13,544

Net (loss) income per share:
Basic	$(0.77)	$(1.32)	$(1.00)	$0.35	$0.00	$0.16	$0.51	$0.57

Diluted	$(0.77)	$(1.32)	$(1.00)	$0.35	$0.00	$0.16	$0.50	$0.56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth in the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 11, 2013, the compensation committee of our Board, comprised solely of independent, non-employee directors, approved a fiscal year 2014 bonus plan (“Bonus Plan”), pursuant to which our named executive officers (“NEOs”) can obtain a cash bonus (“Bonus”). The Bonus Plan is structured as a profit sharing plan, with ten percent of the Company’s net income after tax for the fiscal year funding the bonus pool. Forty percent of the bonus pool (the “Executive Bonus Pool”) will be allocated to specified employees, including the NEOs, with the remaining sixty percent of the bonus pool being allocated to the remaining employee base. Of the Executive Bonus Pool, 24.1428% is allocated to Mr. Meshgin, 15.1428% is allocated to Mr. Liguori, 14.1428% is allocated to Mr. Jin, and 12.1428% is allocated to each of Mr. Lee and Ms. Besnard. A minimum of $1.0 million in net income after taxes must be earned before any bonuses can be awarded.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders expected to be held in March 2014, which we refer to as our 2014 Proxy Statement, and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sam Yau (Chairperson), 65 years of age, Philippe Lemaitre, 64 years of age, and Donald Schwanz, 69 years of age. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Furthermore, our board of directors has determined that Mr. Yau and Mr. Lemaitre qualify as “audit committee financial experts” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2014 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2014 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2014 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

(In Thousands)

Accounts Receivable Allowance and Bad Debt Reserves	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2013	$2,254	$16,567	$(14,540)	$4,281
Fiscal 2012	$2,402	$2,787	$(2,935)	$2,254
Fiscal 2011	$2,354	$9,926	$(9,878)	$2,402

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2013	$12,334	$10,926	$(724)	$22,536
Fiscal 2012	$12,527	$761	$(954)	$12,334
Fiscal 2011	$12,239	$1,382	$(1,094)	$12,527

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: November 13, 2013	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	November 13, 2013

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2013

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 13, 2013

/S/ BENJAMIN C. DUSTER, IV Benjamin C. Duster, IV	Director	November 13 2013

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 13, 2013

/S/ JAMES M. MCCLUNEY James M. McCluney	Director	November 13, 2013

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 13, 2013

/S/ ROY CHEE KEONG TAN Roy Chee Keong Tan	Director	November 13, 2013

/S/ SAM YAU Sam Yau	Director	November 13, 2013

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Exhibit Number		Filed with this Form 10-K	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/3/2004

10.20	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.		8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

Exhibit Number		Filed with this Form 10-K	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.73	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.		10-Q	000-50812	2/3/2011

10.74	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.		10-Q	000-50812	5/5/2011

10.76	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.		8-K	000-50812	1/19/2012

10.77	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).		8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

Exhibit Number		Filed with this Form 10-K	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

21.1	List of Subsidiaries of Registrant.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

Exhibit Number		Filed with this Form 10-K	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.