Form 10-Q
period 2013-12-31
MULTI FINELINE ELECTRONIX INC
filed 2014-02-06
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2014 was 24,088,907.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Cash and cash equivalents	$111,887	$105,150
Accounts receivable, net of allowances of $7,299 and $4,281 at December 31, 2013 and September 30, 2013, respectively	147,360	132,247
Inventories	80,260	86,853
Deferred taxes	5,909	5,909
Income taxes receivable	4,092	2,535
Other current assets	11,215	8,821

Total current assets	360,723	341,515
Property, plant and equipment, net	233,899	244,056
Land use rights	7,722	7,703
Deferred taxes	11,750	11,685
Other assets	5,133	5,255

Total assets	$619,227	$610,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$175,049	$166,474
Accrued liabilities	35,079	31,459
Income taxes payable	3,446	1,027

Total current liabilities	213,574	198,960
Other liabilities	19,884	19,063

Total liabilities	233,458	218,023
Commitments and contingencies (Note 2)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2013 and September 30, 2013, respectively; 0 and 0 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2013 and September 30, 2013, respectively; 24,088,907 and 24,082,802 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	2	2
Additional paid-in capital	91,531	90,857
Retained earnings	243,377	252,656
Accumulated other comprehensive income	50,859	48,676

Total stockholders’ equity	385,769	392,191

Total liabilities and stockholders’ equity	$619,227	$610,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$211,672	$289,650
Cost of sales	209,176	264,947

Gross profit	2,496	24,703
Operating expenses:
Research and development	1,455	2,033
Sales and marketing	5,908	6,537
General and administrative	3,343	5,672

Total operating expenses	10,706	14,242

Operating (loss) income	(8,210)	10,461
Other income (expense), net:
Interest income	209	70
Interest expense	(122)	(111)
Other income (expense), net	296	(15)

(Loss) income before income taxes	(7,827)	10,405
Provision for income taxes	(1,452)	(2,057)

Net (loss) income	$(9,279)	$8,348

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,183	2,213

Total comprehensive (loss) income	$(7,096)	$10,561

Net (loss) income per share:
Basic	$(0.39)	$0.35

Diluted	$(0.39)	$0.35

Shares used in computing net (loss) income per share:
Basic	24,083,932	23,795,625
Diluted	24,083,932	24,027,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(9,279)	$8,348
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,821	14,418
Deferred taxes	(65)	(50)
Stock-based compensation expense	621	1,307
(Gain) loss on disposal of equipment	(1,058)	6
Changes in operating assets and liabilities:
Accounts receivable	(14,963)	(49,775)
Inventories	8,417	20,606
Other current assets	(2,460)	(4,473)
Other assets	127	22
Accounts payable	12,220	30,182
Accrued liabilities	958	6,674
Income taxes payable	938	553
Other liabilities	2	639

Net cash provided by operating activities	8,279	28,457
Cash flows from investing activities
Purchases of property and equipment	(6,563)	(15,913)
Government grants received	4,151	—
Proceeds from sale of equipment	1,054	—

Net cash used in investing activities	(1,358)	(15,913)
Cash flows from financing activities
Tax withholdings for net share settlement of equity awards	(5)	(737)
Proceeds from exercise of stock options	66	29
Repurchase of common stock	—	(1,232)

Net cash provided by (used in) financing activities	61	(1,940)
Effect of exchange rate changes on cash	(245)	(274)

Net increase in cash	6,737	10,330
Cash and cash equivalents at the beginning of the period	105,150	82,322

Cash and cash equivalents at the end of the period	$111,887	$92,652

Non-cash investing activities
Purchases of property and equipment	$3,606	$6,056

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of December 31, 2013 and September 30, 2013.

This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE/WBL stockholders.

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”), and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$17,928	$—	$—
Forward contracts (other current assets)	—	221	—

	$17,928	$221	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$—	$—
Forward contracts (other current assets)	—	179	—
Forward contracts (accrued liabilities)	—	(34)	—

	$14,141	$145	$—

No assets or liabilities were measured at fair value on a non-recurring basis as of December 31, 2013 or September 30, 2013.

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	December 31, 2013	September 30, 2013
Raw materials and supplies	$21,908	$27,080
Work-in-progress	16,051	20,965
Finished goods	42,301	38,808

	$80,260	$86,853

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	December 31, 2013	September 30, 2013
Building	$68,703	$68,679
Machinery and equipment	404,930	406,010
Computers and capitalized software	13,573	13,014
Leasehold improvements	14,400	14,145
Construction-in-progress	3,834	5,307

	$505,440	$507,155
Accumulated depreciation and amortization	(271,541)	(263,099)

	$233,899	$244,056

The Company is undertaking a review of its manufacturing capacity in an effort to align its cost structure with net sales levels while maintaining the long-term capacity necessary to support its growth objectives. The Company is in the process of finalizing its implementation plans, including obtaining all necessary approvals. With respect to long-lived assets at December 31, 2013, principally composed of property, plant and equipment held-for-use, the Company compared its calculation of the forecasted undiscounted cash flows to the carrying value of the assets and concluded that no instances of impairment were identified as a result of the interim test as of December 31, 2013. However, the Company expects that if all necessary approvals are obtained, fiscal second quarter results could reflect significant asset impairment and restructuring charges as a result of a change in the disposal group from held-for-use to held-for-sale.

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended December 31, 2013 and 2012 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at December 31
Fiscal 2014	$1,076	$(1,022)	$1,398	$1,452
Fiscal 2013	$346	$(401)	$370	$315

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Basic weighted-average number of common shares outstanding	24,083,932	23,795,625
Dilutive effect of potential common shares	—	231,893

Diluted weighted-average number of common and potential common shares outstanding	24,083,932	24,027,518

Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	811,774	543,245

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $8,349 and $6,454 as of December 31, 2013 and September 30, 2013, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax profit, subject to certain cumulative limits. These restrictions on net income as of December 31, 2013 and September 30, 2013 were $20,005 and $19,838, respectively.

Significant Concentrations

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to their designated subcontractors, which accounted for 10% or more of the Company’s net sales, are presented below:

	Three Months Ended December 31,
	2013	2012
OEM C	71%	84%

The Company’s sales into its largest industry sectors, as a percentage of total sales, are presented below:

	Three Months Ended December 31,
	2013	2012
Smartphones	74%	68%
Tablets	17%	24%
Consumer electronics	6%	7%

3. Lines of Credit

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($32,804 at December 31, 2013). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($49,205 at December 31, 2013). The CCB Credit Line will mature on May 5, 2016.

During March 2013, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000. The MCH Credit Line matured on February 5, 2014.

During January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch (“JPM”), as mandated lead arranger, the financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as facility agent and as security agent. The Facility Agreement provides for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. Effective February 5, 2014, the Company terminated the Facility Agreement.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
Line of credit (ABC)	$32,804	$32,531	$—	$—
Line of credit (CCB)	49,205	48,796	—	—
Line of credit (BC)	11,000	11,000	—	—
Line of credit (JPM)	50,000	50,000	—	—

	$143,009	$142,327	$—	$—

As of December 31, 2013, the Company was not in compliance with one of the financial covenants under the Facility Agreement with JPM due to its trailing twelve-month net losses. No amounts were outstanding under the Facility Agreement with JPM as of December 31, 2013. See Note 8 “Subsequent Events” for further details.

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

Financial information by geographic segment is as follows:

	Three Months Ended December 31,
	2013	2012
Net sales
United States	$5,110	$2,882
China	227,457	302,456
Singapore	194,025	285,101
Other	1,709	53
Eliminations	(216,629)	(300,842)

Total	$211,672	$289,650

Operating (loss) income
United States	$(1,678)	$(2,595)
China	11,609	10,965
Singapore	(18,279)	633
Other	(585)	(816)
Eliminations	723	2,274

Total	$(8,210)	$10,461

Depreciation and amortization
United States	$347	$650
China	12,426	13,702
Singapore	33	23
Other	15	43

Total	$12,821	$14,418

	December 31, 2013	September 30, 2013
Total assets
United States	$148,613	$136,299
China	381,527	403,824
Singapore	316,050	295,714
Other	6,929	2,022
Eliminations	(233,892)	(227,645)

Total	$619,227	$610,214

5. Stock-Based Compensation

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2013 and 2012, the Company granted service-based restricted stock units (“RSUs”) under the Company’s 2004 Stock Incentive Plan, as amended and restated to date (the “2004 Plan”) to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time, under the 2004 Plan. For such performance-based RSUs, the Company records stock-based compensation expense based on the grant-date fair value and the probability that the performance metrics will be achieved. Management generally considers the probability that the performance metrics will be achieved to be a 70% chance or greater (“Probability Threshold”). At the end of each reporting period, the Company evaluates the awards to determine if the related performance metrics meet the Probability Threshold. If the Company determines that the vesting of any of the outstanding performance-based RSUs does not meet the Probability Threshold, the stock-based compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made. However, if at a future date conditions have changed and the Probability Threshold is deemed to be met, the previously reversed stock-based compensation expense, as well as all subsequent projected stock-based compensation expense through the date of evaluation, is recognized in the period in which this new determination is made.

On November 11, 2013, the Company granted 183,292 performance-based RSUs (the “November 2013 Awards”). On December 19, 2013, the Company granted 78,553 performance-based RSUs (the “December 2013 Awards”). Both the November 2013 Awards and the December 2013 Awards vest upon the achievement of defined performance and market objectives pertaining to such grants, with vesting estimated to occur between September 30, 2016 and November 30, 2016.

Approximately two-fifths of the November 2013 Awards and the December 2013 Awards contained performance conditions whereby the Company recorded stock-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. As of December 31, 2013, the Company considers the vesting of the November 2013 Awards and the December 2013 Awards to be probable.

Approximately three-fifths of the November 2013 Awards and the December 2013 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three-year period beginning November 30, 2013 through November 30, 2016 versus the TSR of the Nasdaq Total Return Index for the same period, using the three-month average daily closing price of each on November 30, 2013 as compared to November 30, 2016. An award with a market condition is accounted for and measured differently from an award that has only a performance or service condition. The effect of a market condition is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of such grant to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All compensation costs for an award that has a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.

The grant date fair values of the portion of the November 2013 Awards and the December 2013 Awards containing both market and performance conditions were calculated utilizing the following assumptions:

	November 2013 Awards	Nasdaq Total Return Index Benchmark Inputs	December 2013 Awards	Nasdaq Total Return Index Benchmark Inputs
Expected stock return/ discount rate[1]	0.65%	0.65%	0.70%	0.70%
Dividend yield	—	—	—	—
Volatility[2]	40.0%	20.0%	40.0%	20.0%
Grant date	11/30/2013	11/30/2013	12/19/2013	12/19/2013
Three-month average share price[3]	$14.60	$4,194.45	$14.60	$4,194.45
Expected vesting period (in years)	3.1	N/A	3.0	N/A
Correlation	0.48	0.48	0.48	0.48
Fair value per share	$8.28	N/A	$6.70	N/A

[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	Volatilities were calculated as of fiscal year end dates for the Company.
[3]	The three-month daily average share price was based on the average of the three-month daily closing price for the Company’s common stock and the Nasdaq Total Return Index as of November 30, 2013.

RSU activity for the three months ended December 31, 2013 under the 2004 Plan is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2013	336,374	$17.55
Granted	535,217	11.21
Vested	—	—
Canceled	(24,525)	16.96

Non-vested shares outstanding at December 31, 2013	847,066	$13.56

RSU details for the three months ended December 31, 2013 and 2012 are summarized as follows:

	Three Months Ended December 31,
	2013	2012
Service-based RSUs granted	273,372	179,191
Performance-based RSUs granted	261,845	72,031
Compensation cost recognized	$621	$1,009
Weighted-average grant-date fair value of non-vested RSUs granted	$11.21	$18.49
Weighted-average fair value of RSUs vested	$—	$22.31
Aggregate intrinsic value of RSUs vested	$—	$2,184

Unearned compensation as of December 31, 2013 was $7,801 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 2.0 years.

6. Income Taxes

The liability for income taxes associated with uncertain tax positions remained consistent at $15,425 as of December 31, 2013 and September 30, 2013. The liability can be reduced by $4,908, primarily from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. The resulting net amount of $10,517 at both December 31, 2013 and September 30, 2013, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the three months ended December 31, 2013, the Company realized tax savings for these operations. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

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

The Chinese tax authority is currently auditing the income tax returns of MFC and Multi-Fineline Electronix (Suzhou) Co., Ltd. (a now-dissolved subsidiary of the Company) for tax years 2005 through 2011. During fiscal year 2013, the Chinese tax authority raised questions related to transfer pricing on tangible goods sold by the Company to related parties. The questions primarily related to the transfer pricing methodology and the selection of comparable companies. Discussions with the Chinese tax authority surrounding this issue are ongoing. In the event that the audit results in proposed assessment by the Chinese tax authority, the Company may be required to remit the assessment regardless of whether the Company contests the proposed adjustments. Management believes that an adequate provision has been made related to this audit.

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

7. Derivative Financial Instruments

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

As of December 31, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥306,872	$50,000

The changes in fair value of the Company’s derivative instruments are recognized into earnings during the period of change as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized gains of $414 during the three months ended December 31, 2013 and $0 during the three months ended December 31, 2012, respectively, related to derivative financial instruments.

8. Subsequent Events

Effective February 5, 2014, the Company terminated its Facility Agreement with JPM. As discussed in Note 3, the Company was not in compliance with one of the financial covenants under the Facility Agreement with JPM due to its trailing twelve-month net losses. The option to obtain a waiver of the covenant was available but required the Company to incur additional fees. Due to the Company’s cash position and no debt as of December 31, 2013, management expects the Company’s liquidity to be adequate and therefore chose to terminate the Facility Agreement. In addition, the MCH Credit Line matured on February 5, 2014, and the Company chose not to renew it.

A summary of the lines of credit as of February 6, 2014 (the date of this report) and December 31, 2013 is as follows:

	Amounts Available at		Amounts Outstanding at
	February 6, 2014	December 31, 2013	February 6, 2014	December 31, 2013
Line of credit (ABC)	$32,804	$32,804	$—	$—
Line of credit (CCB)	49,205	49,205	—	—
Line of credit (BC)	—	11,000	—	—
Line of credit (JPM)	—	50,000	—	—

	$82,009	$143,009	$—	$—

The Company is undertaking a review of its manufacturing capacity in an effort to align its cost structure with net sales levels while maintaining the long-term capacity necessary to support its growth objectives. Management is in the process of finalizing its implementation plans, including obtaining the necessary approvals. As a result, the Company expects its fiscal second quarter results to reflect significant impairment and restructuring charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, sales growth, net income and losses, inventory levels, production build plans, restructuring and reorganization efforts and related charges, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, credit lines, including compliance with covenants and usage of such lines, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the U.S., needs for additional financing, use of working capital, the benefits and risks of our China operations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex and assemblies in smartphones, tablets and other consumer electronic devices, the adequacy of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully restructure our business and reduce our costs, the impact of changes in demand for our products, our success with new and current customers, our ability to be competitive in terms of price, technology, capability and manufacturing, our ability to maintain or grow our market share, our ability to diversify our customer base, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs and reorganizations of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We currently target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include mobile phones, smartphones, tablets, personal computers, consumer products, wearables, portable bar code scanners, computer/data storage and medical devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, we seek to provide a higher level of product within their supply chain structure. This approach is relatively unique and may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on page 32 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Comparison of the Three Months Ended December 31, 2013 and 2012

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	98.8	91.5

Gross profit	1.2	8.5
Operating expenses:
Research and development	0.7	0.7
Sales and marketing	2.8	2.2
General and administrative	1.6	2.0

Total operating expenses	5.1	4.9

Operating (loss) income	(3.9)	3.6
Other income (expense), net:
Interest income	0.1	0.0
Interest expense	(0.1)	(0.0)
Other income (expense), net	0.1	0.0

(Loss) income before income taxes	(3.8)	3.6
Provision for income taxes	(0.7)	(0.7)

Net (loss)income	(4.5)%	2.9%

Net Sales. Net sales decreased to $211.7 million for the three months ended December 31, 2013, from $289.7 million for the three months ended December 31, 2012, a decrease of $78.0 million, or 26.9%. In addition to the decline in net sales from our customer that is undergoing a business transition, we are being impacted by weaker end-market demand for certain programs with our other major customers. As a result, sales volumes during our first fiscal quarter of 2014 were lower than the same period a year ago. Net sales into our smartphones, tablets and consumer electronics sectors decreased, as further quantified below.

Net sales into our smartphones sector decreased to $156.2 million for the three months ended December 31, 2013, from $196.6 million for the three months ended December 31, 2012. The decrease of $40.4 million, or 20.5%, was primarily due to decreased sales volumes to one major customer in this sector of 35.4% as a result of weaker demand for current programs and end of life of certain programs, partially offset by new program ramps. The decrease in sales in this sector is partially offset by increased sales volumes to our newer customers in this sector of 170.1%, primarily resulting from new programs and increased allocations with these newer customers. For the three months ended December 31, 2013 and 2012, our smartphones sector accounted for approximately 74% and 68% of total net sales, respectively.

Net sales into our tablets sector decreased to $36.5 million for the three months ended December 31, 2013, from $70.7 million for the three months ended December 31, 2012. The decrease of $34.2 million into this sector was due primarily to decreased sales volumes to one of our major customers in this sector as a result of us not pursuing certain new programs due to anticipated reduced gross margins for such programs. For the three months ended December 31, 2013, and 2012, the tablets sector accounted for approximately 17% and 24% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $13.6 million for the three months ended December 31, 2013, from $21.1 million for the three months ended December 31, 2012. The decrease was primarily due to decreased sales volumes of $10.5 million to one of our major customers in this sector as a result of certain programs approaching the end of their life cycle. The decrease was partially offset by program ramps for a newer customer in this sector of $3.2 million in the first fiscal quarter of 2014. Shipments into the consumer electronics sector accounted for approximately 6% and 7% of total net sales for the three months ended December 31, 2013 and 2012, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales increased to 98.8% for the three months ended December 31, 2013 versus 91.5% for the three months ended December 31, 2012. The increase in cost of sales as a percentage of net sales of 7.3% was primarily attributable to lower overhead absorption due to reduced production levels. Production levels were reduced due to lower demand. In fiscal 2012 and early in fiscal 2013, we had increased capacity to approximately $340 million of net sales on a quarterly basis to meet anticipated customer demand. Based on this capacity, our capacity utilization was approximately 62.3% for the three months ended December 31, 2013. As a percentage of net sales, gross profit decreased to 1.2% for the three months ended December 31, 2013 from 8.5% for the three months ended December 31, 2012.

Research and Development. Research and development expense decreased by $0.5 million to $1.5 million for the three months ended December 31, 2013, from $2.0 million for the three months ended December 31, 2012. The decrease was primarily due to decreased variable spending of $0.4 million. As a percentage of net sales, research and development expense remained consistent at 0.7% for the three months ended December 31, 2013 and 2012.

Sales and Marketing. Sales and marketing expense decreased by $0.6 million to $5.9 million for the three months ended December 31, 2013, from $6.5 million in the comparable period of the prior year. The decrease was primarily attributable to lower variable expenses due to sales mix. As a percentage of net sales, sales and marketing expense increased to 2.8% versus 2.2% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $2.4 million to $3.3 million for the three months ended December 31, 2013, from $5.7 million in the comparable period of the prior year, resulting in a decrease of 42.1%. The decrease was primarily due to lower wages, benefits and other employee related expenses of $1.8 million and a $1.1 million gain on disposal of equipment, partially offset by increased professional fees of $0.4 million. As a percentage of net sales, general and administrative expense decreased to 1.6% versus 2.0% in the comparable period of the prior year.

Other Income (Expense), Net. Other income (expense), net increased to an income of $0.3 million for the three months ended December 31, 2013, from an expense of less than $0.1 million for the three months ended December 31, 2012. The increase in income was primarily attributable to fluctuations from foreign exchange due to the movement of the U.S. dollar versus the Chinese Renminbi (“RMB”) and other foreign currencies, as well as gains from foreign currency programs (such as forward contracts) to help mitigate the risk of foreign currency movements.

Income Taxes. The effective tax rate for three months ended December 31, 2013 and 2012 was (18.6)% and 19.8%, respectively. The change in our effective tax rate was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our second quarter of fiscal 2014, we expect net sales to range between $120 and $135 million based on the anticipated product mix, net sales volume and production build plan.

Gross Margin. For our second quarter of fiscal 2014, we expect gross margin to be between negative 11% and negative 13% based on the anticipated product mix, net sales volume and production build plans.

Operating Expenses. We expect operating expenses to be approximately $11 million to $12 million during the second fiscal quarter of 2014.

Impairment and Restructuring. We are in the process of finalizing our plans to reduce excess manufacturing capacity, and we expect the second quarter results to reflect significant asset impairment and restructuring charges as a result of a change from held-for-use to held-for-sale of long-lived assets determined to be in the disposal group.

Income Taxes. We expect the effective tax rate, on average, to be in the low twenties in the long-term.

Capital Expenditures. For our second quarter of fiscal 2014, we are anticipating capital expenditures to be less than $10 million. For the foreseeable future, we intend to limit our capital expenditures to normal equipment replacement and investments in automation.

These projections are based on several business assumptions and are therefore subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

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

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations over at least the next twelve months, without the need to repatriate earnings.

Changes in the principal components of operating cash flows during the three months ended December 31, 2013 were as follows:

•	Our net accounts receivable balance increased to $147.4 million as of December 31, 2013 from $132.2 million as of September 30, 2013, or 11.5%. Days sales outstanding on a quarterly basis remained consistent at 63 days at both December 31, 2013 and September 30, 2013. Our inventory balance decreased to $80.3 million as of December 31, 2013 from $86.9 million as of September 30, 2013, a decrease of 7.6%. Days in inventory on a quarterly basis decreased 5 days from 40 days at September 30, 2013 to 35 days at December 31, 2013 as a result of increased pull-through of inventory from our hub locations from one of our major customers in December, coupled with decreased production at the end of December. Our accounts payable balance increased to $175.0 million as of December 31, 2013 from $166.5 million as of September 30, 2013, an increase of 5.1%, due to the expected higher production volume in our first fiscal quarter of 2014 versus our fourth fiscal quarter of 2013. Days payable on a quarterly basis decreased 2 days to 75 days, primarily as a result of the timing of inventory purchases.

•	Depreciation and amortization expense was $12.8 million for the three month ended December 31, 2013, versus $14.4 million for the comparable period of the prior year, primarily due to decreased capital expenditures in the prior fiscal year.

Our principal investing and financing activities during the three months ended December 31, 2013 were as follows:

•	Net cash used in investing activities was $1.3 million for the three months ended December 31, 2013 and consisted of cash purchases of capital equipment and other assets of $6.6 million, partially offset by proceeds of $1.1 million from sale of equipment and a receipt of a $4.2 million cash grant from the local government in Chengdu, China, related to our capital investment in our Chengdu facility in calendar 2011 and 2012.

•	Net cash provided by financing activities was less than $0.1 million for the three months ended December 31, 2013 and consisted primarily of proceeds from exercise of stock options of less than $0.1 million. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2013 and September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2013, no amounts were outstanding under our loan agreements with JPMorgan Chase Bank, N.A., Agricultural Bank of China, Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $189.5 million, or 90%, of total shipments to these foreign manufacturers during the three months ended December 31, 2013 were made in U.S. dollars with the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.13 RMB per U.S. dollar for the three months ended December 31, 2013. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

Effective February 5, 2014, we terminated our Facility Agreement with JPM. In addition, the MCH Credit Line matured on February 5, 2014, and the Company chose not to renew it. As a result, our available borrowing base was reduced from approximately $143.0 million at December 31, 2013 to approximately $82.0 million at February 6, 2014. With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements and aforementioned anticipated restructuring activities, through at least the next twelve months. If there is a need for additional cash to fund our operations, we will access our global credit lines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last three fiscal years, as well incurred net losses in the last fiscal year and each of our three most recently completed fiscal quarters, and we may continue to incur net losses in future periods.

From fiscal year 2011 to fiscal year 2013, we experienced a decline in revenue from $831.6 million in 2011, to $818.9 million in 2012, to $787.6 million in 2013, resulting from a decline in sales to certain of our key customers. We believe this resulted from decline of business from one of our key customers, which has been undergoing a business transition, as well as loss of market share from another key customer. Although we are undertaking efforts to diversify our customer base and increase our sales, including to new customers, there can be no assurance that we will be successful in offsetting this loss with sales to other customers.

In addition, in fiscal year 2013, we incurred a net loss of $65.5 million on a full year basis, with $23.9 million in the second fiscal quarter, $31.5 million in the third fiscal quarter and $18.5 million in the fourth fiscal quarter, on the basis of U.S. generally accepted accounting principles. These losses, among other things, adversely affect our stockholders’ equity and working capital. In addition, we expect to have continued losses during fiscal 2014, and not to return to profitability until we are exiting the fiscal year. Although we are undergoing strategic restructuring efforts, we cannot be certain when, or if, our operations will return to profitability or, if we do return to profitability whether it can be sustained.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the three months ended December 31, 2013 and 2012, approximately 74% and 68%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 17% and 24%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 6% and 7%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and BlackBerry Limited. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2013, 2012 and 2011, approximately 75%, 74% and 44%, respectively, of our net sales were to the same one customer, and in the three months ended December 31, 2013, approximately 71% of our sales were to this customer. Furthermore, in the fiscal years ended September 30, 2013, 2012 and 2011, approximately 86%, 90% and 86% of our net sales were to the same two customers, and approximately 90%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the loss of market share with the customer, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we have recently experienced a decline in sales to certain of our major customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, their perception of the quality of our products, the competitiveness of our pricing, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. In addition, whether products are pulled from our hub, or the hub of one of our competitors is not within our control, and the EMS companies who make such decisions may favor one of our competitors over us, particularly if such competitor is affiliated with the EMS company. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and we are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest, increased unionization in China and new regulations regarding the usage of contract workers, and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees works in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, new regulations regarding contract workers, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses, and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

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

Our restructuring initiatives may not achieve the expected cost reductions or other benefits we expect, and we expect to incur substantial restructuring and impairment charges as we restructure our business and rationalize our manufacturing operations.

We are in the process of finalizing our plans to consolidate and reorganize certain of our operations in an effort to realign our organization to more efficiently support customer demand while decreasing operating expenses. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many risks and uncertainties, which include, but are not limited to:

•	The implementation of these measures may disrupt our manufacturing activities or otherwise adversely affect operations;

•	We may not be able to retain key personnel during or after the restructuring or could have other labor issues as a result of the restructuring;

•	Our customers may perceive that the restructuring is a breach of our agreements, explicit or implied, with them, which could cause us to lose business with them or for them to pursue legal remedies;

•	We may encounter issues with our information systems as our business needs change;

•	We may be required to obtain additional permits or licenses for certain of our facilities in China in order to relocate portions of our operations, and there can be no assurance that we can obtain such permits/licenses on commercially reasonable terms or at all; and

•	We may not execute the restructuring plan in a timely or efficient manner.

Once we commit to a plan, there can be no assurance that we will be successful in these efforts or that any consolidation or reorganization will result in cost savings, and failure to do so could adversely impact our financial condition, results of operations, or cash flows, and may otherwise cause disruption to our business. In addition, we expect to incur substantial asset impairment and severance charges and other costs that will be recognized if and when reorganization plans are implemented or obligations are incurred, which could adversely affect our financial condition and results of operations.

From time to time, we restructure our manufacturing capacity, and we may have difficulty managing these changes.

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

Our management team may not be effective in restructuring our manufacturing facilities, and our systems, procedures and controls may not be adequate to support such changes in manufacturing capacity. Any inability to manage changes in our manufacturing capacity may harm our profitability and growth.

United Engineers Limited is deemed to have an indirect beneficial ownership in approximately 62% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s recent stock acquisition of WBL) (collectively “UE Group”) is deemed to indirectly beneficially own the outstanding common stock in our Company which is beneficially owned through WBL, representing approximately 62% of such outstanding common stock. As a result, UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of UEL and/or WBL could change, and such change could affect the strategic direction of UEL and/or WBL and the way UEL and/or WBL influence our corporate actions. For example, so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of UEL and/or WBL may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover such sales.

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

To remain competitive we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital requirements for our anticipated growth. In addition, we expect that new technology requirements may increase the capital intensity of our business. We may need to raise additional funds through further debt or equity financings in order to fund our anticipated growth and capital expenditures, and we may not be able to raise additional capital on reasonable terms, or at all, particularly given our recent financial performance. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net sales, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business. Furthermore, our board has authorized a stock repurchase program, and may authorize additional stock repurchases in the future, and the funds we expend for any such repurchase may later be needed for the operation of our business.

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

We are subject to covenants in our credit agreements and any failure to comply with such covenants could result in our being unable to borrow under the agreements and other negative consequences.

We recently terminated our credit agreement with JP Morgan Chase Bank, N.A., which contained certain financial covenants including minimum liquidity requirements and requirements that we maintain certain ratios relating to total borrowings to EBITDA and EBITDA to interest and tax charges, certain of with which we were no longer in compliance. In addition, our international credit agreements also contain customary covenants.

There can be no assurance that we will be able to comply with any borrowing conditions or other covenants in our current or future credit agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the agreements and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under that, or other, credit agreements, which would require us to pay all amounts outstanding. Due to our cash and cash equivalent position and the fact that we have no borrowings currently outstanding under our lines, we do not currently anticipate that our failure to comply with any of the covenants under our credit lines would have a significant impact on our ability to meet our financial obligations in the near term. Termination of one of our credit lines because of a failure to comply with such covenants, however, would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

We have recently been notified that one of our facilities in Suzhou, China has a permit for only one wet process line. While the amount of discharge we release is within our permitted amount for such facility, we operate multiple wet process lines at such facility. We are currently working with the appropriate officials and regulatory bodies in China to resolve this issue. However, we ultimately may not be able to obtain additional permits and we cannot predict the nature, scope or effect of penalties that could be imposed for this issue, or for any other potential issue, and we could in this case, or in the future, be required to halt one or more segments of our operations or be fined. The costs of remedying violations or resolving enforcement actions that might be initiated by governmental authorities could be substantial. Any remediation of environmental contamination would involve substantial expense that could harm our results of operations. In addition, we cannot predict the nature, scope or effect of future regulatory or customer requirements to which our operations may be subject or the manner in which existing or future laws or customer policies will be administered or interpreted. Future regulations may be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations or policies could be significant.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve-month period from January 1, 2013 to December 31, 2013, our common stock price closed between $12.50 and $21.29 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.1 million shares of common stock outstanding as of December 31, 2013, approximately 14.8 million of those shares are held by the WBL entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

If the initial decision of an SEC Administrative Law judge, which determined that the Chinese members of certain accounting firms’ networks should be suspended from practicing before the SEC for a period of six months, goes into effect, it may have an adverse effect on our Company.

The SEC has requested access to the audit documents of Chinese US-listed companies from their accountants. Many of the accounting firms, including the Chinese members of the so-called Big Four accounting firms’ networks, have refused to provide these records citing China’s state law which states that certain Chinese company records can be claimed as state secrets. An SEC Administrative Law judge recently made an initial decision which determined that the Chinese members of the Big Four firms’ networks, including PricewaterhouseCoopers Zhong Tian LLP (“PwC China”), among others, should be suspended from practicing before the SEC for a period of six months, which includes, but is not limited to, performing audits of subsidiaries of companies that are registered with the SEC. We have substantial operations in China that are currently audited by PwC China, a member firm of the PwC Network, of which our auditor, PricewaterhouseCoopers LLP is also a member. If this ruling goes into effect, we would be unable to use PwC China, or any of the other affected accounting firms, to perform audits of our operations in China, and may have difficulty finding another firm with the sufficient resources or experience to competently audit our Chinese entities. This could cause us to not meet our financial reporting obligations and result in potential delisting of our stock, which could negatively influence investor perceptions and cause a decline in our stock price.

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

On November 30, 2012, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with WBL and two of its subsidiaries, United Wearnes Technology Pte Ltd (“United Wearnes”) and Wearnes Technology (Private) Limited (“Wearnes Technology,” and together with WBL and United Wearnes, the “WBL stockholders”). Pursuant to the Registration Rights Agreement, the Company was required to use its reasonable efforts to register the shares of its common stock held by the WBL stockholders by filing one shelf registration statement that permits the resale of shares by the WBL stockholders and their permitted assigns into the market from time to time over an extended period. Subsequent to the execution of the Registration Rights Agreement, the Company filed the required shelf registration statement, which became effective in February 2013.

Pursuant to the Registration Rights Agreement, if the WBL stockholders fail to sell at least 4,000,000 of the shares they hold in a transaction effected off the shelf registration statement within twelve months following its effectiveness, the Registration Rights Agreement will terminate. On February 4, 2014, the Company and the WBL stockholders entered into an Amendment to the Registration Rights Agreement (the “Amendment”), which extends the period of time for the WBL stockholders to sell their shares under the Company’s shelf registration statement for an additional twelve months.

The foregoing description is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 4.3 hereto and incorporated herein by reference.

Effective February 5, 2014, MFLEX Singapore terminated the Facility Agreement between MFLEX Singapore, as borrower, and JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger, the financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent and as security agent (the “Facility Agreement”). The Facility Agreement provided for a three-year, revolving credit facility, under which MFLEX Singapore could obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000,000. As of December 31, 2013, the Company was not in compliance with one of the financial covenants under the Facility Agreement due to its trailing twelve-month net losses, and therefore determined to terminate the agreement. No material early termination penalties will be incurred as a result of this termination.

Item 6.	Exhibits

The exhibit list required by this Item 6 is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation

Date: February 6, 2014	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

4.3	Amendment to the Registration Rights Agreement dated February 4, 2014 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.	X

10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/3/2004

10.20	Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.		8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.73	Agreement on the Escrow of Transaction Funds for Building Stock (Fund Trusteeship Agreement) by and among Wearnes Global (Suzhou) Co., Ltd., MFLEX Suzhou Co., Ltd. and Wuzhong District Real Estate Transaction Management Center executed January 19, 2011 and dated January 18, 2011.		10-Q	000-50812	2/3/2011

10.74	Second Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd and MFLEX Suzhou Co., Ltd. dated March 31, 2011.		10-Q	000-50812	5/5/2011

10.76	Facility Agreement, dated as of January 17, 2012, by and between Multi-Fineline Electronix Singapore Pte. Ltd., as borrower; JPMorgan Chase Bank, N.A., Singapore Branch, as mandated lead arranger; the financial institutions listed in Schedule 1, as original lenders; JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as facility agent of the other Finance Parties; and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as security agent of the other Finance Parties.		8-K	000-50812	1/19/2012

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

10.77	Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).		8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.