Form 10-Q
period 2014-03-31
MULTI FINELINE ELECTRONIX INC
filed 2014-05-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2014 was 24,135,975.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

ASSETS	March 31, 2014	September 30, 2013
Cash and cash equivalents	$124,562	$105,150
Accounts receivable, net of allowances of $2,376 and $4,281 at March 31, 2014 and September 30, 2013, respectively	75,451	132,247
Inventories	57,780	86,853
Deferred taxes	4,887	5,909
Income tax receivable	3,385	2,535
Assets held for sale	9,569	-
Other current assets	9,989	8,821
Total current assets	285,623	341,515
Property, plant and equipment, net	197,598	244,056
Land use rights	6,620	7,703
Deferred taxes	7,848	11,685
Other assets	4,725	5,255
Total assets	$502,414	$610,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$111,859	$166,474
Accrued liabilities	36,058	31,459
Income taxes payable	1,893	1,027
Total current liabilities	149,810	198,960
Other long-term liabilities	20,579	19,063
Total liabilities	170,389	218,023
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2014 and September 30, 2013, respectively; 0 and 0 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2014 and September 30, 2013, respectively; 24,093,475 and 24,082,802 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	2	2
Additional paid in capital	92,513	90,857
Retained earnings	190,961	252,656
Accumulated other comprehensive income	48,549	48,676
Total stockholders' equity	332,025	392,191
Total liabilities and stockholders' equity	$502,414	$610,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$117,793	$173,674	$329,465	$463,324
Cost of sales	130,765	189,207	339,941	454,154
Gross (loss) profit	(12,972)	(15,533)	(10,476)	9,170
Operating expenses
Research and development	1,496	1,782	2,951	3,815
Sales and marketing	4,353	4,712	10,261	11,249
General and administrative	3,634	4,295	6,977	9,967
Impairment and restructuring	24,798	-	24,798	-
Total operating expenses	34,281	10,789	44,987	25,031
Operating loss	(47,253)	(26,322)	(55,463)	(15,861)
Other income and expense
Interest income	246	86	455	156
Interest expense	(217)	(138)	(339)	(249)
Other (expense) income, net	116	170	412	155
Loss before income taxes	(47,108)	(26,204)	(54,935)	(15,799)
(Provision for) benefit from income taxes	(5,308)	2,325	(6,760)	268
Net loss	(52,416)	(23,879)	(61,695)	(15,531)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,310)	662	(127)	2,875
Total comprehensive net loss	$(54,726)	$(23,217)	$(61,822)	$(12,656)

Net loss per share:
Basic	$(2.18)	$(1.00)	$(2.56)	$(0.65)
Diluted	$(2.18)	$(1.00)	$(2.56)	$(0.65)
Shares used in computing net loss per share:
Basic	24,090,754	23,798,587	24,087,306	23,796,966
Diluted	24,090,754	23,798,587	24,087,306	23,796,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
Cash flows from operating activities	2014	2013
Net loss	$(61,695)	$(15,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,508	29,158
Deferred taxes	4,863	(106)
Stock-based compensation expense	1,575	2,548
Income tax benefit related to stock option exercises	-	(29)
Asset impairments	11,549	-
Gain on disposal of property, plant and equipment	(1,583)	(124)
Changes in operating assets and liabilities:
Accounts receivable	56,805	63,898
Inventories	29,197	71,655
Other current assets	(1,330)	4,351
Other assets	531	205
Accounts payable	(49,431)	(56,422)
Accrued liabilities	4,433	(19,439)
Income taxes	4	(4,626)
Other liabilities	1,703	477
Net cash provided by operating activities	23,129	76,015
Cash flows from investing activities
Purchases of property and equipment	(10,410)	(26,792)
Proceeds from sale of equipment and assets held for sale	2,536	136
Government grants received	4,151	-
Net cash used in investing activities	(3,723)	(26,656)
Cash flows from financing activities
Income tax benefit related to stock option exercises	-	29
Tax withholdings for net share settlement of equity awards	(5)	(803)
Proceeds from exercise of stock options	94	597
Repurchase of common stock	-	(1,444)
Net cash provided by (used in) financing activities	89	(1,621)
Effect of exchange rate changes on cash	(83)	(219)
Net increase in cash	19,412	47,519
Cash and cash equivalents at beginning of period	105,150	82,322
Cash and cash equivalents at end of period	$124,562	$129,841
Non-cash investing activities
Purchases of property and equipment	$2,421	$5,500

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 62% of the Company’s outstanding common stock as of each of March 31, 2014 and September 30, 2013. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of March 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,800	$-	$-
Forward contracts (accrued liabilities)	-	471	-
	$14,800	$471	$-

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$-	$-
Forward contracts (other current assets)	-	179	-
Forward contracts (accrued liabilities)	-	(34)	-
	$14,141	$145	$-

As of March 31, 2014, assets held for sale were measured at fair value on a non-recurring basis for the Company's single reporting unit. Based on the relevant FASB guidance, the carrying value of assets held for sale was written down to $9,569 after recording a non-cash impairment charge of $11,549 during the three months ended March 31, 2014 (refer to Note 8). The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for the building and equipment. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2014:

	Fair Value Measurements of Assets on a Non-Recurring Basis as of March 31, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$9,569

	$—	$—	$9,569

No assets or liabilities were measured at fair value on a non-recurring basis as of September 30, 2013.

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	March 31, 2014	September 30, 2013
Raw materials and supplies	$15,260	$27,080
Work-in-progress	14,316	20,965
Finished goods	28,204	38,808
	$57,780	$86,853

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	March 31, 2014	September 30, 2013
Building	$52,598	$68,679
Machinery and equipment	353,678	406,010
Computers and capitalized software	12,663	13,014
Leasehold improvements	14,284	14,145
Construction-in-progress	2,262	5,307
	$435,485	$507,155
Accumulated depreciation and amortization	(237,887)	(263,099)
	$197,598	$244,056

Accrued Liabilities

Accrued liabilities were composed of the following:

	March 31, 2014	September 30, 2013
Wages and compensation	$10,109	$16,822
Restructuring expenses¹	7,771	-
Other accrued expenses	18,178	14,637
	$36,058	$31,459
[1]	Refer to Note 8 for further information on the Company’s impairment and restructuring activities during the three months ended March 31, 2014.

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended March 31, 2014 and 2013 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2014	$1,452	$(1,234)	$1,596	$1,814
Fiscal 2013	$315	$(425)	$333	$223

Changes in the product warranty accrual for the six months ended March 31, 2014 and 2013 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
Fiscal 2014	$1,076	$(2,245)	$2,983	$1,814
Fiscal 2013	$346	$(826)	$703	$223

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding	24,090,754	23,798,587	24,087,306	23,796,966
Dilutive effect of potential common shares	-	-	-	-
Diluted weighted-average number of common and potential common shares outstanding	24,090,754	23,798,587	24,087,306	23,796,966
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	934,394	831,603	870,692	838,621

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $7,889 and $6,454 as of March 31, 2014 and September 30, 2013, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of March 31, 2014 and September 30, 2013 were $19,825 and $19,838, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Smartphones	74%	65%	74%	67%
Tablets	11%	28%	15%	26%
Consumer electronics	10%	5%	8%	6%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

3. Lines of Credit

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($32,509 at March 31, 2014). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($48,764 at March 31, 2014). The CCB Credit Line will mature on May 5, 2016.

During March 2013, MFLEX Chengdu entered into a Line of Credit Agreement (the “MCH Credit Line”) with Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch (“BC”), providing for a line of credit to MFLEX Chengdu in an amount of $11,000. The MCH Credit Line matured on February 5, 2014.

During January 2012, MFLEX Singapore entered into a Facility Agreement (the “Facility Agreement”) with JPMorgan Chase Bank, N.A., Singapore Branch (“JPM”), as mandated lead arranger, the financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A. acting through its Hong Kong Branch, as facility agent and as security agent. The Facility Agreement provided for a three-year, revolving credit facility, under which MFLEX Singapore may obtain loans and other financial accommodations in an aggregate principal amount of up to $50,000. As of December 31, 2013, the Company was not in compliance with one of the financial covenants under the Facility Agreement with JPM due to its trailing twelve-month net losses. No amounts were outstanding under the Facility Agreement with JPM as of December 31, 2013. Effective February 5, 2014, the Company terminated the Facility Agreement.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Line of credit (ABC)	$32,509	$32,531	$-	$-
Line of credit (CCB)	48,764	48,796	-	-
Line of credit (BC)	-	11,000	-	-
Line of credit (JPM)	-	50,000	-	-
	$81,273	$142,327	$-	$-

As of March 31, 2014, the Company was in compliance with all applicable financial covenants.

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

Financial information by geographic segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales
United States	$3,519	$2,973	$8,629	$5,855
China	110,559	138,704	338,016	441,160
Singapore	94,239	169,586	288,264	454,687
Other	3,244	411	4,953	464
Eliminations	(93,768)	(138,000)	(310,397)	(438,842)
Total	$117,793	$173,674	$329,465	$463,324
Operating (loss) income
United States	$(2,045)	$(1,599)	$(3,723)	$(4,194)
China	(20,170)	(12,963)	(8,561)	(1,998)
Singapore	(24,333)	(12,094)	(42,612)	(11,461)
Other	(1,070)	(718)	(1,655)	(1,534)
Eliminations	365	1,052	1,088	3,326
Total	$(47,253)	$(26,322)	$(55,463)	$(15,861)
Depreciation and amortization
United States	$327	$647	$674	$1,297
China	13,292	14,015	25,718	27,717
Singapore	33	36	66	59
Other	35	42	50	85
Total	$13,687	$14,740	$26,508	$29,158

	March 31, 2014	September 30, 2013
Total assets
United States	$138,750	$136,299
China	350,371	403,824
Singapore	233,630	295,714
Other	10,480	2,022
Eliminations	(230,817)	(227,645)
Total	$502,414	$610,214

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

5. Stock-Based Compensation

2014	Equity Incentive Plan

At the Company’s annual meeting of stockholders on March 5, 2014, the stockholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). Upon stockholder approval of the 2014 Plan, the Company’s 2004 Stock Incentive Plan, as amended and restated to date (the “2004 Plan”) was terminated. Under the 2014 Plan, the Company is authorized to issue up to 1,639,279 shares, increased by not more than 2,062,007 shares comprised of the aggregate number of shares of stock that remain available for the future grant of awards under the 2004 Plan immediately prior to its termination and the number of shares subject to any option or other award outstanding under the 2004 Plan that expires or is forfeited for any reason after March 5, 2014.

Service and Performance-Based Restricted Stock Units

During the three and six months ended March 31, 2014 and 2013, the Company granted service-based restricted stock units (“RSUs”) under the 2004 Plan and 2014 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

The Company also grants performance-based RSUs to certain employees (including executive officers) from time to time. For such performance-based RSUs, the Company records stock-based compensation expense based on the grant-date fair value and the probability that the performance metrics will be achieved. Management generally considers the probability that the performance metrics will be achieved to be a 70% chance or greater (“Probability Threshold”). At the end of each reporting period, the Company evaluates the awards to determine if the related performance metrics meet the Probability Threshold. If the Company determines that the vesting of any of the outstanding performance-based RSUs does not meet the Probability Threshold, the stock-based compensation expense related to those performance-based RSUs is reversed in the period in which this determination is made. However, if at a future date conditions have changed and the Probability Threshold is deemed to be met, the previously reversed stock-based compensation expense, as well as all subsequent projected stock-based compensation expense through the date of evaluation, is recognized in the period in which this new determination is made.

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

Approximately two-fifths of the November 2013 Awards and the December 2013 Awards contained performance conditions whereby the Company recorded stock-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. As of March 31, 2014, the Company considers the vesting of the November 2013 Awards and the December 2013 Awards to be probable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The grant date fair values of the portion of the November 2013 Awards and the December 2013 Awards containing both market and performance conditions were calculated utilizing the following assumptions:

	November 2013 Awards	Nasdaq Total Return Index Benchmark Inputs	December 2013 Awards	Nasdaq Total Return Index Benchmark Inputs
Expected stock return/ discount rate[1]	0.65%	0.65%	0.70%	0.70%
Dividend yield	—	—	—	—
Volatility[2]	40.0%	20.0%	40.0%	20.0%
Grant date	11/30/2013	11/30/2013	12/19/2013	12/19/2013
Three-month average share price[3]	$14.60	$4,194.45	$14.60	$4,194.45
Expected vesting period (in years)	3.1	N/A	3.0	N/A
Correlation	0.48	0.48	0.48	0.48
Fair value per share	$8.28	N/A	$6.70	N/A
[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	Volatilities were calculated as of fiscal year end dates for the Company.
[3]	The three-month daily average share price was based on the average of the three-month daily closing price for the Company’s common stock and the Nasdaq Total Return Index as of November 30, 2013.

RSU activity for the six months ended March 31, 2014 under the 2004 Plan and 2014 Plan is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2013	336,374	$17.55
Granted	584,333	11.44
Vested	(1,745)	13.57
Canceled	(33,675)	16.14
Non-vested shares outstanding at March 31, 2014	885,287	$13.58

RSU details for the three and six months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service-based RSUs granted	49,116	26,620	322,488	205,811
Performance-based RSUs granted	-	-	261,845	72,031
Compensation cost recognized	$954	$977	$1,575	$1,986
Weighted-average grant-date fair value of non-vested RSUs granted	$13.89	$15.27	$11.44	$18.18
Weighted-average grant-date fair value of RSUs vested	$13.57	$26.93	$13.57	$22.99
Aggregate intrinsic value of RSUs vested	$25	$328	$25	$2,512

Unearned compensation as of March 31, 2014 was $7,529 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.7 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Stock-based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Cost of sales	$62	$133	$117	$266
Research and development	108	151	181	306
Sales and marketing	149	179	252	392
General and administrative	635	778	1,025	1,584
Total	$954	$1,241	$1,575	$2,548

6. Income Taxes

As of March 31, 2014, the Company recorded a liability for income taxes associated with uncertain tax positions of $15,666, of which $10,744, if recognized, would favorably affect the Company’s effective tax rate. As of September 30, 2013, the total liability for income taxes associated with uncertain tax positions was $15,425, of which $10,517, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

For the three months ended March 31, 2014, the Company incurred significant losses in one of its entities. In addition, the changes in the Company’s forecasted results indicated a three-year cumulative loss by the fourth quarter of fiscal 2014 for another entity. Evidence such as cumulative losses in recent years represents sufficient negative evidence to require a valuation allowance. As a result, the Company recorded a charge of $5,001 to reflect a valuation allowance against the deferred tax assets previously recorded related to these two entities. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support a reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no valuation allowances were required for its other entities as of March 31, 2014.

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the three and six months ended March 31, 2014, the Company realized tax savings for these operations. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

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

As of March 31, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥244,736	$40,000

The changes in fair value of the Company’s derivative instruments are recognized into earnings during the period of change as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized net losses of $544 and $130 during the three and six months ended March 31, 2014 and $50 and $50 during the three and six months ended March 31, 2013, respectively, related to derivative financial instruments.

8. Impairment and Restructuring

During the second quarter of fiscal 2014, following a full review of its manufacturing footprint and in an effort to realign its manufacturing capacity and costs with expected net sales, the Company initiated its plan to consolidate its production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, will be consolidated into the Company’s two main manufacturing plants under MFC in Suzhou. In addition, as part of the Restructuring, the Company expects to close MFE located in Cambridge, United Kingdom and realign headcount at its other locations.

During the three months ended March 31, 2014, the Company’s manufacturing facility in Chengdu, China ceased operations and met the criteria to be classified as assets held for sale per the relevant authoritative FASB guidance.  In addition, machinery and equipment at the Chengdu location and certain machinery and equipment and other fixed assets located at facilities in Suzhou, China ceased use and also met the held for sale criteria.  Certain assets that the Company plans to dispose of as part of the Restructuring at the Company’s satellite facilities in Suzhou and the United Kingdom continue to meet the held for use criteria as of March 31, 2014.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

As a result of the Restructuring, the Company recorded the following impairment and restructuring charges for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Asset impairments	$11,549
One-time termination benefits	8,664
Other costs	4,585
Impairment and restructuring	$24,798

As the Company continues to execute the Restructuring, additional long-lived asset impairments and restructuring charges may be required for assets that will meet the held for sale criteria in future periods, one-time termination benefits for additional potential terminated employees and other charges, primarily in the third quarter of fiscal 2014. Total charges in connection with the Restructuring are expected to be at the low end of the range of $40,000 to $60,000 previously reported.

Long-Lived Asset Impairment

Based on the Company’s Restructuring plan, the Company determined that a triggering event to test its long-lived assets for recoverability existed during the second quarter of fiscal 2014. The Company’s long-lived assets consisted primarily of property, plant and equipment and other assets.

Assets Held For Use

For assets classified as held for use, consisting of all property and equipment not held for sale, the Company compared its calculation of the undiscounted cash flows to the carrying value of the assets and concluded that no instances of impairment were identified as of March 31, 2014. As the Company continues to execute the Restructuring, it will monitor its forecasted undiscounted cash flows in order to test held for use assets.

Assets Held For Sale

For assets classified as held for sale, consisting of our manufacturing facility in Chengdu and other fixed assets in Chengdu and Suzhou, China, the Company compared the estimated fair value less costs to sell to the carrying value of the assets. If the estimated fair value less costs to sell exceeded the carrying amount, no impairment expense was recorded. However, if the estimated fair value less costs to sell was less than the carrying amount, an impairment expense of the difference was recorded. As a result, the Company concluded that certain assets held for sale were impaired, and a pre-tax non-cash impairment charge of $11,549 was recorded during the three months ended March 31, 2014 (of which $9,141 was related to land use rights and buildings, $2,316 related to machinery and equipment and $92 related to other property, plant and equipment).

Other Restructuring-related Costs

A pre-tax restructuring charge of $13,249 was recorded during the second quarter of fiscal 2014, which included $8,664 of one-time termination benefits, $1,203 of contract termination costs and $3,382 of other costs (of which $198 was non-cash).

The following table reflects the movement activity of the restructuring reserve for the three months ended March 31, 2014:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2013	$—	$—	$—	$—
Restructuring expense	8,664	1,203	3,184	13,051
Amount paid	(5,199)	(66)	(15)	(5,280)
Accrued at March 31, 2014	$3,465	$1,137	$3,169	$7,771

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon the extent of competitive pricing pressures, how we perform against our targets and the assumptions on which we base our prices for each particular program. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability. In the mobility market, the first few months of production are the most critical in terms of growth and profitability opportunities.

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

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	111.0	108.9
Gross loss	(11.0)	(8.9)
Operating expenses
Research and development	1.3	1.0
Sales and marketing	3.7	2.7
General and administrative	3.1	2.5
Impairment and restructuring	21.1	-
Total operating expenses	29.2	6.2
Operating loss	(40.2)	(15.1)
Other income and expense
Interest income	0.2	-
Interest expense	(0.2)	(0.1)
Other (expense) income, net	0.1	0.1
Loss before income taxes	(40.1)	(15.1)
(Provision for) benefit from income taxes	(4.5)	1.3
Net loss	(44.6)%	(13.8)%

Net Sales. Net sales decreased to $117.8 million for the three months ended March 31, 2014, from $173.7 million for the three months ended March 31, 2013. The decrease of $55.9 million, or 32.2%, was primarily due to decreased net sales into our smartphones and tablets sectors, partially offset by increased sales into our consumer electronics sector, as further quantified below. Net sales to our largest customer decreased $81.8 million to $51.1 million for the three months ended March 31, 2014, primarily the result of lower production volumes of certain products and lower share of business in certain programs. Net sales to our newer customers increased $39.4 million to $53.6 million for the three months ended March 31, 2014, from $14.2 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net sales to our largest customer accounted for approximately 43% of our total net sales, and two of our newer customers each accounted for approximately 15% or more of our total net sales.

Net sales into our smartphones sector decreased to $87.2 million for the three months ended March 31, 2014, from $113.2 million for the three months ended March 31, 2013. The decrease of $26.0 million, or 23.0%, was primarily due to decreased sales volumes to one major customer in this sector of approximately 61%, partially offset by increased sales volumes to another major customer in this sector by approximately 1,300%. For the three months ended March 31, 2014 and 2013, our smartphones sector accounted for approximately 74% and 65% of total net sales, respectively.

Net sales into our tablets sector decreased to $12.5 million for the three months ended March 31, 2014, from $49.0 million for the three months ended March 31, 2013. The decrease of $36.5 million in net sales into the tablets sector was due primarily to decreased sales volumes to one major customer in this sector of approximately 72%, and decreased sales volumes to one of our newer customers as a result of a major program reaching its conclusion. For the three months ended March 31, 2014 and 2013, the tablets sector accounted for approximately 11% and 28% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $11.8 million for the three months ended March 31, 2014, from $8.3 million for the three months ended March 31, 2013. The increase of $3.5 million in net sales into our consumer electronics sector was primarily due to new program ramps for one of our newer customers in this sector, partially offset by decreased sales volumes to one of our major customers in this sector by approximately 29%. Shipments into the consumer electronics sector accounted for approximately 10% and 5% of total net sales for the three months ended March 31, 2014 and 2013, respectively.

Gross Margin. Cost of sales as a percentage of net sales increased to 111.0% for the three months ended March 31, 2014 versus 108.9% for the three months ended March 31, 2013. The increase in cost of sales as a percentage of net sales was primarily attributable to lower overhead absorption due to excess production capacity. Gross loss was $13.0 million for the three months ended March 31, 2014 as compared to gross loss of $15.5 million for the three months ended March 31, 2013. As a percentage of net sales, gross margin decreased to (11.0%) for the three months ended March 31, 2014 from (8.9%) for the three months ended March 31, 2013.

Research and Development. Research and development expense decreased by $0.3 million to $1.5 million for the three months ended March 31, 2014, from $1.8 million for the three months ended March 31, 2013. The decrease is primarily related to lower variable spending. As a percentage of net sales, research and development expense increased to 1.3% versus 1.0% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.3 million to $4.4 million for the three months ended March 31, 2014, from $4.7 million in the comparable period of the prior year. The decrease is primarily the result of reduced commissions resulting from reduced net sales. As a percentage of net sales, sales and marketing expense increased to 3.7% versus 2.7% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $0.7 million to $3.6 million for the three months ended March 31, 2014, from $4.3 million in the comparable period of the prior year, which is a decrease of 16.3%. This decrease was primarily due to a $0.5 million gain on disposal of equipment. As a percentage of net sales, general and administrative expense increased to 3.1% versus 2.5% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended March 31, 2014, we recorded impairment and restructuring of $24.8 million, primarily to consolidate our manufacturing operations and improve our cost structure. The $24.8 million consisted of $11.5 million of asset impairments relating to our held-for-sale properties and equipment in Chengdu and Suzhou, China, $8.7 million of one-time termination benefits charges and $4.6 million of other restructuring-related costs. The remaining estimated restructuring charges are expected to be primarily recorded in our third quarter of fiscal 2014. Total charges in connection with the restructuring are expected to be at the low end of the range of $40.0 million to $60.0 million. In connection with these restructuring actions, we anticipate annual cost savings of approximately $50.0 million, of which 90 percent is expected to reduce cost of sales and 10 percent is expected to lower operating expenses.

Other Income (Expense), Net. Other income, net decreased to $0.1 million for the three months ended March 31, 2014, from other income, net of $0.2 million for the three months ended March 31, 2013. This decrease was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended March 31, 2014 and 2013 was (11.3)% and 8.9%, respectively. The change in our effective tax rate was primarily due to establishing a valuation allowance against deferred tax assets of $5.0 million related to two of our entities due to the restructuring activities previously mentioned, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Comparison of the Six Months Ended March 31, 2014 and 2013

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	103.2	98.0
Gross (loss) profit	(3.2)	2.0
Operating expenses
Research and development	0.9	0.8
Sales and marketing	3.1	2.4
General and administrative	2.1	2.2
Impairment and restructuring	7.5	-
Total operating expenses	13.6	5.4
Operating loss	(16.8)	(3.4)
Other income and expense
Interest income	0.1	-
Interest expense	(0.1)	(0.1)
Other (expense) income, net	0.1	-
Loss before taxes	(16.7)	(3.5)
(Provision for) benefit from income taxes	(2.1)	0.1
Net loss	(18.8)%	(3.4)%

Net Sales. Net sales decreased to $329.5 million for the six months ended March 31, 2014, from $$463.3 million for the six months ended March 31, 2013. The decrease of $133.8 million, or 28.9%, was primarily due to decreased net sales into our smartphone, tablets and consumer electronics sectors, as further quantified below. Net sales to our largest customer decreased $176.0 million to $200.3 million for the six months ended March 31, 2014, primarily the result of lower production volumes of certain products and lower share of business in certain programs. Net sales to our newer customers increased to $101.2 million for the six months ended March 31, 2014, from $38.3 million for the six months ended March 31, 2013. For the six months ended March 31, 2014, net sales to our largest customer accounted for approximately 61% of our total net sales, and two of our newer customers each accounted for approximately 10% or more of our total net sales.

Net sales into our smartphones sector decreased to $243.4 million for the six months ended March 31, 2014, from $310.0 million for the six months ended March 31, 2013. The decrease of $66.6 million, or 21.5%, was primarily due to decreased sales volumes to one major customer in this sector of approximately 44%, partially offset by increased sales volumes to another major customer in this sector of approximately 186%. For the six months ended March 31, 2014 and 2013, our smartphones sector accounted for approximately 74% and 67% of total net sales, respectively.

Net sales into our tablets sector decreased to $49.0 million for the six months ended March 31, 2013, from $119.7 million for the six months ended March 31, 2013. The decrease of $70.7 million in net sales into our tablets sector was due primarily to decreased sales volumes to one major customer in this sector of approximately 55% and decreased sales volumes to one of our newer customers as a result of a major program reaching its conclusion during our second fiscal quarter. For the six months ended March 31, 2014 and 2013, the tablets sector accounted for approximately 15% and 26% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $25.5 million for the six months ended March 31, 2014, from $29.4 million for the six months ended March 31, 2013. The decrease in net sales into our consumer electronics sector was primarily due to decreased sales volume to one of our key customers in this sector of approximately 45%, partially offset by new program ramps for one of our newer customers in this sector. Shipments into our consumer electronics sector accounted for approximately 8% and 6% of total net sales for the six months ended March 31, 2014 and 2013, respectively.

Gross Margin. Cost of sales as a percentage of net sales increased to 103.2% for the six months ended March 31, 2014 from 98.0% for the six months ended March 31, 2013. The increase in cost of sales was primarily attributable to lower overhead absorption due to reduced production levels. Gross loss was $10.5 million for the six months ended March 31, 2014, versus gross profit of $9.2 million for the six months ended March 31, 2013. As a percentage of net sales, gross margin decreased to (3.2)% for the six months ended March 31, 2014 from 2.0% for the six months ended March 31, 2013.

Research and Development. Research and development expense decreased by $0.8 million to $3.0 million for the six months ended March 31, 2014, from $3.8 million for the six months ended March 31, 2013, which is a decrease of 21.1%. The decrease was primarily due to decreased variable spending. As a percentage of net sales, research and development expense increased to 0.9% from 0.8% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.9 million to $10.3 million for the six months ended March 31, 2014, from $11.2 million in the comparable period of the prior year, which is a decrease of 8.0%. The decrease is primarily the result of lower negotiated commission rates, coupled with lower sales volumes in the comparable periods. As a percentage of net sales, sales and marketing expense increased to 3.1% from 2.4% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $3.0 million to $7.0 million for the six months ended March 31, 2014 from $10.0 million in the comparable period of the prior year, which is a decrease of 30.0%. This decrease was primarily due to a $1.6 million gain on disposal of equipment as well as our efforts to reduce variable spending. As a percentage of net sales, general and administrative expense decreased to 2.1% from 2.2% in the comparable period of the prior year.

Impairment and Restructuring. During the six months ended March 31, 2014, we recorded a restructuring charge of $24.8 million, primarily to consolidate our manufacturing operations and to improve our cost structure. The $24.8 million consisted of $11.5 million of asset impairments relating to our held-for-sale properties and equipment in Chengdu and Suzhou, China, $8.7 million of one-time termination benefits and $4.6 million of other restructuring-related costs.

Other Income (Expense), Net. Other income, net increased to $0.4 million for the six months ended March 31, 2014, from $0.2 million for the six months ended March 31, 2013. This increase was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for six months ended March 31, 2014 and 2013 was (12.3)% and 1.7%, respectively. The change in our effective tax rate was primarily due to establishing a $5.0 million valuation allowance against deferred tax assets related to two of our entities, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our third quarter of fiscal 2014, we expect net sales to range between $115 and $130 million with continued strong contribution from our newer customers.

Gross Margin. For our third quarter of fiscal 2014, we expect gross margin to be between (5)% and (6)% based on the production build plans, projected net sales volume and anticipated product mix.

Operating Expenses. We expect normal operating expenses to be approximately $10 million during our third quarter of fiscal 2014.

Impairment and Restructuring. We expect our total charges in connection with our restructuring plan, across the March and June quarters, to be at the low end of the $40 million to $60 million range initially provided as we anticipate selling some of the assets at a higher price than initially expected. The cash component of these charges should be $20 million or less, and we expect these cash costs to be partially offset as we dispose of assets. We continue to expect annual cost savings of approximately $50 million, of which 90 percent is expected to reduce cost of sales and 10% is expected to lower operating expenses.

Income Taxes. We expect the effective tax rate (excluding restructuring), on average, to be in the mid to high teens in the next two years.

Capital Expenditures. For our third quarter of fiscal 2014, we are anticipating capital expenditures to be between $5 million and $10 million.

Net Working Capital Days. We continue to maintain a target total net working capital days in the low 30s.

These projections are based on several business assumptions and are therefore subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations. Our principal uses of cash have been to finance working capital, stock repurchases and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations will be sufficient to fund current business operations over at least the next twelve months, without the need to repatriate earnings.

Changes in the principal components of operating cash flows during the six months ended March 31, 2014 were as follows:

—

Our net accounts receivable balance decreased to $75.5 million as of March 31, 2014 from $132.2 million as of September 30, 2013, which is a decrease of 42.9%, due to lower sales. Days sales outstanding on a quarterly basis decreased to 58 days at March 31, 2014 from 63 days at September 30, 2013. Our inventory balance decreased to $57.8 million as of March 31, 2014 from $86.9 million as of September 30, 2013, which is a decrease of 33.5%. Days in inventory on a quarterly basis remained consistent at 40 days at March 31, 2014 and September 30, 2013. Our accounts payable balance decreased to $111.9 million as of March 31, 2014 from $166.5 million as of September 30, 2013, which is a decrease of 32.8%, due to the expected lower production volume in our second quarter of fiscal 2014 versus our first quarter of fiscal 2014. Days payable on a quarterly basis remained consistent at 77 days at March 31, 2014 and September 30, 2013.

—

Depreciation and amortization expense was $26.5 million for the six month ended March 31, 2014, versus $29.2 million for the comparable period of the prior year, primarily due to decreased capital expenditures in the prior fiscal year.

Our principal investing and financing activities during the six months ended March 31, 2014 were as follows:

—

Net cash used in investing activities was $3.7 million for the six months ended March 31, 2014 and consisted of cash purchases of capital equipment and other assets of $10.4 million, partially offset by proceeds of $2.5 million from sale of equipment and assets held for sale and a receipt of a $4.2 million cash grant from the local government in Chengdu, China, related to our capital investment in our Chengdu facility in calendar year 2011 and 2013.

—

Net cash provided by financing activities was less than $0.1 million for the six months ended March 31, 2014 and consisted primarily of proceeds from exercise of stock options of less than $0.1 million. Our loans payable and borrowings outstanding against credit facilities were zero at March 31, 2014 and September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2014, no amounts were outstanding under our loan agreements with Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $283.8 million, or 86%, of total shipments to these foreign manufacturers during the six months ended March 31, 2014 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.12 RMB per U.S. dollar for the six months ended March 31, 2014. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements and aforementioned anticipated restructuring activities, through at least the next twelve months. If there is a need for additional cash to fund our operations, we will access our global credit lines, which totaled $81.3 million as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last three fiscal years, as well incurred net losses in the last fiscal year and each of our five most recently completed fiscal quarters, and we may continue to incur net losses in future periods.

From fiscal year 2011 to fiscal year 2013, we experienced a decline in revenue from $831.6 million in 2011, to $818.9 million in 2012, to $787.6 million in 2013, resulting from a decline in sales to certain of our key customers. We believe this resulted from decline of business from one of our key customers, which has been undergoing a business transition, as well as loss of market share from another key customer. Although we are undertaking efforts to diversify our customer base and increase our sales, including to new customers, there can be no assurance that we will be successful in offsetting these losses with sales to other customers.

In addition, in fiscal year 2013, we incurred a net loss of $65.5 million on a full year basis, and incurred a net loss of $9.3 million in the first fiscal quarter of 2014 and $52.4 million in the second fiscal quarter of 2014, on the basis of U.S. generally accepted accounting principles. These losses, among other things, adversely affect our stockholders’ equity and working capital. In addition, we expect to have continued losses during fiscal 2014, and not to return to profitability until we are exiting the fiscal year. Although we are undergoing strategic restructuring efforts, we cannot be certain when, or if, our operations will return to profitability or, if we do return to profitability whether it can be sustained.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the six months ended March 31, 2014 and 2013, approximately 74% and 67%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 15% and 26%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 8% and 6%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. and BlackBerry Limited. During the second fiscal quarter of 2014, we had only three customers each represent ten percent or more of our net sales. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2013, 2012 and 2011, approximately 75%, 74% and 44%, respectively, of our net sales were to the same one customer, and in the three and six months ended March 31, 2014, approximately 43% and 61%, respectively, of our sales were to this customer. Furthermore, in the fiscal years ended September 30, 2013, 2012 and 2011, approximately 86%, 90% and 86% of our net sales were to the same two customers, and approximately 90%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the loss of market share with the customer, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we have recently experienced a decline in sales to certain of our major customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

We must invest in and develop or adopt new technology and update our manufacturing processes in order to remain an attractive supplier to our customers, and we may not be able to do so successfully.

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new processes to meet our customers’ needs and to expand into new markets outside the mobility market. However, any new technology or process adopted or developed by us may not meet the expectations of our existing or potential customers, or customers outside the mobility market may not select either our current or new process capabilities for their offerings. Customers could decide to switch to alternative technologies or materials, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we are unable to obtain customer qualifications for new processes or product features, cannot qualify our processes for high-volume production quantities or do not execute our operational and strategic plans for new developments in advanced technologies in a timely manner, our net sales or profitability may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, materials, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures. Also, due to financial constraints, we may not be able to invest in such new technology advancements and as a result, could fall behind our competition and/or not be able to satisfy our customers’ requirements, which could result in loss of sales and profitability.

We must continue to be able to procure raw materials and components on commercially reasonable terms to manufacture our products profitably.

Generally we do not maintain a large surplus stock of raw materials or components for our products because the specific assemblies are uniquely applicable to the products we produce for our customers; therefore, we rely on third-party suppliers to provide these raw materials and components in a timely fashion and on commercially reasonable terms. In addition, we are often required by our customers to seek components from a limited number of suppliers that have been pre-qualified by the customer. We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customers’ programs. We expect that delays may occur in future periods for a variety of reasons, including but not limited to, natural disasters. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales or litigation by our customers against us. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us.

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

The flexible printed circuit fabrication process requires a stable utility source. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity, gas and steam in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased a few generators and could lease additional generatiors, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities. Any such insufficient access to electricity, gas, steam or other utility could affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, China, Korea, Taiwan, the United Kingdom and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

—	political unrest, terrorism and economic or financial instability;
—	restrictions on our ability to repatriate earnings;
—

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

—	nationalization programs that may be implemented by foreign governments;
—	import-export regulations;
—	difficulties in enforcing agreements and collecting receivables;
—

difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions, including complying with local employment and overtime regulations, which regulations could affect our ability to quickly ramp production;

—	difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;
—	changes in labor practices, including wage inflation, frequent and extremely high increases in the minimum wage, labor unrest and unionization policies;
—	limited intellectual property protection;
—	longer payment cycles by international customers;
—	currency exchange fluctuations;
—	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;
—	transportation delays and difficulties in managing international distribution channels;
—	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;
—	potentially adverse tax consequences;
—	differing employment practices and labor issues;
—	the occurrence of natural disasters, such as earthquakes, floods or other acts of force majeure; and
—	public health emergencies such as SARS, avian flu and Swine flu.

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

We are in the process of consolidating and reorganizing certain of our operations in an effort to realign our organization to more efficiently support customer demand while decreasing operating expenses. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many risks and uncertainties, which include, but are not limited to:

—	The implementation of these measures may disrupt our manufacturing activities or otherwise adversely affect operations;
—	We may not be able to retain key personnel during or after the restructuring or could have other labor issues as a result of the restructuring;
—	Our customers may perceive that the restructuring is a breach of our agreements, explicit or implied, with them, which could cause us to lose business with them or for them to pursue legal remedies;
—	We may encounter issues with our information systems as our business needs change;
—	We may encounter issues related to transfer pricing, our corporate taxes or import/export due to the closing of facilities;
—

We may be required to obtain additional permits or licenses for certain of our facilities in China in order to relocate portions of our operations, and there can be no assurance that we can obtain such permits/licenses on commercially reasonable terms or at all; and

—	We may not execute the restructuring plan in a timely or efficient manner.

There can be no assurance that we will be successful in our restructuring efforts or that any consolidation or reorganization will result in cost savings, and failure to do so could adversely impact our financial condition, results of operations, or cash flows, and may otherwise cause disruption to our business. In addition, we expect to incur substantial asset impairment and severance charges and other costs that are being recognized as our reorganization plans are implemented and obligations are incurred, which will adversely affect our financial condition and results of operations.

From time to time, we restructure our manufacturing capacity, and we may have difficulty managing these changes.

From time to time, we engage in a number of manufacturing expansion and contraction projects, based on the then-current and forecasted needs of our business. In addition, from time to time, we are engaged in international restructuring efforts in order to better align our business functions with our international operations and transition to other lower cost locations in continuation of our cost reduction efforts. These efforts can require significant investment by us, and have in the past and could continue to result in increased expenses, inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing capacity and transition projects or otherwise managing any growth or downsizing in our business that we may experience. Risks associated with right-sizing our manufacturing capacity may include those related to:

—	managing multiple, concurrent capacity expansion or reduction projects;
—	managing the reduction of employee headcount for facilities where we reduce or cease our activities;
—	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;
—	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;
—	managing increased employment costs and scrap rates often associated with periods of growth or contraction;
—	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;
—	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems; and
—	cost overruns and charges related to our expansion or contraction of activities.

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

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s recent stock acquisition of WBL) (collectively “UE Group”) is deemed to indirectly beneficially own approximately 62% of our outstanding common stock. As a result, UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of the UE Group could change, and such change could affect the strategic direction of the UE Group and the way the UE Group influences our corporate actions. For example, so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of the UE Group may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover such sales.

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

UEL may be unable to vote its shares in us on certain matters that require stockholder approval without obtaining approval from the stockholders of UEL and/or regulatory approval and it is possible that such stockholders or the relevant regulators may not approve the proposed corporate action.

UEL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, when we submit a matter for the approval of our stockholders, UEL may be required to obtain the approval of its own respective stockholders for such action before UEL can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require UEL to obtain its stockholders’ approval may include certain amendments of our certificate of incorporation, an acquisition or a sale of our assets the value of which exceeds certain prescribed thresholds under the rules of the Singapore Exchange, and certain issuances of our capital stock.

To obtain stockholder approval, UEL must prepare a circular describing the proposal, submit it to the Singapore Exchange for review and send the circular to its stockholders, which may take several weeks or longer. In addition, UEL is required under its corporate rules to give its stockholders advance notice of the meeting. Consequently, if we need to obtain our stockholders’ approval for a matter which also requires the approval of the stockholders of UEL, the process of seeking stockholder approval from UEL may delay our proposed action and it is possible that the stockholders of UEL may not approve our proposed corporate action. It is also possible that we might not be able to establish a quorum at our stockholder meeting if UEL is unable to vote at the meeting if the approval of the stockholders of UEL is not obtained. The rules of the Singapore Exchange that govern WBL and UEL are subject to revision from time to time, and policy considerations may affect rule interpretation and application. It is possible that any change to or interpretation of existing or future rules may be more restrictive and complex than the existing rules and interpretations.

Our business requires significant investments in capital equipment, facilities and technological improvements, and we may not be able to obtain sufficient funds to make such capital expenditures.

To remain competitive we must continue to make significant investments in capital equipment, facilities and technological improvements. We expect that substantial capital may be required to expand our manufacturing capacity and fund working capital requirements in the future. In addition, we expect that new technology requirements may increase the capital intensity of our business. We may need to raise additional funds through further debt or equity financings in order to fund our anticipated growth and capital expenditures, and we may not be able to raise additional capital on reasonable terms, or at all, particularly given our recent financial performance. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net sales, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, reduced manufacturing efficiencies or other harm to our business. Furthermore, our board has authorized a stock repurchase program, and may authorize additional stock repurchases in the future, and the funds we expend for any such repurchase may later be needed for the operation of our business.

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

Our credit agreements contain customary covenants. There can be no assurance that we will be able to comply with any borrowing conditions or other covenants in our current or future credit agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the agreements and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under that, or other, credit agreements, which would require us to pay all amounts outstanding. Due to our cash and cash equivalent position and the fact that we have no borrowings currently outstanding under our lines, we do not currently anticipate that our failure to comply with any of the covenants under our credit lines would have a significant impact on our ability to meet our financial obligations in the near term. Termination of one of our credit lines because of a failure to comply with such covenants, however, would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during March 2014, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2015. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

We have recently been notified that one of our facilities in Suzhou, China has a permit for only one wet process line. While the amount of discharge we release is within our permitted amount for such facility, we operate multiple wet process lines at such facility. We have been working with the appropriate officials and regulatory bodies in China to resolve this issue and currently believe we will have to reduce the number of wet process production lines at such facility to one, which will reduce our capacity at that facility. Although we do not currently anticipate the imposition of penalties against us, we cannot predict the nature, scope or effect of penalties that could be imposed for this issue, or for any other potential issue. The costs of remedying violations or resolving enforcement actions that might be initiated by governmental authorities could be substantial. Any remediation of environmental contamination would involve substantial expense that could harm our results of operations. In addition, we cannot predict the nature, scope or effect of future regulatory or customer requirements to which our operations may be subject or the manner in which existing or future laws or customer policies will be administered or interpreted. Future regulations may be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations or policies could be significant.

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2013 (the Dodd-Frank Act) required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC has recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. The final rules implementing these requirements could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement and otherwise may become obliged to publicly disclose those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

As part of our business strategy, we intend to continue to consider acquisitions of, or partnerships or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

—	difficulties in integrating operations, technologies, accounting and personnel;
—	problems maintaining uniform standards, procedures, controls and policies;
—	difficulties in supporting and transitioning customers of our acquired companies;
—	diversion of financial and management resources from existing operations;
—	potential costs incurred in executing on such a transaction, including any necessary debt or equity financing;
—	risks associated with entering new markets in which we have no or limited prior experience;
—	potential loss of key employees; and
—	inability to generate sufficient revenues to offset acquisition or start-up costs.

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

Pursuant to a Registration Rights Agreement between us and the WBL Entities, we have filed a Registration Statement on Form S-3, covering the re-sale of all 14,817,052 of our shares held by the WBL Entities. The WBL Entities may sell all or part of the shares of our common stock that it owns (or distribute those shares to its shareholders). A large influx of shares of our common stock into the market as a result of such sales, or the mere perception that these sales could occur, could cause the market price of our common stock to decline, perhaps substantially, and may weaken market confidence in us or our prospects, which could have an adverse effect on our financial condition, results of operation or stock price. If there is a disposal by the WBL Entities of their shares of our common stock with value that exceeds certain prescribed thresholds and constitutes a major transaction under the rules of the Singapore Exchange, then such disposal may require the approval of the stockholders of UEL. The WBL Entities may be able to sell part of their shares of our common stock without requiring such stockholders’ approval if such thresholds are not met; however, even such sale could impact the market price of our common stock. Further, these sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve-month period from April 1, 2013 to March 31, 2014, our common stock price closed between $12.50 and $17.24 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

—	fluctuations in our financial results;
—	the limited size of our public float;
—	announcements of technological innovations or events affecting companies in our industry;
—	changes in the estimates of our financial results;
—	changes in the recommendations of any securities analysts that elect to follow our common stock; and
—	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 24.1 million shares of common stock outstanding as of March 31, 2014, approximately 14.8 million of those shares are held by the WBL entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: May 5, 2014	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004
3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009
4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004
4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2013
4.3

Amendment to the Registration Rights Agreement dated February 4, 2014 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.

			10-Q	000-50812	2/6/2014
10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/3/2004
10.20

Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

			8-K	000-50812	10/25/2005
10.45*	Form of Stock Appreciation Rights Agreement under 2004 Stock Incentive Plan.		10-K	000-50812	12/9/2008
10.57*	Form of Restricted Stock Unit Agreement under 2004 Stock Incentive Plan.		10-K	000-50812	11/17/2009
10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010
10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010
10.62(7)	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010
10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010
10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010
10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010
10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011
10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011
10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
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

			8-K	000-50812	1/19/2013
10.77

Form of Parent Guaranty by Multi-Fineline Electronix, Inc., in favor of JPMorgan Chase Bank, N.A., acting through its Hong Kong Branch, as security agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein).

			8-K	000-50812	1/19/2013
10.78*	Change in Control Plan.		8-K	000-50812	1/19/2013
10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2013
10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2013
10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2013
10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2013
10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2013
10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013
10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013
10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013
10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013
10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013
10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
10.90*

Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the    Company’s Definitive Proxy Statement on Form DEF14A for its 2014 Annual Meeting of Stockholders filed with the SEC on January 23, 2014).

			DEF14	000-50812	1/23/2014
10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan	X
10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan	X
31.1	Section 302 Certification by the Company’s principal executive officer.	X
31.2	Section 302 Certification by the Company’s principal financial officer.	X
32.1	Section 906 Certification by the Company’s principal executive officer and principal financial officer.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.