Form 10-Q
period 2014-06-30
MULTI FINELINE ELECTRONIX INC
filed 2014-08-08
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2014 was 24,167,749.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

ASSETS	June 30, 2014	September 30, 2013
Cash and cash equivalents	$117,440	$105,150
Accounts receivable, net of allowances of $1,576 and $4,281 at June 30, 2014 and September 30, 2013, respectively	94,446	132,247
Inventories	43,430	86,853
Deferred taxes	1,563	5,909
Income tax receivable	5,477	2,535
Assets held for sale	7,360	-
Other current assets	6,149	8,821
Total current assets	275,865	341,515
Property, plant and equipment, net	183,717	244,056
Land use rights	6,579	7,703
Deferred taxes	7,900	11,685
Other assets	5,627	5,255
Total assets	$479,688	$610,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$99,609	$166,474
Accrued liabilities	29,236	31,459
Line of credit	20,000	-
Income taxes payable	720	1,027
Total current liabilities	149,565	198,960
Other long-term liabilities	25,165	19,063
Total liabilities	174,730	218,023
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2014 and September 30, 2013, respectively; 0 and 0 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2014 and September 30, 2013, respectively; 24,167,077 and 24,082,802 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	2	2
Additional paid in capital	94,226	90,857
Retained earnings	162,201	252,656
Accumulated other comprehensive income	48,529	48,676
Total stockholders' equity	304,958	392,191
Total liabilities and stockholders' equity	$479,688	$610,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$130,804	$136,066	$460,269	$599,390
Cost of sales	138,023	140,312	477,964	594,466
Gross (loss) profit	(7,219)	(4,246)	(17,695)	4,924
Operating expenses:
Research and development	1,720	1,997	4,671	5,812
Sales and marketing	4,547	5,676	14,808	16,925
General and administrative	4,163	2,647	11,140	12,614
Stock-based compensation resulting from change in control	-	9,582	-	9,582
Impairment and restructuring	8,361	7,537	33,159	7,537
Total operating expenses	18,791	27,439	63,778	52,470
Operating loss	(26,010)	(31,685)	(81,473)	(47,546)
Other income and expense
Interest income	170	248	625	404
Interest expense	(19)	(112)	(358)	(361)
Other income (expense), net	711	73	1,123	228
Loss before income taxes	(25,148)	(31,476)	(80,083)	(47,275)
(Provision for) benefit from income taxes	(3,612)	(53)	(10,372)	215
Net loss	(28,760)	(31,529)	(90,455)	(47,060)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,330)	3,597	(147)	6,472
Total comprehensive net loss	$(31,090)	$(27,932)	$(90,602)	$(40,588)

Net loss per share:
Basic	$(1.19)	$(1.32)	$(3.75)	$(1.97)
Diluted	$(1.19)	$(1.32)	$(3.75)	$(1.97)
Shares used in computing net loss per share:
Basic	24,144,874	23,948,428	24,106,495	23,847,413
Diluted	24,144,874	23,948,428	24,106,495	23,847,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
Cash flows from operating activities	2014	2013
Net loss	$(90,455)	$(47,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,264	44,027
Deferred taxes	8,130	(2,908)
Stock-based compensation expense	2,547	13,009
Income tax benefit related to stock option exercises	(57)	(29)
Asset impairments	18,439	7,537
Gain on disposal of property, plant and equipment	(1,566)	(1,661)
Changes in operating assets and liabilities:
Accounts receivable	37,824	71,005
Inventories	43,270	55,045
Other current assets	2,693	5,133
Other assets	(369)	(34)
Accounts payable	(61,984)	(62,797)
Accrued liabilities	(2,387)	(10,918)
Income taxes	(3,209)	(1,931)
Other liabilities	6,287	1,020
Net cash (used in) provided by operating activities	(1,573)	69,438
Cash flows from investing activities
Purchases of property and equipment	(14,000)	(35,945)
Proceeds from sale of equipment and assets held for sale	3,368	2,360
Change in restricted cash	(520)	-
Government grants received	4,151	-
Net cash used in investing activities	(7,001)	(33,585)
Cash flows from financing activities
Income tax benefit related to stock option exercises	57	29
Tax withholdings for net share settlement of equity awards	(40)	(2,762)
Proceeds from exercise of stock options	813	608
Borrowings from lines of credit	20,000	-
Repurchase of common stock	-	(1,617)
Net cash provided by (used in) financing activities	20,830	(3,742)
Effect of exchange rate changes on cash	34	(338)
Net increase in cash	12,290	31,773
Cash and cash equivalents at beginning of period	105,150	82,322
Cash and cash equivalents at end of period	$117,440	$114,095
Non-cash investing activities
Purchases of property and equipment	4,525	3,892

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% and 62% of the Company’s outstanding common stock as of June 30, 2014 and September 30, 2013, respectively. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has two wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). In 2010, the Company merged its subsidiary, Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1”) into MFC; however, the Company is still in the process of deregistering MFC1. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact of its pending adoption of this guidance on its financial position, results of operations and cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of June 30, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$17,173	$-	$-
Forward contracts (accrued liabilities)	-	61	-
	$17,173	$61	$-

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$-	$-
Forward contracts (other current assets)	-	179	-
Forward contracts (accrued liabilities)	-	(34)	-
	$14,141	$145	$-

As of June 30, 2014, assets held for sale were measured at fair value on a non-recurring basis. Based on the relevant FASB guidance, the carrying value of assets held for sale was written down to $7,360 after recording an impairment charge of $6,890 during the three months ended June 30, 2014 (refer to Note 8). The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for assets held for sale. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2014:

	Fair Value Measurements of Assets on a Non-Recurring Basis as of June 30, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$7,360

	$—	$—	$7,360

No assets or liabilities were measured at fair value on a non-recurring basis as of September 30, 2013.

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	June 30, 2014	September 30, 2013
Raw materials and supplies	$13,109	$27,080
Work-in-progress	14,275	20,965
Finished goods	16,046	38,808
	$43,430	$86,853

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Restricted Cash

As of June 30, 2014, the Company held $520 of cash restricted due to customs deposit requirements, which was segregated from cash and cash equivalents and included within other current assets. The restriction is expected to cease within twelve months.

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	June 30, 2014	September 30, 2013
Building	$52,592	$68,679
Machinery and equipment	338,535	406,010
Computers and capitalized software	13,119	13,014
Leasehold improvements	10,611	14,145
Construction-in-progress	4,953	5,307
	$419,810	$507,155
Accumulated depreciation and amortization	(236,093)	(263,099)
	$183,717	$244,056

Accrued Liabilities

Accrued liabilities were composed of the following:

	June 30, 2014	September 30, 2013
Wages and compensation	$10,017	$16,822
Restructuring expenses¹	5,408	-
Other accrued expenses	13,811	14,637
	$29,236	$31,459
[1]	Refer to Note 8 for further information on the Company’s impairment and restructuring activities during the three and nine months ended June 30, 2014.

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended June 30, 2014 and 2013 were as follows:

	Balance at April 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2014	$1,814	$(1,860)	$902	$856
Fiscal 2013	$223	$(1,426)	$1,959	$756

Changes in the product warranty accrual for the nine months ended June 30, 2014 and 2013 were as follows:

	Balance at October 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
Fiscal 2014	$1,076	$(4,106)	$3,886	$856
Fiscal 2013	$346	$(2,252)	$2,662	$756

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding	24,144,874	23,948,428	24,106,495	23,847,413
Dilutive effect of potential common shares	-	-	-	-
Diluted weighted-average number of common and potential common shares outstanding	24,144,874	23,948,428	24,106,495	23,847,413
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	931,932	938,850	881,392	982,851

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $10,588 and $6,454 as of June 30, 2014 and September 30, 2013, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of June 30, 2014 and September 30, 2013 were $19,823 and $19,838, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Smartphones	65%	78%	71%	69%
Tablets	17%	13%	15%	23%
Consumer electronics	6%	8%	7%	7%

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

3. Lines of Credit

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($32,506 at June 30, 2014). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. At June 30, 2014, the Company had $20,000 outstanding under the MFC Credit Line at an interest rate of 3.1% and with a maturity date in August 2014.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($48,758 at June 30, 2014). The CCB Credit Line will mature on May 5, 2016.

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

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Line of credit (ABC)	$12,506	$32,531	$20,000	$-
Line of credit (CCB)	48,758	48,796	-	-
Line of credit (BC)	-	11,000	-	-
Line of credit (JPM)	-	50,000	-	-
	$61,264	$142,327	$20,000	$-

On August 6, 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A., as agent, providing for a senior revolving credit facility in an amount up to $30,000. Refer to Note 9 for details.

As of June 30, 2014, the Company was in compliance with all applicable financial covenants.

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

Financial information by geographic segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales
United States	$4,578	$2,861	$13,207	$8,716
China	123,560	152,653	461,576	593,813
Singapore	107,797	128,972	396,061	583,659
Other	13,105	1,121	18,058	1,585
Eliminations	(118,236)	(149,541)	(428,633)	(588,383)
Total	$130,804	$136,066	$460,269	$599,390
Operating (loss) income
United States	$(2,229)	$(6,002)	$(5,952)	$(10,196)
China	(3,213)	(8,953)	(11,774)	(10,951)
Singapore	(19,921)	(11,757)	(62,533)	(23,218)
Other	(149)	(4,996)	(1,804)	(6,530)
Eliminations	(498)	23	590	3,349
Total	$(26,010)	$(31,685)	$(81,473)	$(47,546)
Depreciation and amortization
United States	$315	$544	$989	$1,841
China	12,348	28,265	38,066	41,967
Singapore	27	35	93	94
Other	66	40	116	125
Total	$12,756	$28,884	$39,264	$44,027

	June 30, 2014	September 30, 2013
Total assets
United States	$141,457	$136,299
China	322,796	403,824
Singapore	242,154	295,714
Other	5,908	2,022
Eliminations	(232,627)	(227,645)
Total	$479,688	$610,214

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

Stock Options

Stock option activity for the nine months ended June 30, 2014 under the Company’s 2004 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Stock options outstanding at September 30, 2013	164,652	$10.98
Granted	—	—
Exercised	(81,882)	10.00
Forfeited	—	—
Expired	(67,770)	10.00

Stock options outstanding and exercisable at June 30, 2014	15,000	$20.81	$—	0.7

Stock options vested and expected to vest at June 30, 2014	15,000	$20.81	$—	0.7

The aggregate intrinsic value of stock options exercised was $147 and $177 during the three and nine months ended June 30, 2014, respectively, and was $6 and $278 during the three and nine months ended June 30, 2013, respectively. Unearned compensation for stock options was zero as of June 30, 2014.

Service and Performance-Based Restricted Stock Units

During the three and nine months ended June 30, 2014 and 2013, the Company granted service-based restricted stock units (“RSUs”) under the 2004 Plan and 2014 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Approximately two-fifths of the November 2013 Awards and the December 2013 Awards contained performance conditions whereby the Company recorded stock-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. As of June 30, 2014, the Company considers the vesting of the November 2013 Awards and the December 2013 Awards to be probable.

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

The grant date fair values of the portion of the November 2013 Awards and the December 2013 Awards containing both market and performance conditions were calculated utilizing the following assumptions:

	November 2013 Awards	Nasdaq Total Return Index Benchmark Inputs	December 2013 Awards	Nasdaq Total Return Index Benchmark Inputs
Expected stock return/ discount rate[1]	0.65%	0.65%	0.70%	0.70%
Dividend yield	—	—	—	—
Volatility[2]	40.0%	20.0%	40.0%	20.0%
Grant date	11/30/2013	11/30/2013	12/19/2013	12/19/2013
Three-month average share price[3]	$14.60	$4,194.45	$14.60	$4,194.45
Expected vesting period (in years)	3.1	N/A	3.0	N/A
Correlation	0.48	0.48	0.48	0.48
Fair value per share	$8.28	N/A	$6.70	N/A
[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	Volatilities were calculated as of fiscal year end dates for the Company.
[3]	The three-month daily average share price was based on the average of the three-month daily closing price for the Company’s common stock and the Nasdaq Total Return Index as of November 30, 2013.

RSU activity for the nine months ended June 30, 2014 under the 2004 Plan and 2014 Plan is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2013	336,374	$17.55
Granted	586,133	11.44
Vested	(2,445)	13.88
Canceled	(69,975)	14.71
Non-vested shares outstanding at June 30, 2014	850,087	$13.58

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

RSU details for the three and nine months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service-based RSUs granted	1,800	126,450	324,288	332,261
Performance-based RSUs granted	-	24,525	261,845	96,556
Compensation cost recognized	$972	$8,656	$2,547	$10,642
Weighted-average grant-date fair value of non-vested RSUs granted	$11.98	$15.03	$11.44	$17.07
Weighted-average grant-date fair value of RSUs vested	$14.64	$19.36	$13.88	$20.42
Aggregate intrinsic value of RSUs vested	$8	$5,583	$33	$8,094

Unearned compensation as of June 30, 2014 was $6,300 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.5 years.

Stock-based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$71	$78	$188	$344
Research and development	89	103	270	409
Sales and marketing	108	130	360	522
General and administrative	704	568	1,729	2,152
Stock-based compensation resulting from change in control	-	9,582	-	9,582
Total compensation cost	$972	$10,461	$2,547	$13,009

6. Income Taxes

As of June 30, 2014, the Company’s liability for income taxes associated with uncertain tax positions increased to $18,250 from $15,425 as of September 30, 2013. The liabilities that would favorably affect the Company’s effective tax rate were $13,054 and $10,517, at June 30, 2014 and September 30, 2013, respectively. As of June 30, 2014, the Company received new information not previously available associated with uncertain tax positions related to prior year intercompany transactions.  After evaluation of such information, the Company changed its judgment on these uncertain tax positions and recorded additional liability in the amount of $2,515 as of June 30, 2014.  The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

For the three months ended March 31, 2014, the Company incurred significant losses in one of its entities. In addition, the changes in the Company’s forecasted results indicated a three-year cumulative loss by the fourth quarter of fiscal 2014 for another entity. Evidence such as cumulative losses in recent years represents sufficient negative evidence to require a valuation allowance. As a result, during the three months ended March 31, 2014, the Company recorded a charge of $5,001 to reflect a valuation allowance against the deferred tax assets previously recorded related to these two entities. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support a reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no valuation allowances were required for its other entities as of June 30, 2014.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

The Company currently enjoys certain tax incentives for certain of its Asian operations. Certain Asian operations are subject to taxes at a rate lower than the statutory rates and for the three and nine months ended June 30, 2014, the Company realized tax savings for these operations. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

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

The Chinese tax authority is currently auditing the income tax returns of MFC and MFC1 for tax years 2005 through 2011. During fiscal year 2013, the Chinese tax authority raised questions related to transfer pricing on tangible goods sold by the Company to related parties. The questions primarily related to the transfer pricing methodology and the selection of comparable companies. Discussions with the Chinese tax authority surrounding this issue are ongoing. In the event that the audit results in proposed assessment by the Chinese tax authority, the Company may be required to remit the assessment regardless of whether the Company contests the proposed adjustments. Management believes that an adequate provision has been made related to this audit.

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

As of June 30, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts is summarized below:

Currency	Buy/ Sell	Foreign Currency Amount	Notional Contract Value in USD
Foreign currency non-hedge derivatives:
RMB	Buy	¥61,227	$10,000

The changes in fair value of the Company’s derivative instruments are recognized into earnings during the period of change as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized net gains of $201 and $71 during the three and nine months ended June 30, 2014 and $530 and $480 during the three and nine months ended June 30, 2013, respectively, related to derivative financial instruments.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

8. Impairment and Restructuring

During the three months ended March 31, 2014, following a full review of its manufacturing footprint and in an effort to realign its manufacturing capacity and costs with expected net sales, the Company initiated its plan to consolidate its production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, will be consolidated into the Company’s two main manufacturing plants under MFC in Suzhou. In addition, as part of the Restructuring, the Company expects to close MFE located in Cambridge, United Kingdom and realign headcount at its other locations.

The Company’s manufacturing facility in Chengdu, China ceased operations and met the criteria to be classified as assets held for sale per the relevant authoritative FASB guidance as of March 31, 2014. In addition, machinery and equipment at the Chengdu location and certain machinery and equipment and other fixed assets located at facilities in Suzhou, China ceased use and met the held for sale criteria as of March 31, 2014.

During the three months ended June 30, 2014, certain machinery and equipment and other property, plant and equipment located at facilities in Suzhou, China ceased use and met the held for sale criteria as of June 30, 2014. Certain assets that the Company plans to dispose of as part of the Restructuring at the Company’s satellite facilities in Suzhou and the United Kingdom continue to meet the held for use criteria as of June 30, 2014.

As a result of the Restructuring, the Company recorded the following impairment and restructuring charges for the three and nine months ended June 30, 2014:

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014

Asset impairments	$6,890	$18,439
One-time termination benefits	972	9,636
Other costs	499	5,084
Impairment and restructuring	$8,361	$33,159

As the Company continues to execute the Restructuring, the Company may incur additional long-lived asset impairments and restructuring charges required for assets that will meet the held for sale criteria in future periods, one-time termination benefits for additional potential terminated employees and other charges, in the fourth quarter of fiscal 2014. Total charges in connection with the Restructuring are expected to be at the low end of the range of $40,000 to $60,000 previously disclosed.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Long-Lived Asset Impairment

Based on the Company’s Restructuring plan, the Company determined that a triggering event to test its long-lived assets for recoverability existed during the second and third quarters of fiscal 2014. The Company’s long-lived assets consisted primarily of property, plant and equipment and other assets.

Assets Held For Use

For assets classified as held for use, consisting of all property and equipment not held for sale, the Company compared its calculation of the undiscounted cash flows to the carrying value of the assets and concluded that no instances of impairment were identified as of June 30, 2014. As the Company continues to execute the Restructuring, it will monitor its forecasted undiscounted cash flows in order to test held for use assets.

Assets Held For Sale

For assets classified as held for sale, consisting of the Company’s manufacturing facility in Chengdu and other property, plant and equipment in Chengdu and Suzhou, China, the Company compared the estimated fair value less costs to sell to the carrying value of the assets. If the estimated fair value less costs to sell exceeded the carrying amount, no impairment expense was recorded. However, if the estimated fair value less costs to sell was less than the carrying amount, an impairment expense of the difference was recorded. As a result, the Company concluded that certain assets held for sale were impaired, and pre-tax impairment charges of $6,890 were recorded during the three months ended June 30, 2014 (of which $719 was related to buildings and leasehold improvements, $6,100 was related to machinery and equipment and $71 was related to other property, plant and equipment).

During the nine months ended June 30, 2014, pre-tax impairment charges for assets held for sale of $18,439 were recorded (of which $9,860 was related to land use rights, building and leasehold improvements, $8,416 was related to machinery and equipment and $163 was related to other property, plant and equipment).

Other Restructuring-related Costs

A pre-tax restructuring charge of $1,471 was recorded during the three months ended June 30, 2014, which included $972 of one-time termination benefits, $(400) of contract termination cost adjustment and $899 of other costs.

A pre-tax restructuring charge of $14,720 was recorded during the nine months ended June 30, 2014, which included $9,636 of one-time termination benefits, $803 of contract termination costs and $4,281 of other costs (of which $198 was non-cash).

The following table reflects the movement activity of the restructuring reserve for the nine months ended June 30, 2014:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at September 30, 2013	$—	$—	$—	$—
Restructuring additions	9,636	803	4,083	14,522
Adjustment/foreign exchange effect	92	—	—	92
Amount paid	(8,370)	(797)	(39)	(9,206)
Accrued at June 30, 2014	$1,358	$6	$4,044	$5,408

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

9. Subsequent Events

On August 6, 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A., as agent, providing for a senior revolving credit facility in an amount up to $30,000. The credit facility has a three-year term, and availability under the credit facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party. Amounts outstanding will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin, which ranges from 125 to 275 basis points, or (2) a defined base rate plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis.

On August 4, 2014, the Board of Directors of the Company approved to change the Company’s fiscal year end from September 30 to December 31. The Company intends to file an Annual Report on Form 10-K for the period ending September 30, 2014 and a transitional report on Form 10-K for the three-month period ending December 31, 2014.

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

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	105.5	103.1
Gross loss	(5.5)	(3.1)
Operating expenses
Research and development	1.3	1.5
Sales and marketing	3.5	4.2
General and administrative	3.2	1.9
Stock-based compensation resulting from change in control	-	7.0
Impairment and restructuring	6.4	5.5
Total operating expenses	14.4	20.1
Operating loss	(19.9)	(23.2)
Other income and expense:
Interest income	0.1	0.2
Interest expense	-	(0.1)
Other (expense) income, net	0.5	0.1
Loss before income taxes	(19.3)	(23.0)
Provision for income taxes	(2.8)	(0.0)
Net loss	(22.1)%	(23.0)%

Overview. During the three months ended March 31, 2014, we initiated a restructuring plan to substantially reduce costs and return to profitability. The restructuring plan includes consolidation of our production facilities to reduce the total manufacturing floor space by approximately one-third. Our facility in Chengdu, China, along with two satellite manufacturing facilities in Suzhou, China, will be consolidated into our two main manufacturing plants under MFC in Suzhou. In addition, we expect to close our facility located in Cambridge, United Kingdom and realign headcount at other locations. In connection with these restructuring actions, we anticipate annual cost savings of approximately $50.0 million, of which approximately 90 percent is expected to reduce cost of sales and approximately 10 percent is expected to lower operating expenses.

During the three months ended June 30, 2014, additional expenses were incurred as we continued to execute our plan of reducing square footage, reducing headcount and implementing other cost saving activities. These additional costs impacted our cost of sales and impairment and restructuring in our Condensed Consolidated Statements of Comprehensive Income. In addition, the activity of relocating production lines caused disruptions in manufacturing flows which lowered efficiencies and depressed margins. By the end of our third quarter of fiscal 2014, the restructuring activities were substantially complete.

Net Sales. Net sales decreased to $130.8 million for the three months ended June 30, 2014, from $136.1 million for the three months ended June 30, 2013. The decrease of $5.3 million, or 3.9%, was primarily due to decreased net sales into our smartphones and consumer electronics sectors, partially offset by increased sales into our tablets sector, as further quantified below. Net sales to our largest customer decreased $23.4 million to $56.7 million for the three months ended June 30, 2014, primarily the result of lower production volumes of certain products and lower share of business in certain programs.

Net sales to our newer customers increased $43.1 million, or 214.4%, to $63.2 million for the three months ended June 30, 2014, from $20.1 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, one of our newer customers accounted for approximately 23% of our total net sales.

Net sales into our smartphones sector decreased to $84.9 million for the three months ended June 30, 2014, from $105.5 million for the three months ended June 30, 2013. The decrease of $20.6 million, or 19.5%, was primarily due to decreased sales volumes to a major customer in this sector of approximately $30.8 million to near zero as a result of its significant reduction in market share, coupled with a decrease to our largest customer of approximately $18.0 million, partially offset by increased sales volumes to a few of our newer customers in this sector of approximately $24.3 million. For the three months ended June 30, 2014 and 2013, our smartphones sector accounted for approximately 65% and 78% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $8.5 million for the three months ended June 30, 2014, from $10.9 million for the three months ended June 30, 2013. The decrease of $2.4 million was primarily due to decreased sales volumes to our largest customer in this sector of approximately $3.7 million, partially offset by increased sales volumes to one of our newer customers of approximately $1.0 million. Net sales into our consumer electronics sector accounted for approximately 6% and 8% of total net sales for the three months ended June 30, 2014 and 2013, respectively.

Net sales into our tablets sector increased to $22.0 million for the three months ended June 30, 2014, from $17.1 million for the three months ended June 30, 2013. The increase of $4.9 million in net sales into the tablets sector was due primarily to increased sales volumes to a newer customer in this sector of approximately $7.6 million, partially offset by decreased sales volumes to our largest customer of approximately $1.7 million. For the three months ended June 30, 2014 and 2013, our tablets sector accounted for approximately 17% and 13% of total net sales, respectively.

Gross Margin. Cost of sales as a percentage of net sales increased to 105.5% for the three months ended June 30, 2014 versus 103.1% for the three months ended June 30, 2013. The increase in cost of sales as a percentage of net sales was attributable to additional costs associated with restructuring efforts to consolidate production lines into fewer facilities and lower overhead absorption due to excess production capacity. These additional costs included labor, supplies and parts necessary to start up relocated lines and lower direct labor efficiencies for production during the period in which lines were being moved. Gross loss was $7.2 million for the three months ended June 30, 2014 as compared to gross loss of $4.2 million for the three months ended June 30, 2013. As a percentage of net sales, gross margin decreased to (5.5%) for the three months ended June 30, 2014 from (3.1%) for the three months ended June 30, 2013.

Research and Development. Research and development expense decreased by $0.3 million to $1.7 million for the three months ended June 30, 2014, from $2.0 million for the three months ended June 30, 2013. The decrease is primarily related to continued reduced variable spending. As a percentage of net sales, research and development expense decreased to 1.3% from 1.5% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $1.2 million to $4.5 million for the three months ended June 30, 2014, from $5.7 million in the comparable period of the prior year. The decrease is primarily the result of reduced commissions resulting from reduced net sales as well as reduced variable spending. As a percentage of net sales, sales and marketing expense decreased to 3.5% from 4.2% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $1.6 million to $4.2 million for the three months ended June 30, 2014, from $2.6 million in the comparable period of the prior year. During our third quarter of fiscal 2013, we had a gain of $1.5 million related to the disposal of certain fixed assets, which reduced our general and administrative expenses for that period. As a percentage of net sales, general and administrative expense increased to 3.2% from 1.9% in the comparable period of the prior year.

Stock-based compensation expense resulting from change in control. Stock-based compensation expense resulting from change in control was $0 and $9.6 million for the three months ended June 30, 2014 and 2013, respectively. This expense is related to the accelerated vesting of outstanding serviced-based restricted stock units (“RSUs”) and stock appreciation rights, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013 as part of our change in control that was deemed to have occurred in connection with United Engineers Limited’s acquisition of WBL Corporation Limited as of such date.

Impairment and Restructuring. During the three months ended June 30, 2014, we recorded impairment and restructuring of $8.4 million, which consisted of $6.9 million of asset impairments relating to our held-for-sale properties and equipment in Chengdu and Suzhou, China, $1.0 million of one-time termination benefits charges and $0.5 million of other restructuring-related costs. During the three months ended June 30, 2013, we recorded a goodwill impairment charge of $7.5 million.

Other Income (Expense), Net. Other income, net increased to $0.7 million for the three months ended June 30, 2014, from other income, net of $0.1 million for the three months ended June 30, 2013. This increase was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended June 30, 2014 and 2013 was (14.4)% and (0.2)%, respectively. The change in our effective tax rate was primarily due to additional tax provision recorded for certain uncertain tax positions, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Comparison of the Nine Months Ended June 30, 2014 and 2013

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended June 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	103.8	99.2
Gross (loss) profit	(3.8)	0.8
Operating expenses
Research and development	1.0	1.0
Sales and marketing	3.2	2.8
General and administrative	2.4	2.1
Stock-based compensation resulting from change in control	-	1.6
Impairment and restructuring	7.2	1.3
Total operating expenses	13.8	8.8
Operating loss	(17.6)	(8.0)
Other income and expense:
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other (expense) income, net	0.2	-
Loss before taxes	(17.4)	(8.0)
(Provision for) benefit from income taxes	(2.3)	-
Net loss	(19.7)%	(8.0)%

Net Sales. Net sales decreased to $460.3 million for the nine months ended June 30, 2014, from $599.4 million for the nine months ended June 30, 2013. The decrease of $139.1 million, or 23.2%, was primarily due to decreased net sales into our smartphones, tablets and consumer electronics sectors, as further quantified below. Net sales to our largest customer decreased $199.4 million to $257.0 million for the nine months ended June 30, 2014 as a result of lower production volumes and lower share of business in certain programs. Net sales to this customer accounted for approximately 56% of our total net sales. Net sales to our newer customers increased to $164.5 million for the nine months ended June 30, 2014, from $58.4 million for the nine months ended June 30, 2013.

Net sales into our smartphones sector decreased to $328.4 million for the nine months ended June 30, 2014, from $415.8 million for the nine months ended June 30, 2013. The decrease of $87.4 million, or 21.0%, was primarily due to decreased sales volumes to one major customer in this sector of approximately $71.0 million to near zero as a result of its significant reduction in market share and a decrease to our largest customer in this sector of approximately $126.0 million, partially offset by increased sales volumes to another major customer of approximately $19.1 million and to two of our newer customers of approximately $83.2 million. For the nine months ended June 30, 2014 and 2013, our smartphones sector accounted for approximately 71% and 69% of total net sales, respectively.

Net sales into our tablets sector decreased to $71.0 million for the nine months ended June 30, 2014, from $136.8 million for the nine months ended June 30, 2013. The decrease of $65.8 million in net sales into our tablets sector was due primarily to decreased sales volumes to our largest customer in this sector of approximately $57.0 million, coupled with decreased sales volumes to a newer customer in this sector of $16.7 million as a result of certain programs reaching their conclusion during our second fiscal quarter of 2014. These decreases were partially offset by increased sales volumes to one of our newer customers of approximately $8.8 million as a result of new program ramps. For the nine months ended June 30, 2014 and 2013, the tablets sector accounted for approximately 15% and 23% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $34.0 million for the nine months ended June 30, 2014, from $40.3 million for the nine months ended June 30, 2013. The decrease in net sales into our consumer electronics sector of $6.3 million was primarily due to decreased sales volumes to our largest customer of approximately $16.4 million, partially offset by an increase in sales volumes for one of our newer customers of approximately $10.3 million. Shipments into our consumer electronics sector accounted for approximately 7% and 7% of total net sales for the nine months ended June 30, 2014 and 2013, respectively.

Gross Margin. Cost of sales as a percentage of net sales increased to 103.8% for the nine months ended June 30, 2014 from 99.2% for the nine months ended June 30, 2013. The increase in cost of sales was primarily attributable to lower overhead absorption due to reduced production levels. Gross loss was $17.7 million for the nine months ended June 30, 2014, versus gross profit of $4.9 million for the nine months ended June 30, 2013. As a percentage of net sales, gross margin decreased to (3.8)% for the nine months ended June 30, 2014 from 0.8% for the nine months ended June 30, 2013.

Research and Development. Research and development expense decreased by $1.1 million to $4.7 million for the nine months ended June 30, 2014, from $5.8 million for the nine months ended June 30, 2013. The decrease of 19.0% was primarily due to continued reduced variable spending. As a percentage of net sales, research and development expense remained consistent at 1.0% for the nine months ended June 30, 2014 and 2013.

Sales and Marketing. Sales and marketing expense decreased by $2.1 million to $14.8 million for the nine months ended June 30, 2014, from $16.9 million in the comparable period of the prior year, which is a decrease of 12.4%. The decrease is primarily the result of lower negotiated commission rates and lower net sales volumes in the comparable periods. As a percentage of net sales, sales and marketing expense increased to 3.2% from 2.8% in the comparable period of the prior year.

General and Administrative. General and administrative expense decreased by $1.5 million to $11.1 million for the nine months ended June 30, 2014 from $12.6 million in the comparable period of the prior year, which is a decrease of 11.9%. This decrease was primarily due to our continued efforts to reduce variable spending, partially offset by a $1.6 million gain on disposal of equipment recorded during the nine months ended June 30, 2013. As a percentage of net sales, general and administrative expense increased to 2.4% from 2.1% in the comparable period of the prior year.

Stock-based compensation expense resulting from change in control. Stock-based compensation expense resulting from change in control was $0 and $9.6 million for the nine months ended June 30, 2014 and 2013, respectively. This expense is related to the accelerated vesting of outstanding serviced-based RSUs and stock appreciation rights, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013 as part of our change in control that was deemed to have occurred in connection with United Engineers Limited’s acquisition of WBL Corporation Limited as of such date.

Impairment and Restructuring. During the nine months ended June 30, 2014, we recorded impairment and restructuring charges of $33.2 million, primarily to consolidate our manufacturing operations and to improve our cost structure. The $33.2 million consisted of $18.4 million of asset impairments relating to our held-for-sale properties and equipment in Chengdu and Suzhou, China, $9.6 million of one-time termination benefits and $5.1 million of other restructuring-related costs. During the nine months ended June 30, 2013, we recorded a goodwill impairment charge of $7.5 million.

Other Income (Expense), Net. Other income, net increased to $1.1 million for the nine months ended June 30, 2014, from $0.2 million for the nine months ended June 30, 2013. This increase was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for nine months ended June 30, 2014 and 2013 was (13.0)% and 0.5%, respectively. The change in our effective tax rate was primarily due to additional tax provision recorded for certain uncertain tax positions, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our fourth quarter of fiscal 2014, we expect net sales to range between $150 and $180 million.

Gross Margin. For our fourth quarter of fiscal 2014, we expect gross margin to be between 4% and 7%.

Operating Expenses. We expect normal operating expenses to be approximately $10 million or less during our fourth quarter of fiscal 2014.

Impairment and Restructuring. We expect our charges in connection with our restructuring plan incurred in our fourth quarter of fiscal 2014 to be minimal. Total charges in connection with the restructuring, including additional tax expenses related to the restructuring, are expected to be at or just below the low end of the range of $40 million to $60 million previously disclosed. As a result of the aforementioned cost savings, we expect to be profitable for the second half of the 2014 calendar year and to realize the majority of the anticipated $50 million of cost savings starting in our fiscal fourth quarter of 2014.

Income Taxes. We expect the effective tax rate (excluding restructuring), on average, to be in the mid to high teens for the coming year.

Capital Expenditures. For our fourth quarter of fiscal 2014, we anticipate capital expenditures to be between $5  and $8  million.

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

Changes in the principal components of operating cash flows during the nine months ended June 30, 2014 were as follows:

—

Our net accounts receivable balance decreased to $94.4 million as of June 30, 2014 from $132.2 million as of September 30, 2013, which is a decrease of 28.6%, due to lower sales. Days sales outstanding on a quarterly basis increased to 65 days at June 30, 2014 from 63 days at September 30, 2013. Our inventory balance decreased to $43.4 million as of June 30, 2014 from $86.9 million as of September 30, 2013, which is a decrease of 50.1%. Days in inventory on a quarterly basis decreased to 28 days at June 30, 2014 from 40 days at September 30, 2013. Our accounts payable balance decreased to $99.6 million as of June 30, 2014 from $166.5 million as of September 30, 2013, which is a decrease of 40.2%, due to the expected lower production volume in our fourth quarter of fiscal 2014 versus our first quarter of fiscal 2014. Days payable on a quarterly basis decreased to 65 days at June 30, 2014 from 77 days at September 30, 2013.

—

Depreciation and amortization expense was $39.3 million for the nine month ended June 30, 2014, versus $44.0 million for the comparable period of the prior year, primarily due to decreased capital expenditures and disposals of certain property, plant and equipment during fiscal 2014. .

Our principal investing and financing activities during the nine months ended June 30, 2014 were as follows:

—

Net cash used in investing activities was $7.0 million for the nine months ended June 30, 2014 and consisted of cash purchases of capital equipment and other assets of $14.0 million and cash restricted due to customs deposit requirement of $0.5 million, partially offset by proceeds of $3.4 million from sale of equipment and assets held for sale and a receipt of a $4.2 million cash grant from the local government in Chengdu, China, related to our capital investment in our Chengdu facility in calendar year 2011 and 2013.

—

Net cash provided by financing activities was $20.8 million for the nine months ended June 30, 2014 and consisted primarily of borrowings under our line of credit agreement with Agricultural Bank of China of $20.0 million and proceeds from exercise of stock options of $0.8 million. Our borrowings outstanding against credit facilities were $20.0 million and zero at June 30, 2014 and September 30, 2013, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2014, $20.0 million was outstanding under our loan agreement with Agricultural Bank of China, and no amounts were outstanding under our agreement with China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $394.9 million, or 86%, of total shipments to these foreign manufacturers during the nine months ended June 30, 2014 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.14 RMB per U.S. dollar for the nine months ended June 30, 2014. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no long-term debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements and future cash restructuring charges, through at least the next twelve months. If there is a need for additional cash to fund our operations, we will continue to access our global credit lines, of which $61.3 million was available as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last three fiscal years, as well incurred net losses in the last fiscal year and each of our six most recently completed fiscal quarters, and we may continue to incur net losses in future periods.

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

In addition, in fiscal year 2013, we incurred a net loss of $65.5 million on a full year basis, and incurred a net loss of $9.3 million in the first fiscal quarter of 2014, $52.4 million in the second fiscal quarter of 2014 and $28.8 million in the third fiscal quarter of 2014 on the basis of U.S. generally accepted accounting principles. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we are undergoing strategic restructuring efforts, we cannot be certain when, or if, our operations will return to profitability or, if we do return to profitability whether it can be sustained.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the nine months ended June 30, 2014 and 2013, approximately 71% and 69%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 15% and 23%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7% and 7%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc.. During the third fiscal quarter of 2014, we had only two customers each represent ten percent or more of our net sales. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2013, 2012 and 2011, approximately 75%, 74% and 44%, respectively, of our net sales were to the same one customer, and in the three and nine months ended June 30, 2014, approximately 43% and 56%, respectively, of our sales were to this customer. Furthermore, in the fiscal years ended September 30, 2013, 2012 and 2011, approximately 86%, 90% and 86% of our net sales were to the same two customers, and approximately 90%, 94% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the loss of market share with the customer, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we have recently experienced a decline in sales to certain of our major customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

The flexible printed circuit fabrication process requires a stable utility source. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity, gas and steam in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased a few generators and could lease additional generatiors, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power or steam interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities. Any such insufficient access to electricity, gas, steam or other utility could affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

United Engineers Limited is deemed to have an indirect beneficial ownership in approximately 61% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s stock acquisition of WBL in 2013) (collectively the “UE Group”) is deemed to indirectly beneficially own approximately 61% of our outstanding common stock. As a result, the UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of the UE Group could change, and such change could affect the strategic direction of the UE Group and the way the UE Group influences our corporate actions. For example, so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year. Furthermore, the strategic direction of the UE Group may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company to cover such sales.

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

Our credit agreements contain customary covenants. There can be no assurance that we will be able to comply with any borrowing conditions or other covenants in our current or future credit agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the agreements and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under that, or other, credit agreements, which would require us to pay all amounts outstanding. Due to our cash and cash equivalent position and the fact that we have no long-term borrowings currently outstanding under our lines, we do not currently anticipate that our failure to comply with any of the covenants under our credit lines would have a significant impact on our ability to meet our financial obligations in the near term. Termination of one of our credit lines because of a failure to comply with such covenants, however, would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2013 (the Dodd-Frank Act) required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. These rules may affect sourcing at competitive prices and availability of sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to do so.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve-month period from July 1, 2013 to June 30, 2014, our common stock price closed between $9.76 and $17.24 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.2 million shares of common stock outstanding as of June 30, 2014, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

On August 6, 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement (the “Agreement”) with certain financial institutions, as lenders, and Bank of America, N.A., as agent (in such capacity as “Agent”), providing for a senior revolving credit facility (the “Facility”) in an amount up to $30,000,000 (the “Revolver Commitment”).

Availability under the Facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party.

Amounts outstanding under the Facility will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin ranging from 225 to 275 basis points, or (2) a defined base rate (which may be Agent’s prime rate), plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis.

The Facility has a three-year term, subject to earlier termination by borrower in its discretion, upon 90 days’ notice to Agent, or by Agent upon the occurrence of an event of default.

As security for the obligations under the Facility, (1) the Company has granted Agent a security interest in certain of the Company’s assets (which excludes, among other things, its equipment, real property, and intellectual property) and pledged 66% of its voting stock in MFCI, (2) MFLEX Cayman has pledged its voting stock in MFLEX Singapore to secure non-U.S. obligations, and (3) MFLEX Singapore has granted Agent a security interest in substantially all of its assets (which excludes, among other things, its equipment, real property and intellectual property) to secure non-U.S. obligations. The Company also guaranteed all of MFLEX Singapore’s obligations under the Agreement.

The Agreement imposes customary affirmative, negative and financial covenants on the Company, MFLEX Singapore and their subsidiaries. The negative covenants impose limitations on, among other things, the Company’s ability to make distributions on its capital stock or repurchase equity interests unless certain requirements are met, with limited exceptions.  In periods where (i) a default or event of default is continuing or the aggregate availability under the Agreement is less than a specified amount and (ii) either (a) any revolving loans are outstanding or (b) the outstanding letters of credit exceed $3,000, a financial covenant requires the borrower to maintain a fixed charge coverage ratio of 1.0 to 1.0 for each period of 12 fiscal months.

The Agreement also contains customary events of default. An event of default is also triggered if the Singapore Minister of Finance declares MFLEX Singapore to be a “declared company” under the Singapore Companies Act. A “declared company” is one over which the Minister of Finance may exercise certain powers to investigate such company to protect the public, shareholders or creditors. Upon the occurrence and continuance of an event of default, the Agent may, without notice or demand, declare all obligations under the Facility immediately due and payable, terminate or reduce the Revolver Commitment, adjust the borrowing base or proceed against the collateral, among other rights and remedies.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full Agreement, a copy of which will be filed with the Company’s Annual Report on Form 10-K for the period ending September 30, 2014.

On August 4, 2014, the Board of Directors of the Company approved to change the Company’s fiscal year end from September 30 to December 31. The Company intends to file an Annual Report on Form 10-K for the period ending September 30, 2014 and a transitional report on Form 10-K for the three-month period ending December 31, 2014.

Item 6.	Exhibits

The exhibit list required by this Item 6 is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: August 8, 2014	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004
3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009
4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004
4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2013
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

			DEF14	000-50812	1/23/2014
10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan		10-Q	000-50812	5/5/2014
10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan		10-Q	000-50812	5/5/2014
31.1	Section 302 Certification by the Company’s principal executive officer.	X
31.2	Section 302 Certification by the Company’s principal financial officer.	X
32.1	Section 906 Certification by the Company’s principal executive officer and principal financial officer.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.