Form 10-K
period 2014-09-30
MULTI FINELINE ELECTRONIX INC
filed 2014-11-14
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on March 31, 2014) was $114,486,630. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2014 was 24,230,281.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders.

Multi-Fineline Electronix, Inc.

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our products or customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “should,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I

Item 1.	Business

Overview

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Irvine, California; Suzhou, China; Korea; Taiwan; and Singapore, we offer a global service and support base for the sale, design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We currently target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, we seek to provide a higher level of product within their supply chain structure. This approach may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We are party to several contracts with our customers. These contracts generally provide that we will manufacture products for the customers against purchase orders delivered by the customers or their subcontractors. The contracts provide for no minimum purchase obligations, but do generally contain terms regarding timing of payment, product delivery, product quality controls, confidentiality, ownership of intellectual property and indemnification. Additional terms may also be included in specific purchase orders. Some of these contracts also contain provisions that require us to pay substantial damages if we fail to perform our obligations under the contracts.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. In addition, the price on a particular program typically decreases as the program matures. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability. In the mobility market, the first few months of production are the most critical in terms of growth and profitability opportunities.

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

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Annual Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: three located in the People’s Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”), formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1” which we are in the process of de-registering) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”); except where it is made clear that the term means only the parent company.

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

Historically, electronics manufacturers have relied upon rigid printed circuit boards (“PCBs”) to provide the electrical interconnections between the components in electronics devices. A PCB consists of an array of copper wires sandwiched between layers of fiberglass that then has multiple microprocessors, transistors and other components attached to its surface. Much like PCBs, a flexible printed circuit assembly (“FPCA”) is a similarly-produced array of copper wires with the same types of components mounted to its surface. However, FPCAs contain thinner, more flexible and lighter, polymer-based materials in place of the bulkier fiberglass, epoxy-based material in a PCB.

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

—

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

—

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

—

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

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced flexible printed circuit and component assembly solutions to the electronics industry. We believe the competitive strengths that differentiate us from other contract manufacturers that might compete with us include:

—

Our Seamless End-to-End Solution for Flexible Printed Circuit Applications. We provide a seamless, efficient and integrated end-to-end FPC and FPCA solution for our customers. This full-service, “under one roof,” offer includes design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider early in the product development lifecycle for their flexible printed circuit requirements, our customers can benefit from a robust, customized product design and development process. This, in turn, frequently leads to production cost savings and quicker time to volume in the market. We possess the expertise and capabilities to provide a seamless, integrated, end-to-end mass production solution that provides our customers with the ability to leverage our facilities to meet their global requirements.

—

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

—

Our Manufacturing Capabilities. Our China manufacturing facilities are organized to ramp production of new products from prototype stage to high volume in a cost-efficient manner. Our ongoing efforts to enhance our manufacturing facilities with technologically-advanced, automated manufacturing and handling machinery allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to the market and lower the overall costs of our products. While we believe our China manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including, among others, those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

—

Our Management Experience and Expertise. Our management team has been with us for many years. During that time, our executive management has made a number of critical, strategic decisions to manage our business, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in our China operations to serve the needs of multinational OEMs and EMS providers; and restructuring our operations to align our capacity with customer demand in order to maximize profitability.

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

—

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing.

—

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

—

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

—

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

—

Increase Manufacturing Capabilities. We continue to invest in advanced manufacturing, automation and engineering capabilities in China. By continuing to expand these capabilities, we can offer our customers technologically advanced manufacturing process for complex FPC fabrication in mass production volumes.

—

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies and enhancing our research and development centers to be able to innovate and offer differentiated solutions to our customers. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

Products

Our design and application engineering expertise enables us to offer flexible printed circuit and value-added component assembly and module assembly solutions for a wide range of electronic applications. We offer products in a broad range of sectors, including smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables and other consumer electronic devices.

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

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables and other consumer electronic devices, and are primarily in what we refer to as the mobility market. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We sell our products by first working with OEMs in the design of their programs. Assuming we get a “design win,” the OEM then informs us of the percentage of the program it intends to buy from us (our “allocation”), and instructs the EMS providers to purchase products from us based on this allocation to be incorporated into the OEM’s program. We then “tool-up” (design or buy equipment, materials and components) for the program based on a forecast from the OEM, and build the product based the OEM’s forecast. Once the product is built, we typically ship it to hubs, where the EMS companies then pull the product when they need it to build for the OEM. Our relationships with EMS providers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders come from the EMS providers. Our obligation is typically to keep a certain amount of product, based on the OEM’s forecast, in the hub.

Although our product is built to the OEMs’ specifications and quality requirements, the EMS companies actually determine when to pull our product from the hubs, and also determine whether to pull our product, or the product of one of our competitors. If the EMS provider decides not to pull our product, which could happen for any number of reasons, including a change by the EMS provider in the quality criteria of the product, we could be left with excess or obsolete inventory in the hubs. Some examples of EMS providers we sell to include Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended September 30, 2014, approximately 83% of our net sales were to three customers in the aggregate. In addition, approximately 57%, 75% and 74% of our net sales were to Apple, Inc., inclusive of net sales made to its designated subcontractors, 1%, 11% and 15% of our net sales were to BlackBerry Limited, inclusive of net sales made to its designated subcontractors, and 17%, 3% and 4% of our net sales were to Beijing Xiaomi Technology Co., Ltd., inclusive of net sales made to its designated subcontractors, in each of the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Our results are highly dependent upon the success of our customers in the marketplace and our success in maintaining or growing our market share with them and new customers. Refer to Item 1A, “Risk Factors,” and in particular, the “Risks Related to Our Business” for more information about our reliance on our customers.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products from our customer base. Over recent years, we have experienced a strong September through December quarter, followed by reduced net sales in the first calendar quarter, as a result of partial seasonality of our major customers and the markets that we serve. This pattern may change depending upon market reception and sales volumes for any large OEM program, as at any given time, one OEM program can represent a significant part of our sales within a particular quarter. Our major customers provide consumer-related products that historically have experienced their highest sales activity during the calendar year-end holiday season. As a result, we typically experience a decline in our second fiscal quarter sales as the holiday period ends. Our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Our facilities enable us to manufacture products for shipment anywhere in the world. Information regarding shipments by geographic area is summarized below:

	Fiscal Years Ended September 30,
	2014	2013	2012
United States	10%	2%	4%
China	56%	74%	56%
Hong Kong	22%	17%	29%
Japan	7%	1%	0%
Other	5%	6%	11%
Total	100%	100%	100%

Sales and Marketing

We sell our products primarily through our global sales and program management organizations who meet regularly with our customers and potential customers. The program management organizations provide electronic packaging solutions related to our products and enabling technologies that create customer differentiation and market advantage. Our market and product teams have successfully expanded our market penetration in each sector of the electronics industry that we targeted by leveraging our design and application engineers within each of these teams. We then design and manufacture our products to agreed-upon customer specifications.

Throughout fiscal 2014, we engaged the services of non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. We rely on these sales representatives to create, build and maintain our customer relationships.

As of September 30, 2014, our backlog, which constitutes customer orders placed with us but that have not yet shipped, was $483.0 million. We expect to ship this backlog within the next 12 months. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results. As of September 30, 2013, our backlog was $161.7 million.

Technology

We are a global provider of single, double-sided, multi-layer and air-gapped flexible and rigid-flex printed circuit and component assemblies. We use proprietary processes and chemical recipes, which coupled with our innovative application engineering, design expertise and manufacturing experience, enables us to deliver high-unit volumes of complex flexible printed circuits and component assemblies at cost-effective yields.

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

We, or our customers, may not be able to obtain the components or flex materials that are required for our customers’ programs, which in turn could forestall, delay, or halt our production or our customers’ programs. We expect that delays may occur in future periods for a variety of reasons, including, but not limited to, natural disasters and the effect of conflict minerals regulations and customer requirements. Furthermore, the supply of certain precious metals required for our products is limited, and our suppliers could lose their export or import licenses on materials we require, any of which could limit or halt our ability to manufacture our products. We may not be successful in managing any shortage of raw materials or components that we may experience in the future, which could adversely affect our relationships with our customers and result in a decrease in our net sales. Component shortages could also increase our cost of goods sold because we may be required to pay higher prices for components in short supply. In addition, suppliers could go out of business, discontinue the supply of key materials, or consider us too small of a customer to sell to directly, and could require us to buy through distributors, increasing the cost of such components to us. There are certain chemical materials used in our processes that are under review by regulatory authorities of various countries for their use in the fabrication processes for FPCs or FPCAs. If such materials are banned, or if we are prohibited from importing such materials into the countries in which we operate, we will be forced to find alternatives, which may or may not exist, or may not be acceptable for use by our customers.

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

Employees

As of September 30, 2014, we employed approximately 5,930 full-time employees, of which approximately 40 were in the United States, approximately 5,855 were in China and approximately 35 were in other locations. We also employed approximately 5,640 contract employees in China although not all of these contract employees work a full-time work schedule.

We do not have employment agreements with any of our executive officers; however, we have entered into employment agreements with all of our employees in China. In general, these employment agreements provide for a three-year term and can be renewed for a one, two or three-year term. Starting in 2008, the employment agreements for employees in China are non-terminable by us once they are renewed for the third time. In addition, we have entered into employment agreements for a non-specified term with all of our employees in Korea.

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

We believe we are operating our facilities in material compliance with existing environmental laws and regulations.  However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies, or significant penalties could require substantial expenditures by us, cause us to lose manufacturing capacity (which could cause us to be unable to meet our customers’ demand), or could otherwise harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures through the end of fiscal year 2015.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of October 31, 2014:

Name	Age	Position(s)
Reza Meshgin	51	President and Chief Executive Officer
Thomas Liguori	56	Executive Vice President and Chief Financial Officer
Thomas Lee	55	Executive Vice President of Business Development
Christine Besnard	44	Executive Vice President, General Counsel and Secretary
Lance Jin	49	Executive Vice President and Managing Director of China Operations

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, and Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin holds the following positions at our wholly owned subsidiaries: (a) Chairman of the board of directors for MFCI, MFLEX Singapore, and MFM, (b) director for MFLEX, MNE, MFC and MFLEX Chengdu, (c) chief executive officer and president at MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MKR, MFE and MFM, (d) executive chairman at MFE and (e) representative director for MKR.

Thomas Liguori joined us as Chief Financial Officer and Executive Vice President in February 2008. Prior to joining us, Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded provider of designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company, serving as the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne. Mr. Liguori holds a Bachelor’s in Business Administration, Summa Cum Laude, from Boston University and completed a Master’s in Business Administration in Finance, Summa Cum Laude, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori holds the following positions at our wholly owned subsidiaries: (a) director for MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM, MKR, MNE and MFE, (b) chief financial officer at MFCI, MFLEX Singapore, MFM, MKR and MFE, (c) executive vice president of MFE and (d) legal representative for MFLEX Singapore in China for our two Chinese subsidiaries.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Mr. Lee served as our Executive Vice President of Global Operations from May 2002 until March 2011, and as our Executive Vice President of Operations—Program Management from March 2011 until November 2012, when he transitioned to the position of Executive Vice President of Operations. In June 2014, Mr. Lee transitioned to the role of Executive Vice President, Business Development. Prior to joining us, Mr. Lee served as a Mechanical Engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in Mechanical Engineering from the Rangoon Institute of Technology in Burma. Mr. Lee also holds the following positions at our wholly owned subsidiaries: (a) executive vice president at MFLEX Singapore and (b) executive vice president at MKR and MFE.

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

Lance Jin joined us in May 1995 and since that time has held a variety of positions, including director of business development, telecommunications division manager, program manager and application engineer. In October 2008, Mr. Jin was appointed as our Vice President and Managing Director, Operations, was appointed Executive Vice President and Managing Director of MFLEX China in March 2011 and transitioned to Executive Vice President of Business Development in October 2012. In June 2014, Mr. Jin transitioned to the role of Executive Vice President and Managing Director of China Operations.  Prior to joining MFLEX, Mr. Jin was responsible for business development at the China National Import/Export Corporation. Mr. Jin holds a bachelor’s degree in optical engineering from ZheJiang University in China and a Master’s of Science in Optics and Fine Mechanics from the China Academy of Science. Mr. Jin has also received a Master’s Degree in Business Administration from National University in San Diego. Mr. Jin also holds the following positions at our wholly owned subsidiaries: (a) executive vice president of MSG and MFE, (b) legal representative and general manager for MFC and MFLEX Chengdu and (c) Chairman of the board of directors for MFC and MFLEX Chengdu.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last four fiscal years, as well incurred net losses in the last two fiscal years, and we may continue to incur net losses in future periods.

From fiscal year 2011 to fiscal year 2014, we experienced a decline in revenue from $831.6 million in 2011, to $818.9 million in 2012, to $787.6 million in 2013, to $633.2 million in 2014, resulting from a decline in sales to certain of our key customers. We believe this resulted from decline of business from one of our key customers, which has been undergoing a business transition, as well as loss of market share from another key customer. Although we are undertaking efforts to diversify our customer base and increase our sales, including to new customers, there can be no assurance that we will be successful in offsetting these losses with sales to other customers.

In addition, in fiscal years 2013 and 2014, we incurred a net loss of $65.5 million and $84.5 million, respectively, on a full year basis. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we have undergone strategic restructuring efforts and returned to profitability in the fourth quarter of fiscal 2014, we cannot be certain that this return to profitability will be sustained, and our profitability may fluctuate from quarter to quarter based on a variety of factors, including capacity utilization, overhead absorption, yields and product mix.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the fiscal years ended September 30, 2014, 2013 and 2012, approximately 71%, 71% and 69%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 16%, 21% and 27%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7%, 7% and 2%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2014, 2013 and 2012, approximately 57%, 75% and 74%, respectively, of our net sales were to the same one customer. Furthermore, in the fiscal years ended September 30, 2014, 2013 and 2012, approximately 58%, 86% and 90% of our net sales were to the same two customers, and approximately 64%, 90% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we have recently experienced a decline in sales to certain of our key customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the perception of the quality of our products, the competitiveness of our pricing, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. In addition, whether products are pulled from our hub, or the hub of one of our competitors is not within our control, and the EMS companies who make such decisions may favor one of our competitors over us, particularly if such competitor is affiliated with the EMS company. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and we are experiencing increased difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and new regulations regarding the usage of contract workers, and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees works in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, new regulations regarding contract workers, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses, and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient utility sources in China.

The flexible printed circuit fabrication process requires a stable utility source. As our production capabilities increase in China and our business grows, our requirements for a stable source of electricity, gas and steam in China will grow substantially. We have periodically experienced and expect to continue to experience insufficient supplies of electrical power from time to time, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased a few generators and could lease additional generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power or steam interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities. Any such insufficient access to electricity, gas, steam or other utility could affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 90% of the total shipments made to foreign manufacturers during the fiscal year 2014. The remaining balance of our net sales is primarily denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

We recently restructured our business and rationalized our manufacturing operations, and we may not be able to sustain the cost reductions or other benefits we expect from such restructuring.

We recently completed a process of consolidating and reorganizing certain of our operations in an effort to realign our organization to more efficiently support customer demand while decreasing operating expenses. While we recognized certain cost savings and other benefits from these initiatives during our most recent quarter, the sustainability of these cost savings is subject to many risks and uncertainties, which include, but are not limited to:

—	The implementation of these measures may disrupt our manufacturing activities or otherwise adversely affect operations;
—	We may not be able to retain key personnel after the restructuring or could have other labor issues as a result of the restructuring;
—	Our customers may perceive that the restructuring is a breach of our agreements, explicit or implied, with them, which could cause us to lose business with them or for them to pursue legal remedies;
—	We may encounter issues with our information systems as our business needs change;
—	We may encounter issues related to transfer pricing, our corporate taxes or import/export due to the closing of facilities; and
—

We may be required to obtain additional permits or licenses for certain of our facilities in China in order to relocate portions of our operations, and there can be no assurance that we can obtain such permits/licenses on commercially reasonable terms or at all.

There can be no assurance that we will be successful in sustaining the recognized cost savings, and failure to do so could adversely impact our financial condition, results of operations, or cash flows, and may otherwise cause disruption to our business.

From time to time, we restructure our manufacturing capacity, and we may have difficulty managing these changes.

From time to time, we engage in a number of manufacturing expansion and contraction projects, based on the then-current and forecasted needs of our business. In addition, from time to time, we engage in international restructuring efforts in order to better align our business functions with our international operations and transition to other lower cost locations in continuation of our cost reduction efforts. These efforts can require significant investment by us, and have in the past and could continue to result in increased expenses, inefficiencies and reduced gross margins.

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

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s stock acquisition of WBL in 2013) (collectively the “UE Group”) is deemed to indirectly beneficially own approximately 61% of our outstanding common stock. As a result, the UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of the UE Group could change, and such change could affect the strategic direction of the UE Group and the way the UE Group influences our corporate actions. For example, although we have put in place several measures designed to limit the amount of influence the UE Group has over us (including a staggered board of directors, not allowing action by written consent of our stockholders and not allowing stockholders to call a special meeting), for so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year, and ultimately can change out our entire board in three years. Furthermore, the strategic direction of the UE Group may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company and declared effective by the SEC to cover such sales.

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

UEL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, when we submit a matter for the approval of our stockholders, UEL may be required to obtain the approval of its own respective stockholders for such action before UEL can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require UEL to obtain its stockholders’ approval may include certain amendments of our certificate of incorporation, an acquisition or a sale of our assets the value of which exceeds certain prescribed thresholds under the rules of the Singapore Exchange, and certain issuances of our capital stock.  In addition, we have been advised that UEL is currently in an “offer period” under the rules of the Singapore Exchange (relating to a potential offer by a third party for UEL’s and WBL’s outstanding shares) and during such offer period, UEL is prevented from doing anything that would constitute “frustration of the offer” without first obtaining (a) either the approval of its stockholders or the potential offeror and (b) the Singapore Securities Industry Council (the “SIC”). Any material acquisition by, or disposition of, one of its subsidiaries, including us, could be considered to frustrate the offer, and thus, approval by UEL’s stockholders/potential offeror and the SIC may first be required for UEL.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. These rules may affect sourcing at competitive prices and availability of sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the twelve-month period from October 1, 2013 through September 30, 2014, our common stock price closed between $9.35 and $16.02 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.2 million shares of common stock outstanding as of September 30, 2014, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our material properties at September 30, 2014:

Entity	Function	Location	Square Feet (Building)	Lease Expiration Dates
Multi-Fineline Electronix, Inc.	Executive offices, research and development	Irvine, California	Leased—20,171	April 2015
MFLEX UK Limited	Engineering and research and development	Cambridge, United Kingdom	Leased—8,075	April 2015
MFLEX Suzhou Co., Ltd.	Engineering, circuit fabrication and assembly	Nanhu Road, Suzhou, China	Owned—566,108	2053*
MFLEX Suzhou Co., Ltd.	Circuit fabrication	Tangdon Road, Suzhou, China	Owned—594,254	2058*
MFLEX Suzhou Co., Ltd. (held-for-sale**)	Circuit assembly	Puzhuang, China	Owned—127,036	2052*
MFLEX Chengdu Co., Ltd. (held-for-sale**)	Circuit assembly	Chengdu, China	Owned—322,132	2059*
Multi-Fineline Electronix Singapore Pte. Ltd.	Regional office	Singapore	Leased—12,000	December 2015
MFLEX Korea, Ltd.	Regional office	Seoul, Korea	Leased—2,915	June 2016

*

We have several parcels that have land use rights expiring in 2052 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

**

These manufacturing facilities ceased operations and met the held for sale criteria as of September 30, 2014. Refer to Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11 “Impairment and Restructuring” for details.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate potential foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

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

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First quarter	$16.32	$12.12	$23.10	$15.12
Second quarter	$15.30	$12.56	$22.88	$14.24
Third quarter	$13.18	$9.62	$16.22	$13.89
Fourth quarter	$11.47	$9.33	$17.43	$14.55

Issuer Purchases of Equity Securities

Not applicable.

Holders of Record

Stockholders of record on September 30, 2014 totaled approximately 17. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We currently expect to retain our earnings, if any, for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 30, 2009 in each of our common stock, the NASDAQ Index and the NASDAQ Electronic Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2014, 2013 and 2012 and selected consolidated balance sheet data as of September 30, 2013 and 2012 were derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of income data for the fiscal years ended September 30, 2011 and 2010 and selected consolidated balance sheet data as of September 30, 2012, 2011 and 2010 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except shares, per share data and ratios)
Consolidated Statements of Income Data:
Net sales	$633,153	$787,644	$818,932	$831,561	$791,339
Cost of sales	633,304	788,774	736,241	726,850	678,294
Gross (loss) profit	(151)	(1,130)	82,691	104,711	113,045
Operating expenses:
Research and development	5,941	7,776	7,615	10,485	14,455
Sales and marketing	19,015	22,720	24,457	25,189	24,086
General and administrative	15,421	17,118	19,839	18,788	21,625
Stock-based compensation expense resulting from change in control	—	9,582	—	—	—
Impairment and restructuring	33,939	7,537	(2,468)	4,186	11,376
Total operating expenses	74,316	64,733	49,443	58,648	71,542
Operating (loss) income	(74,467)	(65,863)	33,248	46,063	41,503
Other income (expense), net:
Interest income	1,025	727	1,352	875	535
Interest expense	(497)	(487)	(555)	(472)	(782)
Other income (expense), net	1,498	1,002	1,656	564	472
(Loss) income before income taxes	(72,441)	(64,621)	35,701	47,030	41,728
Provision for income taxes	(12,091)	(910)	(6,216)	(9,157)	(11,953)
Net (loss) income	$(84,532)	$(65,531)	$29,485	$37,873	$29,775
Net (loss) income per share:
Basic	$(3.50)	$(2.74)	$1.24	$1.58	$1.18
Diluted	$(3.50)	$(2.74)	$1.22	$1.56	$1.16
Shares used in computing net (loss) income per share:
Basic	24,122,843	23,897,651	23,782,540	24,027,179	25,203,445
Diluted	24,122,843	23,897,651	24,077,479	24,335,819	25,607,249
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,667	$105,150	$82,322	$97,890	$99,875
Working capital	$143,752	$142,555	$155,869	$159,065	$166,021
Total assets	$519,449	$610,214	$696,410	$625,745	$562,321
Current ratio	1.80	1.70	1.70	1.80	1.90
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$310,325	$392,191	$441,989	$416,083	$361,532

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple, Inc., and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added component assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. In addition, the price on a particular program typically decreases as the program matures. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes are not necessarily indicative of our performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability.

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity, and we merged these two subsidiaries into one in fiscal 2010. In addition, we formed another wholly owned subsidiary in Chengdu, China, and in fiscal 2011, completed construction on our third and fourth manufacturing facilities in China as part of a capacity expansion initiative. Our Chinese subsidiaries provide a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In 2014, following a full review of our manufacturing footprint and in an effort to realign our manufacturing capacity and costs with expected net sales, we initiated a plan to consolidate our production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, have been consolidated into our two main manufacturing plants under MFC in Suzhou. In addition, we are closing MFE located in Cambridge, United Kingdom, and we have reduced headcount at other locations. The Restructuring was substantially complete as of September 30, 2014.

Net Sales

We design and manufacture our products to customer specifications. Throughout fiscal 2014, we engaged the services of certain non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. The varieties of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes as well as delivery schedule changes imposed on us by our customers. All sales from our Irvine, California executive office, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

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

Impairment and Restructuring

Asset impairment is the difference between the fair market value, based on the estimated future cash flows of the underlying assets, and the carrying value, or net book value, of an asset group identified under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be impaired. Impairment occurs when the carrying value exceeds the fair market value of the underlying assets. Restructuring expense represents severance, relocation, and other costs and recoveries related to the closure or disposal of a business unit or location.

Interest Income

Interest income consisted primarily of interest income earned on cash and cash equivalents balances.

Interest Expense

Interest expense consisted of expense incurred on unused line fees on our revolving facilities, interest on short-term borrowings under our line of credit agreements and interest related to our deferred financing costs.

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

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance and warranty. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

Critical accounting policies for us include revenue recognition, inventories and income taxes. Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a complete list of our significant accounting policies.

—

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

—

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

—

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

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of net sales for the periods indicated.

	Fiscal Years Ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	100.0	100.1	89.9
Gross (loss) profit	—	(0.1)	10.1
Operating expenses:
Research and development	0.9	1.0	0.9
Sales and marketing	3.0	2.9	3.0
General and administrative	2.4	2.2	2.4
Stock-based compensation expense resulting from change in control	—	1.2	—
Impairment and restructuring	5.4	1.0	(0.3)
Total operating expenses	11.7	8.3	6.0
Operating (loss) income	(11.7)	(8.4)	4.1
Other income (expense), net:
Interest income	0.2	0.1	0.2
Interest expense	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.2	0.1	0.2
(Loss) income before income taxes	(11.4)	(8.3)	4.4
Provision for income taxes	(1.9)	(0.1)	(0.8)
Net (loss) income	(13.3)%	(8.4)%	3.6%

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Net Sales. Net sales decreased to $633.2 million in the fiscal year ended September 30, 2014, from $787.6 million in the fiscal year ended September 30, 2013. The decrease of $154.4 million, or 19.6%, was primarily due to decreased net sales into our smartphone, tablet and consumer electronics sector, as further quantified below.

Net sales into our smartphones sector decreased to $447.9 million in the fiscal year ended September 30, 2014, from $561.7 million in the fiscal year ended September 30, 2013. The decrease of $113.8 million, or 20.3%, was primarily due to sales decreases to two large customers of $310.2 million in fiscal 2014 versus fiscal 2013. We have been increasing sales to a group of newer customers to diversify our revenue base. Sales to these newer customers increased $142.6 million to $223.3 million in fiscal 2014 from $80.7 million in fiscal 2013 in this sector. For the fiscal years ended September 30, 2014 and 2013, our smartphones sector accounted for approximately 71% and 71% of total net sales, respectively.

Net sales into our tablets sector decreased to $102.5 million in the fiscal year ended September 30, 2014, from $163.9 million in the fiscal year ended September 30, 2013. The decrease of $61.4 million, or 37.5%, was primarily due to reduced sales one large customer. For the fiscal years ended September 30, 2014 and 2013, our tablets sector accounted for approximately 16% and 21% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $44.6 million in the fiscal year ended September 30, 2014, from $51.4 million in the fiscal year ended September 30, 2013. The decrease of $6.8 million, or 13.2%, was primarily due to lower sales volumes for one of our customer’s programs in this sector of approximately $16.5 million, partially offset by higher sales volumes for another customer’s new products in this sector of approximately $10.1 million. For the fiscal years ended September 30, 2014 and 2013, our consumer electronics sector accounted for approximately 7% and 7% of total net sales, respectively.

Cost of Sales and Gross Loss. Cost of sales as a percentage of net sales was relatively flat at 100.0% in the fiscal year ended September 30, 2014, versus 100.1% in the fiscal year ended September 30, 2013.

Research and Development. Research and development expense decreased by $1.9 million to $5.9 million in the fiscal year ended September 30, 2013, from $7.8 million in the fiscal year ended September 30, 2013. The decrease was primarily due to reduced variable spending coupled with reduced headcount. As a percentage of net sales, research and development expense decreased to 0.9% in the fiscal year ended September 30, 2014, from 1.0% in the fiscal year ended September 30, 2013.

Sales and Marketing. Sales and marketing expense decreased by $3.7 million to $19.0 million in the fiscal year ended September 30, 2014, from $22.7 million in the fiscal year ended September 30, 2013. The decrease was primarily due to reduced commissions resulting from reduced net sales as well as reduced variable spending. As a percentage of net sales, sales and marketing expense increased to 3.0% in the fiscal year ended September 30, 2014, from 2.9% in the fiscal year ended September 30, 2013.

General and Administrative. General and administrative expense decreased by $1.7 million to $15.4 million in the fiscal year ended September 30, 2014, from $17.1 million in the fiscal year ended September 30, 2013. The decrease was attributable primarily to our efforts to reduce discretionary spending. As a percentage of net sales, general and administrative expense increased to 2.4% for the fiscal year ended September 30, 2014, from 2.2% in the fiscal year ended September 30, 2013.

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

Impairment and Restructuring. During the fiscal year ended September 30, 2014, we recorded impairment and restructuring of $33.9 million, which consisted of $18.2 million of long-lived asset impairments relating to our held-for-sale properties and equipment in Chengdu and Suzhou, China, $9.7 million of one-time termination benefits charges and $6.0 million of other restructuring-related costs. During the fiscal year ended September 30, 2013, we recorded a goodwill impairment charge of $7.5 million. Refer to Note 11 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details.

Interest Income. Interest income increased to $1.0 million in the fiscal year ended September 30, 2014, from $0.7 million in the fiscal year ended September 30, 2013. The increase was primarily a result of increased interest rates on our cash held by foreign institutions.

Other Income (Expense), Net. Other income (expense), net increased to income of $1.5 million in the fiscal year ended September 30, 2014, from income of $1.0 million in the fiscal year ended September 30, 2013. The increase in income was primarily attributable to fluctuations from foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the fiscal years ended September 30, 2014 and 2013 was (16.7)% and (1.4)%, respectively. The change in our effective tax rate was primarily due to additional tax provision recorded for certain uncertain tax positions, as well as establishing a valuation allowance against deferred tax assets. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For the December quarter, we expect net sales to be between $180 and $210 million based on the anticipated product mix, net sales volume and production build plans.

Gross Margin. For the December quarter, we expect gross margin to be between 6% and 8% based on the anticipated product mix, net sales volume and production build plans.

Operating Expenses. We expect normal operating expenses to be between $9.5 and $11 million during the December quarter.

Income Taxes. We expect the effective tax rate (excluding restructuring), on average, to be in the mid to high teens for the coming year, and we estimate tax expense of $1 to $2 million for the December quarter.

Capital Expenditures. For the December quarter, we are anticipating capital expenditures to be between $5 and $8 million. We expect capital expenditures to be approximately $25 million in 2015.

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

Impairment and Restructuring. A goodwill impairment charge of $7.5 million was recorded during the fiscal year ended September 30, 2013. Refer to Note 11 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. Impairment and restructuring consisted of recoveries of $2.5 million for the fiscal year ended September 30, 2012, which was the result of a gain on sale of our former corporate headquarters building and our former property in Arizona. Our long-lived assets at our operating and production facilities are classified as held and used within MFLEX’s asset grouping and are evaluated for impairment using the held and used model.

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

We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $104,022, $152,302 and $217,255 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$4,273	$73,370	$68,283
Net cash used in investing activities	$(10,748)	$(44,569)	$(74,606)
Net cash used in financing activities	$(80)	$(4,908)	$(9,630)
Cash and cash equivalents at year end	$98,667	$105,150	$82,322
Days sales outstanding	75.6	68.0	69.4
Days inventory outstanding	49.4	48.3	51.8
Days payable outstanding	91.9	83.6	88.6
Net working capital days	33.1	32.7	32.6

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2014 were as follows:

—

Our net accounts receivable increased to $133.7 million as of September 30, 2014 from $132.2 million as of September 30, 2013, or 1.1%, primarily due to lower collections, partially offset by decreased sales in the fourth fiscal quarter of 2014 compared to the same period the previous year. Our inventory balance decreased to $76.0 million as of September 30, 2014 from $86.9 million as of September 30, 2013. The decrease was primarily the result of portfolio rationalization subsequent to reducing capacity in fiscal 2014 compared to the previous year. Our accounts payable balance decreased to $156.8 million as of September 30, 2014 from $166.5 million as of September 30, 2013, a decrease of 5.8%. The decrease in accounts payable was primarily the result of reduced inventory purchases.

—

We incurred long-lived asset impairments of $18.2 million for the fiscal year ended September 30, 2014, versus $7.5 million of goodwill impairment in the prior year, an increase of $10.7 million. This was due to the restructuring activities in fiscal 2014.

—

Depreciation and amortization expense was $51.4 million for the fiscal year ended September 30, 2014, versus $58.2 million in the prior year, a decrease of $6.8 million. This was primarily due to a reduced fixed asset base in manufacturing operations in China.

Our principal investing and financing activities in our fiscal year ended September 30, 2014 were as follows:

—

Net cash used in investing activities was $10.7 million for the fiscal year ended September 30, 2014 and consisted of cash purchases of capital equipment and other assets of $18.5 million and cash restricted due to customs deposit requirement of $0.5 million, partially offset by proceeds of $4.2 million from sale of equipment and assets held for sale and a receipt of a $4.2 million cash grant from the local government in Chengdu, China, related to our capital investment in our Chengdu facility in calendar years 2011 and 2012.

—

Net cash used in financing activities was less than $0.1 million for the fiscal year ended September 30, 2014 and consisted primarily of $0.5 million of tax withholdings for net share settlements of equity awards to employees and $0.4 million of debt issuance costs related to our credit facility, partially offset by proceeds from exercise of stock options of $0.8 million. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2014 and September 30, 2013.

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2013 were as follows:

—

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

—

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

—

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

—

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

—

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

—

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

—

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

—

Net cash used in financing activities was $9.6 million for the fiscal year ended September 30, 2012 and consisted primarily of repurchases of common stock of $8.8 million and $1.1 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2012 and September 30, 2011.

Capital Commitments

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheets at September 30, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating leases	$622	$545	$77	$—	$—
Unconditional purchase obligations	9,525	9,525	—	—	—
Total contractual obligations	$10,147	$10,070	$77	$—	$—

As of September 30, 2014, we recorded $17.8 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

Recent Accounting Pronouncements

Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further details.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2014, no amounts were outstanding under our loan agreements with Bank of America, Bank of China Co., Ltd., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in the interest rate would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $571.6 million, or 90%, of total shipments to these foreign manufacturers during fiscal 2014 were made in U.S. dollars with the majority of the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.14 RMB per U.S. dollar for fiscal 2014. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. The changes in fair value of the outstanding forward contracts are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. We recognized a gain of less than $0.1 million during the fiscal year ended September 30, 2014 related to these forward contracts. As of September 30, 2014, there were no outstanding foreign currency forward contracts.

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

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Irvine, California

November 13, 2014

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,
	2014	2013
ASSETS
Cash and cash equivalents	$98,667	$105,150
Accounts receivable, net of allowances of $3,983 and $4,281 at September 30, 2014 and 2013, respectively	133,748	132,247
Inventories	75,998	86,853
Deferred taxes	1,820	5,909
Income taxes receivable	3,396	2,535
Assets held for sale	12,219	—
Other current assets	5,757	8,821
Total current assets	331,605	341,515
Property, plant and equipment, net	175,888	244,056
Land use rights	3,091	7,703
Deferred taxes	8,270	11,685
Other assets	595	5,255
Total assets	$519,449	$610,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$156,793	$166,474
Accrued liabilities	30,040	31,459
Income taxes payable	1,020	1,027
Total current liabilities	187,853	198,960
Other long-term liabilities	21,271	19,063
Total liabilities	209,124	218,023
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2014 and 2013, respectively; 0 and 0 shares issued and outstanding at September 30, 2014 and 2013, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2014 and 2013, respectively; 24,230,281 and 24,082,802 shares issued and outstanding at September 30, 2014 and 2013, respectively	2	2
Additional paid-in capital	93,637	90,857
Retained earnings	168,124	252,656
Accumulated other comprehensive income	48,562	48,676
Total stockholders’ equity	310,325	392,191
Total liabilities and stockholders’ equity	$519,449	$610,214

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share and Share Data)

	Fiscal Years Ended September 30,
	2014	2013	2012
Net sales	$633,153	$787,644	$818,932
Cost of sales	633,304	788,774	736,241
Gross (loss) profit	(151)	(1,130)	82,691
Operating expenses:
Research and development	5,941	7,776	7,615
Sales and marketing	19,015	22,720	24,457
General and administrative	15,421	17,118	19,839
Stock-based compensation expense resulting from change in control	—	9,582	—
Impairment and restructuring	33,939	7,537	(2,468)
Total operating expenses	74,316	64,733	49,443
Operating (loss) income	(74,467)	(65,863)	33,248
Other income (expense), net:
Interest income	1,025	727	1,352
Interest expense	(497)	(487)	(555)
Other income (expense), net	1,498	1,002	1,656
(Loss) income before income taxes	(72,441)	(64,621)	35,701
Provision for income taxes	(12,091)	(910)	(6,216)
Net (loss) income	(84,532)	(65,531)	29,485
Other comprehensive income:
Foreign currency translation adjustment	(114)	7,723	1,151
Total comprehensive (loss) income	$(84,646)	$(57,808)	$30,636
Net (loss) income per share:
Basic	(3.50)	$(2.74)	$1.24
Diluted	(3.50)	$(2.74)	$1.22
Shares used in computing net (loss) income per share:
Basic	24,122,843	23,897,651	23,782,540
Diluted	24,122,843	23,897,651	24,077,479

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at September 30, 2011	24,049,780	$2	$87,577	$—	$288,702	$39,802	$416,083
Exercise of stock options	211,742	—	168	—	—	—	168
Stock-based compensation expense	—	—	4,900	—	—	—	4,900
Tax benefits from settlements of stock- based equity awards	—	—	177	—	—	—	177
Net income	—	—	—	—	29,485	—	29,485
Translation adjustment	—	—	—	—	—	1,151	1,151
Tax withholdings for net share settlement of equity awards	(60,401)	—	(1,131)	—	—	—	(1,131)
Repurchase of common stock	(438,400)	—	—	(8,844)	—	—	(8,844)
Retirement of treasury shares	—	—	(8,844)	8,844	—	—	—
Balance at September 30, 2012	23,762,721	$2	$82,847	$—	$318,187	$40,953	$441,989
Exercise of stock options	655,373	—	607	—	—	—	607
Stock-based compensation expense	—	—	13,612	—	—	—	13,612
Tax shortfall from settlements of stock- based equity awards	—	—	(665)	—	—	—	(665)
Net loss	—	—	—	—	(65,531)	—	(65,531)
Translation adjustment	—	—	—	—	—	7,723	7,723
Tax withholdings for net share settlement of equity awards	(215,316)	—	(3,454)	—	—	—	(3,454)
Repurchase of common stock	(119,976)	—	—	(2,090)	—	—	(2,090)
Retirement of treasury shares	—	—	(2,090)	2,090	—	—	—
Balance at September 30, 2013	24,082,802	$2	$90,857	$—	$252,656	$48,676	$392,191
Exercise of stock options	201,295	—	848	—	—	—	848
Stock-based compensation expense	—	—	3,147	—	—	—	3,147
Tax shortfall from settlements of stock-based equity awards	—	—	(672)	—	—	—	(672)
Net loss	—	—	—	—	(84,532)	—	(84,532)
Translation adjustment	—	—	—	—	—	(114)	(114)
Tax withholdings for net share settlement of equity awards	(53,816)	—	(543)	—	—	—	(543)
Balance at September 30, 2014	24,230,281	$2	$93,637	$—	$168,124	$48,562	$310,325

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities
Net (loss) income	$(84,532)	$(65,531)	$29,485
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,380	58,154	53,082
Deferred taxes	7,499	(2,523)	(2,290)
Stock-based compensation expense	3,147	13,612	4,900
Excess tax benefit related to stock option exercises	(57)	(29)	(177)
Asset impairments (recoveries)	18,241	7,537	(2,468)
Gain on disposal of property, plant and equipment	(1,571)	(1,702)	(516)
Changes in operating assets and liabilities:
Accounts receivable	(1,623)	33,478	(14,837)
Inventories	10,624	44,216	(37,462)
Other current assets	3,766	1,075	(4,527)
Other assets	5,103	767	(585)
Accounts payable	(6,972)	(9,459)	31,349
Accrued liabilities	(1,590)	(5,334)	8,046
Income taxes payable	(1,543)	(1,789)	1,236
Other liabilities	2,401	898	3,047
Net cash provided by operating activities	4,273	73,370	68,283
Cash flows from investing activities
Purchases of property and equipment	(18,529)	(47,333)	(86,077)
Proceeds from sale of equipment and assets held for sale	4,150	2,764	11,471
Change in restricted cash	(520)	—	—
Government grants received	4,151	—	—
Net cash used in investing activities	(10,748)	(44,569)	(74,606)
Cash flows from financing activities
Excess tax benefit related to stock option exercises	57	29	177
Tax withholdings for net share settlement of equity awards	(543)	(3,454)	(1,131)
Proceeds from exercise of stock options	848	607	168
Debt issuance costs	(442)	—	—
Repurchase of common stock	—	(2,090)	(8,844)
Net cash used in financing activities	(80)	(4,908)	(9,630)
Effect of exchange rate changes on cash	72	(1,065)	385
Net (decrease) increase in cash	(6,483)	22,828	(15,568)
Cash and cash equivalents at beginning of fiscal year	105,150	82,322	97,890
Cash and cash equivalents at end of fiscal year	$98,667	$105,150	$82,322
Non-cash investing activities
Purchases of property and equipment	$6,989	$8,950	$34,350
Supplemental disclosure
Cash paid for interest	$174	$533	$528
Cash paid for income taxes	$1,622	$4,664	$6,274

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% and 62% of the Company’s outstanding common stock as of September 30, 2014 and September 30, 2013, respectively. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd. (“MFC”), formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1” which we are in the process of de-registering) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2014 and 2013.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$19,118	$—	$—
	$19,118	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$—	$—
Forward contracts (other current assets)	—	179	—
Forward contracts (accrued liabilities)	—	(34)	—
	$14,141	$145	$—

As of September 30, 2014, assets held for sale were measured at fair value on a non-recurring basis. Based on the relevant FASB authoritative guidance, the carrying value of assets held for sale was written down to $12,219 after recording an impairment charge of $18,241 during the fiscal year ended September 30, 2014 (refer to Note 11). The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for assets held for sale. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2014:

	Fair Value Measurements of Assets on a Non-Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$12,219
	$—	$—	$12,219

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. The Company records write-downs for excess and obsolete inventory based on historical usage and expected future product demand.

Restricted Cash

As of September 30, 2014, the Company held $520 of cash restricted due to customs deposit requirements in China, which was segregated from cash and cash equivalents and included within other current assets. The restriction is expected to cease within twelve months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvement	20 - 39 years
Machinery and equipment	3 -10 years
Furniture and fixtures	3 - 5 years
Computers and capitalized software	3 - 5 years
Leasehold improvements	Shorter of 15 years or life of lease

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

Long-Lived Asset Impairment

The Company tests its long-lived assets for impairment whenever circumstances or events may affect the recoverability of long-lived assets. To determine if an impairment exists, the Company first determines whether there has been a change in the use or circumstance related to the assets and whether a held and used or held for sale impairment model should be used to evaluate the assets or asset group for impairment.

If the assets are classified as held and used, the Company utilizes the forecasted undiscounted cash flows related to the asset group and compares the result to the carrying value. If the forecasted undiscounted cash flows exceed the carrying value, there is no impairment. To develop the forecasted undiscounted cash flows, the Company utilizes a number of estimates and assumptions including the internally developed business assumptions used to compute the forecasted cash flows and related terminal cash flows. If the assets meet the criteria for held for sale classification, the Company determines the estimated fair value for the assets less the applicable disposal costs and compares this value to the carrying value of the long-lived assets. If this value exceeds the carrying value, there is no impairment. In determining these fair value estimates, the Company considers internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment both by the Company and outside experts engaged to assist in this process, if any. Refer to Note 11 for further details.

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

The Company reviews the recoverability of the carrying value of goodwill on an annual basis typically during its fourth fiscal quarter, or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. At June 30, 2013, the Company performed an interim goodwill impairment test on its single reporting unit. Upon completion of the impairment test, the Company determined that its goodwill was impaired and recorded a charge of $7,537 during the fiscal third quarter of 2013 to fully impair its goodwill, resulting in a balance of $0 as of September 30, 2013. Refer to Note 11 for further details.

Revenue Recognition

The Company’s revenues, which the Company refers to as net sales, net of accounts receivable allowance, refunds and credits, are generated primarily from the sale of flexible printed circuit boards and related component assemblies, which are sold to original equipment manufacturers and electronic manufacturing services providers to be included in other electronic products. The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related accounts receivable is reasonably assured. The Company does not have any post-shipment obligations (e.g., installation or training) or multiple-element arrangements. The Company’s remaining obligation to its customer after delivery is limited to warranty on its product.

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

Changes in the product warranty accrual for the fiscal years ended September 30, 2014, 2013 and 2012, were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2014	$1,076	$(4,570)	$4,491	$997
Fiscal 2013	$346	$(3,469)	$4,199	$1,076
Fiscal 2012	$279	$(991)	$1,058	$346

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

The recognition of restructuring charges requires making certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent that actual results differ from these estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded restructuring charges (recoveries) of $15,698, $0 and $(2,468), respectively (refer to Note 11).

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

Foreign currency transactions occur primarily when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the Consolidated Statements of Comprehensive Income. For the fiscal years ended September 30, 2014, 2013 and 2012, foreign exchange transaction gains and losses were included in other income (expense), net and were net gains (losses) of $605, $348 and $(69), respectively.

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

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the Consolidated Balance Sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the Consolidated Statements of Comprehensive Income. Realized gains (losses) are recognized at maturity as other income (expense), net in the Consolidated Statements of Comprehensive Income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 10 for further information on derivative financial instruments.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Years Ended September 30,
	2014	2013	2012
Basic weighted-average number of common shares outstanding	24,122,843	23,897,651	23,782,540
Dilutive effect of potential common shares	—	—	294,939
Diluted weighted-average number of common and potential common shares outstanding	24,122,843	23,897,651	24,077,479
Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	897,201	903,263	372,530

Recent Accounting Pronouncements

During May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of this guidance on its financial position, results of operations and cash flows.

During July 2013, the FASB issued revised authoritative guidance that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating this updated authoritative guidance, but it does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

During February 2013, the FASB issued revised authoritative guidance that requires the presentation in a single location, either in a note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective prospectively for annual periods beginning after December 15, 2012 (which was October 1, 2013 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

During December 2011, the FASB issued revised authoritative guidance that requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and requires improved information about financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar arrangement. During January 2013, the FASB issued an amendment to this guidance, which limits the scope to derivatives, repurchase agreements and securities lending transactions. The amendments are effective for annual periods beginning on or after January 1, 2013 (which was October 1, 2013 for the Company) and retrospective disclosure is required for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During June 2011, the FASB issued revised authoritative guidance that requires all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments were effective for annual periods beginning after December 15, 2011 (which was October 1, 2012 for the Company) and were applied retrospectively. The guidance was adopted by the Company in fiscal 2012 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

2. Related Party Transactions

Rent expense for the fiscal years ended September 30, 2014, 2013 and 2012 included related-party payments to various WBL subsidiaries of $224, $204 and $133, respectively. As of September 30, 2014, the Company leased approximately 12,000 square feet of office space from WBL related parties.

3. Composition of Certain Balance Sheet Components

Inventories, net of applicable write-downs, were composed of the following:

	September 30,
	2014	2013
Raw materials and supplies	$23,430	$27,080
Work-in-progress	20,871	20,965
Finished goods	31,697	38,808
	$75,998	$86,853

Property, plant, and equipment, net, were composed of the following:

	September 30,
	2014	2013
Building	$50,175	$68,679
Machinery and equipment	334,013	406,010
Computers and capitalized software	12,819	13,014
Leasehold improvements	1,496	14,145
Construction-in-progress	2,533	5,307
	$401,036	$507,155
Accumulated depreciation and amortization	(225,148)	(263,099)
	$175,888	$244,056

Depreciation expense for the fiscal years ended September 30, 2014, 2013 and 2012, was $50,933, $57,187 and $52,249, respectively.

Accrued liabilities were composed of the following:

	September 30,
	2014	2013
Wages and compensation	$13,785	$16,822
Restructuring expenses¹	4,811	—
Other accrued expenses	11,444	14,637
	$30,040	$31,459

[1]	Refer to Note 11 for further information on the Company’s impairment and restructuring activities during the fiscal year ended September 30, 2014.

Other long-term liabilities were composed of the following:

	September 30,
	2014	2013
Liabilities on uncertain tax positions	$17,824	$17,316
Other	3,447	1,747
	$21,271	$19,063

4. Income Taxes

United States and foreign (loss) income before taxes were as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
United States	$(27,556)	$(3,544)	$2,184
Foreign	(44,885)	(61,077)	33,517
	$(72,441)	$(64,621)	$35,701

The provision for income taxes consisted of the following components:

	Fiscal Years Ended September 30,
	2014	2013	2012
Current:
Federal	$(3,321)	$578	$1,407
State	(676)	18	391
Foreign	8,584	3,186	6,717
	$4,587	$3,782	$8,515
Deferred:
Federal	$3,619	$(1,855)	$400
State	988	34	(59)
Foreign	2,897	(1,051)	(2,640)
	7,504	(2,872)	(2,299)
	$12,091	$910	$6,216

Deferred tax assets (liabilities) were composed of the following:

	September 30,
	2014	2013
Deferred tax assets:
Net operating loss	$34,138	$20,359
Inventories	251	520
Depreciation	8,783	5,985
Stock-based compensation	2,761	3,018
Asset impairment	393	137
Accrued expenses	2,373	6,337
Allowance for doubtful accounts	428	451
Warranty reserve	249	227
Capital loss carryforward	—	—
Investments	156	174
Foreign tax credits	1,494	902
Amortization	1,910	2,233
Other	32	—
Subtotal deferred tax assets	52,968	40,343
Valuation allowance	(42,611)	(22,536)
Total deferred tax assets	10,357	17,807
Deferred tax liabilities:
Deferred revenue	267	170
Other	—	43
Total deferred tax liabilities	267	213
Net deferred tax assets	$10,090	$17,594

The Company’s valuation allowance amounted to $42,611 and $22,536 as of September 30, 2014 and 2013, respectively. The valuation allowance is recorded against deferred tax assets and consisted of net operating loss carryforwards and deferred income tax benefits attributable to the Company’s investments. During fiscal years 2014 and 2013, the Company incurred significant losses in two of its entities. Evidence such as cumulative losses in recent years represented sufficient negative evidence to require a valuation allowance. As a result, the Company established a valuation allowance against its deferred tax assets related to these entities. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support its reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no other valuation allowances were required on its other jurisdictions. The valuation allowance increased by $20,075 due to an increase of valuation allowance recorded against the deferred tax assets in Multi-Fineline Electronix, Inc., MFLEX Singapore, MFLEX Chengdu and MFE during fiscal year 2014. There is uncertainty regarding the future realization of these deferred tax assets, and management has determined that more likely than not, it will not receive future tax benefits from these assets.

As of September 30, 2014 and 2013, the Company had net operating loss carryforwards for federal tax purposes of $25,038 and $0, respectively. The Company had net operating loss carryforwards for state tax purposes of $9,468 and $2,779, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $192,606 and $114,077, respectively. The net operating loss carryforward will begin to expire in 2034 for federal tax purposes. The net operating loss carryforwards will begin to expire in 2016 for state and 2019 for foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $1,494, which will begin to expire in 2022.

The (provision for) benefit from income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
Provision for income taxes at statutory rate	34.0%	34.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(0.9)	—	0.3
Foreign rate variance	(14.9)	(18.0)	(23.0)
Nondeductible expenses	(0.6)	(1.3)	0.8
Nontaxable income	12.8	—	—
Return to provision adjustments	(0.1)	1.2	0.2
Tax contingency reserve	(7.9)	(0.6)	3.6
Valuation allowance	(38.9)	(16.3)	0.2
Other	(0.2)	(0.4)	0.3
	(16.7)%	(1.4)%	17.4%

The Company currently enjoys tax incentives for certain of its Asia operations. Certain Asia operations are subject to taxes at a rate lower than the statutory rates. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or due to changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

Due to the valuation allowance against certain operating losses in the fiscal years ended September 30, 2014 and 2013, the Company did not benefit from the tax incentives. Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal year ended September 30, 2012 would have been decreased to the pro forma amounts as illustrated below:

Fiscal Year Ended September 31, 2012
Net income, as reported	$29,485
Additional tax in China and Singapore	(780)
Pro forma net income	$28,705
Net income per share:
Basic, as reported	$1.24
Basic, pro forma	$1.21
Diluted, as reported	$1.22
Diluted, pro forma	$1.19

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $104,022, $152,302 and $217,255 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal 2014	Fiscal 2013
Unrecognized tax benefits at beginning of the year	$15,425	$15,423
Increases for positions taken in current period	9,526	2

Increases for positions taken in prior period	6,268	—
Decreases for positions settled with taxing authorities	(7,075)	—
Decreases for expiration of statute of limitations	(1)
Unrecognized tax benefits at end of the year	$24,143	$15,425

As of September 30, 2014, the Company’s liability for income taxes associated with uncertain tax positions increased to $24,143 from $15,425 as of September 30, 2013. The liabilities that would favorably affect the Company’s effective tax rate were $15,187 and $10,517 at September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014, the Company received new information not previously available associated with uncertain tax positions related to prior year intercompany transactions.  After evaluation of such information, the Company changed its judgment on these uncertain tax positions and recorded additional liability in the amount of $6,268 as of September 30, 2014.  In addition, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s income tax returns for fiscal years 2007 to 2010. The unrecognized tax benefits decreased by $7,075 for the positions taken in those periods as a result of the settlement with the IRS. The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $545 and $624 of net interest for the fiscal years ended September 30, 2014 and 2013, respectively. In total, the Company has recognized a liability of $2,437 for interest as of September 30, 2014.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. (both federal and in various states), local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2010. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2004. .

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

5. Lines of Credit

During August 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A. (“BA”), as agent, providing for a senior revolving credit facility in an amount up to $30,000. The credit facility has a three-year term, and availability under the credit facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party. Amounts outstanding will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin, which ranges from 125 to 275 basis points, or (2) a defined base rate plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis.

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 RMB ($32,507 at September 30, 2014). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. In addition, MFC and ABC entered into a Facility Offer Letter dated as of July 1, 2013, which sets forth the loan pricing. The loan interest rate for the U.S. dollar borrowing under the MFC Credit Line will be negotiated by the parties based on the lending cost in the Chinese market for the U.S. dollar transactions on the day the loan is made.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($48,761 at September 30, 2014). The CCB Credit Line will mature on May 5, 2016. MFC and CCB have also entered into a Facility Offer Letter which sets forth the pricing negotiated by the parties. Interest on the credit line agreement for RMB lending is based on the current rate set by the People’s Bank of China at the time of borrowing. For U.S. dollar lending, the interest rate will be negotiated and determined by both parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

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

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Line of credit (BA)	$30,000	$—	$—	$—
Line of credit (ABC)	32,507	32,531	—	—
Line of credit (CCB)	48,761	48,796	—	—
Line of credit (BC)	—	11,000	—	—
Line of credit (JPM)	—	50,000	—	—
	$111,268	$142,327	$—	$—

As of September 30, 2014, the Company was in compliance with all covenants under its lines of credit.

6. Segment Information and Geographic Data

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. Between fiscal years 2012 and 2014, the Company operated in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic areas are presented on a basis consistent with the consolidated financial statements. The geographic area’s net sales and assets amounts include intra-company product sales transactions and subsidiary investment amounts, respectively, which are offset in the elimination line.

Financial information by geographic area is as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
Net sales
United States	$16,426	$14,619	$23,349
China	622,475	829,379	806,504
Singapore	552,557	754,026	790,867
Other	23,831	2,706	377
Eliminations	(582,136)	(813,086)	(802,165)
Total	$633,153	$787,644	$818,932

Operating (loss) income
United States	$(7,886)	$(13,604)	$(6,421)
China	(9,271)	6,021	13,965
Singapore	(53,050)	(54,059)	31,514
Other	(5,207)	(7,415)	(2,428)
Eliminations	947	3,194	(3,382)
Total	$(74,467)	$(65,863)	$33,248
Depreciation and amortization
United States	$1,308	$2,218	$2,405
China	49,822	55,657	50,393
Singapore	122	129	94
Other	128	150	190
Total	$51,380	$58,154	$53,082

	Fiscal Years Ended September 30,
	2014	2013
Long-lived assets (property, plant and equipment and land use rights)
United States	$1,314	$2,325
China	177,283	248,857
Singapore	283	433
Other	99	144
Total	$178,979	$251,759
Total assets
United States	$138,321	$136,299
China	318,715	403,824
Singapore	299,757	295,714
Other	3,379	2,022
Eliminations	(240,723)	(227,645)
Total	$519,449	$610,214

7. Significant Concentrations

Customers

For the fiscal years ended September 30, 2014, 2013 and 2012, net sales to one of the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to its designated subcontractors, were 57%, 75% and 74% of total net sales. Net sales to another OEM customer, inclusive of net sales made to its designated subcontractors were 17%, 3% and 4% of total net sales for fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company subcontractors.

	Fiscal Years Ended September 30,
	2014	2013	2012
Net sales
Customer—3	26%	57%	61%
Customer—7	14%	3%	3%

	Fiscal Years Ended September 30,
	2014	2013	2012
Accounts Receivable
Customer—3	9%	44%	74%
Customer—7	22%	1%	2%

Geographic

Net sales by geographic region based on the location of the customer is summarized below:

	Fiscal Years Ended September 30,
	2014	2013	2012
United States	$65,964	$17,968	$26,125
Mexico	-	8,489	39,195
Canada	5,688	1,965	6,245
China	357,170	580,804	460,489
Hong Kong	138,795	136,445	238,412
Japan	45,238	7,750	29
Malaysia	1,005	1,569	7,580
Other Asia-Pacific	17,361	26,591	22,278
Europe	21	5,301	16,339
Other	1,911	762	2,240
	$633,153	$787,644	$818,932

Sales to customers in Other Asia-Pacific noted above included Singapore, Taiwan, Vietnam and Korea. Sales to customers in Europe included France, Germany, Hungary, the Netherlands and the United Kingdom.

Industry

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Fiscal Years Ended September 30,
	2014	2013	2012
Smartphones	71%	71%	69%
Tablets	16%	21%	27%
Consumer electronics	7%	7%	2%

8. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Future minimum lease payments under non-cancelable operating leases at September 30, 2014 are as follows:

Fiscal Years Ending September 30,	Future Minimum Lease Payments
2015	545
2016	76
2017	1
2018	—
2019 and beyond	—
Total	$622

Rental expense for the aforementioned operating leases was $1,277, $1,428 and $1,201 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of September 30, 2014, the Company had outstanding purchase commitments to acquire capital assets and other materials and services of $9,525, which exclude amounts already recorded on the Consolidated Balance Sheets.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of MFC and MFLEX Chengdu’s after-tax profit, subject to certain cumulative limits. These restrictions on net income for the fiscal years ended September 30, 2014, 2013 and 2012 were $19,824, $19,838 and $17,741, respectively.

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

The 2014 Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the 2014 Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). Grants of stock options may be either incentive stock options or nonqualified stock options.

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
(d)	risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

Stock Options

Stock option activity for the fiscal year ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Stock options outstanding at September 30, 2013	164,652	$10.98
Granted	—	—
Exercised	(81,882)	10.00
Forfeited	—	—
Expired	(67,770)	—
Stock options outstanding and exercisable at September 30, 2014	15,000	$20.81	$—	0.42
Stock options vested and expected to vest at September 30, 2014	15,000	$20.81	$—	0.42

Stock option details for the fiscal years ended September 30, 2014, 2013 and 2012 are summarized as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
Aggregate intrinsic value of stock options exercised	$177	$278	$255

No stock options were granted during the fiscal years ended September 30, 2014, 2013 and 2012. No unearned compensation existed as of September 30, 2014 related to stock options.

Service and Performance-Based Restricted Stock Units

During the fiscal years ended September 30, 2014, 2013 and 2012, the Company granted service-based restricted stock units (“RSUs”) under the 2014 and the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

Approximately two-fifths of the November 2013 Awards and the December 2013 Awards contained performance conditions whereby the Company recorded stock-based compensation expense based on the grant-date fair value and the probability that the performance metrics will be achieved. At the end of each reporting period, the Company evaluates the probability that the performance-based RSUs will vest. During the quarter ended September 30, 2014, the Company determined that the level of probability of achievement was deemed to be less than the Probability Threshold, and as a result, the Company reversed $235 of stock-based compensation expense related to these awards.

Approximately three-fifths of the November 2013 Awards and the December 2013 Awards contained both market and performance conditions, whereby the market condition was measured by determining the Company’s total shareholder return (“TSR”) for the three-year period beginning November 30, 2013 through November 30, 2016 versus the TSR of the Nasdaq Total Return Index for the same period, using the three-month average daily closing price of each on November 30, 2013 as compared to November 30, 2016. An award with a market condition is accounted for and measured differently from an award that has only a performance or service condition. The effect of a market condition is reflected in the award’s fair value on the grant date (e.g., a discount may be taken when estimating the fair value of such grant to reflect the market condition). The fair value may be lower than the fair value of an identical award that has only a service or performance condition because those awards will not include a discount on the fair value. All stock-based compensation expense for an award that has a market condition will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.

The grant date fair values of the portion of the November 2013 Awards and the December 2013 Awards containing both market and performance conditions were calculated utilizing the following assumptions:

	November 2013 Awards	Nasdaq Total Return Index Benchmark Inputs	December 2013 Awards	Nasdaq Total Return Index Benchmark Inputs
Expected stock return/ discount rate[1]	0.65%	0.65%	0.70%	0.70%
Dividend yield	—	—	—	—
Volatility[2]	40.0%	20.0%	40.0%	20.0%
Grant date	11/30/2013	11/30/2013	12/19/2013	12/19/2013
Three-month average share price[3]	$14.60	$4,194.45	$14.60	$4,194.45
Expected vesting period (in years)	3.1	N/A	3.0	N/A
Correlation	0.48	0.48	0.48	0.48
Fair value per share	$8.28	N/A	$6.70	N/A

[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	Volatilities were calculated as of fiscal year end dates for the Company.
[3]	The three-month daily average share price was based on the average of the three-month daily closing price for the Company’s common stock and the Nasdaq Total Return Index as of November 30, 2013.

RSU activity for the fiscal year ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2013	336,374	$17.55
Granted	588,833	11.43
Vested	(119,413)	19.28
Forfeited	(97,325)	14.37
Non-vested shares outstanding at September 30, 2014	708,469	$12.61

RSU details for the fiscal years ended September 30, 2014, 2013 and 2012 are summarized as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
Service-based RSUs granted	326,988	341,583	191,010
Performance-based RSUs granted	261,845	96,556	110,046
Weighted-average grant-date fair value of non-vested RSUs granted	$11.43	$17.03	$20.31
Weighted-average fair value of RSUs vested	$19.28	$20.40	$21.09
Aggregate intrinsic value of RSUs vested	$1,136	$9,458	$4,017

  Unearned compensation as of September 30, 2014 was $4,299 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.5  years.

Stock Appreciation Rights

No SSARs were granted during the fiscal year ended September 30, 2014. During the fiscal years ended September 30, 2013 and 2012, the Administrator approved the grant of SSARs to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs granted to employees generally vest either over a period of three years with one-third vesting on each of the anniversary dates of the grant date or may vest completely on the third anniversary date of the grant date and have a contractual life of 10 years. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Total compensation cost related to SSARs is recognized over the vesting period and is determined based on the whole number of shares issued multiplied by the grant date fair value.

The grant date fair values of the SSARs granted during each of the fiscal years ended September 30, 2013 and 2012 were estimated using the Black-Scholes valuation pricing model with the following assumptions:

	Fiscal Years Ended September 30,
	2013	2012
Risk-free interest rate	0.33%	0.40%
Expected dividends	—	—
Expected volatility	40.66%	51.70%
Expected term (in years)	3.43	3.40
Grant date fair value	$5.32	$7.25

SSARs activity for the fiscal year ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at September 30, 2013	695,673	$19.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
SSARs outstanding at September 30, 2014	695,673	$19.96	$—	—
SSARs exercisable at September 30, 2014	695,673	$19.96	$—	—
SSARs vested and expected to vest at September 30, 2014	695,673	$19.96	$—	—

SSARs details for the fiscal years ended September 30, 2014, 2013 and 2012 are summarized as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
SSARs granted	—	216,092	141,107
Aggregate intrinsic value of SSARs exercised	$—	$—	$69

Unearned compensation as of September 30, 2014 was $0 as all SSARs were vested.

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

Stock-based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type (excluding the aforementioned stock-based compensation expense resulting from the Change in Control) included in the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Years Ended September 30,
	2014	2013	2012
Cost of sales	$234	$377	$456
Research and development	325	478	357
Sales and marketing	437	614	915
General and administrative	2,151	2,561	3,172
Stock-based compensation resulting from change in control	—	9,582	—
Total	$3,147	$13,612	$4,900

The following table shows a summary of the stock-based compensation expense by award type (including the aforementioned stock-based compensation expense of $7,932 for RSUs and $1,650 for SSARs resulting from the Change in Control in fiscal 2013) recorded for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Years Ended September 30,
	2014	2013	2012
RSUs	$3,147	$11,245	$3,745
SSARs	—	2,367	1,155
Total	$3,147	$13,612	$4,900

10. Derivative Financial Instruments

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. As of September 30, 2014, there were no outstanding foreign currency forward contracts.

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. The Company recognized gains of $68, $872 and $270 during the fiscal years ended September 30, 2014, 2013 and 2012, respectively, related to derivative financial instruments.

11. Impairment and Restructuring

During the three months ended March 31, 2014, following a full review of its manufacturing footprint and in an effort to realign its manufacturing capacity and costs with expected net sales, the Company initiated its plan to consolidate its production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China (one of which is a leased facility), were consolidated into the Company’s two main manufacturing plants under MFC in Suzhou. In addition, as part of the Restructuring, the Company is in the process of closing MFE located in Cambridge, United Kingdom and has reduced headcount at its other locations.

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

In addition, one of the Company’s satellite manufacturing facilities, in Suzhou, China, certain machinery and equipment and other property, plant and equipment located at facilities in Suzhou, China ceased use and met the held for sale criteria as of September 30, 2014.

As a result of the Restructuring, the Company recorded the following impairment and restructuring charges for the fiscal year ended September 30, 2014:

Fiscal Year Ended September 30, 2014
Long-lived asset impairments	$18,241
One-time termination benefits	9,699
Other costs	5,999
Impairment and restructuring	$33,939

As of September 30, 2014, the Company completed its Restructuring initiatives.

Long-Lived Asset Impairment

Based on the Company’s Restructuring plan, the Company determined that a triggering event to test its long-lived assets for recoverability existed during fiscal 2014. The Company’s long-lived assets consisted primarily of property, plant and equipment and other assets.

Assets Held and Used

For assets classified as held and used, consisting of all property and equipment not held for sale, the Company compared its calculation of the undiscounted cash flows to the carrying value of the assets and concluded that no instances of impairment were identified as of September 30, 2014.

Assets Held For Sale

For assets classified as held for sale, consisting of the Company’s manufacturing facility in Chengdu, one of the satellite facilities in Suzhou, and other property, plant and equipment in Chengdu and Suzhou, China, the Company compared the estimated fair value less costs to sell to the carrying value of the assets. If the estimated fair value less costs to sell exceeded the carrying amount, no impairment expense was recorded. However, if the estimated fair value less costs to sell was less than the carrying amount, an impairment expense of the difference was recorded. As a result, the Company concluded that certain assets held for sale were impaired, and pre-tax impairment charges of $18,241 were recorded during the fiscal year ended September 30, 2014 (of which $9,860 was related to buildings and leasehold improvements, $8,344 was related to machinery and equipment and $37 was related to other property, plant and equipment).

Other Restructuring-Related Costs

A pre-tax restructuring charge of $15,698 was recorded during the fiscal year ended 30, 2014, which included $9,699 of one-time termination benefits, $804 of contract termination costs and $5,195 of other costs (of which $198 was non-cash).

The following table reflects the movement activity of the restructuring reserve for the fiscal year ended September 30, 2014:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at September 30, 2013	$—	$—	$—	$—
Restructuring additions	9,699	804	4,997	15,500
Adjustment/foreign exchange effect	88	—	—	88
Amount paid	(9,636)	(804)	(337)	(10,777)
Accrued at September 30, 2014	$151	$—	$4,660	$4,811

Fiscal Year 2013 Impairment and Restructuring

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

Fiscal Year 2012 Impairment and Restructuring

California Restructuring

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

Arizona Restructuring

The Company evaluated its Tucson, Arizona facility, consisting of land and building (the “Tucson Facility”), under the “Long-Lived Assets to Be Disposed of by Sale” classification under the relevant FASB authoritative guidance. The Tucson Facility was closed during fiscal 2008 as part of the restructuring of Aurora Optical. Based on an arms-length offer received during the second fiscal quarter of 2012, the Company recorded the Tucson Facility as assets held for sale. During the third fiscal quarter of 2012, the Company completed the sale of the Tucson Facility, which resulted in a net gain of $684 recorded during the third fiscal quarter of 2012 as a reduction of impairment and restructuring in the Consolidated Statements of Comprehensive Income.

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

	For the Quarters Ended (Unaudited) (in thousands, except per share data)
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net sales	$172,884	$130,804	$117,793	$211,672	$188,254	$136,066	$173,674	$289,650
Cost of sales	155,340	138,023	130,765	209,176	194,308	140,312	189,207	264,947
Gross profit (loss)	17,544	(7,219)	(12,972)	2,496	(6,054)	(4,246)	(15,533)	24,703
Operating expenses:
Research and development	1,270	1,720	1,496	1,455	1,964	1,997	1,782	2,033
Sales and marketing	4,207	4,547	4,353	5,908	5,795	5,676	4,712	6,537
General and administrative	4,281	4,163	3,634	3,343	4,504	2,647	4,295	5,672
Stock-based compensation expense resulting from change in control	—	-	-	—	—	9,582	—	—
Impairment and restructuring	780	8,361	24,798	—	—	7,537	—	—
Total operating expenses	10,538	18,791	34,281	10,706	12,263	27,439	10,789	14,242
Operating income (loss)	7,006	(26,010)	(47,253)	(8,210)	(18,317)	(31,685)	(26,322)	10,461
Other income (expense), net:
Interest income	400	170	246	209	323	248	86	70
Interest expense	(139)	(19)	(217)	(122)	(126)	(112)	(138)	(111)
Other income (expense), net	375	711	116	296	774	73	170	(15)
Income (loss) before income taxes	7,642	(25,148)	(47,108)	(7,827)	(17,346)	(31,476)	(26,204)	10,405
(Provision for) benefit from income taxes	(1,719)	(3,612)	(5,308)	(1,452)	(1,125)	(53)	2,325	(2,057)
Net income (loss)	$5,923	$(28,760)	$(52,416)	$(9,279)	$(18,471)	$(31,529)	$(23,879)	$8,348
Net income (loss) per share:
Basic	$0.25	$(1.19)	$(2.18)	$(0.39)	$(0.77)	$(1.32)	$(1.00)	$0.35
Diluted	$0.24	$(1.19)	$(2.18)	$(0.39)	$(0.77)	$(1.32)	$(1.00)	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth in the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our definitive proxy statement to be filed with the SEC within 120 days of the end of fiscal year 2014 (our “2015 Proxy Statement”), and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2015 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sam Yau (Chairperson), 66 years of age, Philippe Lemaitre, 65 years of age, James McCluney, 63 years of age, and Donald Schwanz, 70 years of age. All of such members meet the independence standards established by Nasdaq and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Furthermore, our board of directors has determined that all of Messrs. Yau, Schwanz, McCluney and Lemaitre qualify as “audit committee financial experts” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2015 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2015 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2015 Proxy Statement and is incorporated herein by reference.

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

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

(In Thousands)

Accounts Receivable Allowance and Bad Debt Reserves	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2014	$4,281	$10,817	$(11,115)	$3,983
Fiscal 2013	$2,254	$16,567	$(14,540)	$4,281
Fiscal 2012	$2,402	$2,787	$(2,935)	$2,254

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Year
Fiscal 2014	$22,536	$20,224	$(149)	$42,611
Fiscal 2013	$12,334	$10,926	$(724)	$22,536
Fiscal 2012	$12,527	$761	$(954)	$12,334

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: November 13, 2014	By:	/S/ REZA MESHGIN
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

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	November 13, 2014

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2014

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	November 13, 2014

/S/ BENJAMIN C. DUSTER, IV Benjamin C. Duster, IV	Director	November 13 , 2014

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	November 13, 2014

/S/ JAMES M. MCCLUNEY James M. McCluney	Director	November 13, 2014

/S/ DONALD SCHWANZ Donald Schwanz	Director	November 13, 2014

/S/ ROY CHEE KEONG TAN Roy Chee Keong Tan	Director	November 13, 2014

/S/ SAM YAU Sam Yau	Director	November 13, 2014

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

4.3

Amendment to the Registration Rights Agreement dated February 2, 2014 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.

			10-Q	000-50812	2/6/2014

10.1*	Form of Indemnification Agreement between the Company and its officers, directors and agents.		S-1	333-114510	6/3/2004

10.20

Amended and Restated Stockholders Agreement dated October 25, 2005 between Multi-Fineline Electronix, Inc., Wearnes Technology Pte. Ltd, United Wearnes Technology Pte. Ltd., and WBL Corporation Limited.

			8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.60	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.61	Facility Offer Letter between Multi-Fineline Electronix (Suzhou) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.62	Line of Credit Agreement between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.63	Facility Offer Letter between Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated March 29, 2010.		8-K	000-50812	4/1/2010

10.67	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd. and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.68	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 31, 2010.		10-Q	000-50812	8/5/2010

10.70	Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.71	Supplemental Agreement to Agreement for Sales of Buildings in Stock by and between Wearnes Global (Suzhou) Co., Ltd. and MFLEX Suzhou Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

10.72	Guarantee Letter by Wearnes Global (Suzhou) Co., Ltd. dated January 6, 2011.		10-Q	000-50812	2/3/2011

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

			8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014
10.93^	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.	X

21.1	List of Subsidiaries of Registrant.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.
^	Confidential treatment has been requested for certain portions of this agreement.