Form 10-KT
period 2014-12-31
MULTI FINELINE ELECTRONIX INC
filed 2015-02-13
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2014 to December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on June 30, 2014) was $99,393,782. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2015 was 24,303,267.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Multi-Fineline Electronix, Inc.

This Transition Report on Form 10-K (“Transition Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Transition Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our products or customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “should,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Transition Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I

Item 1.	Business

Change in Fiscal Year End

On August 4, 2014, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2014. References to any of our fiscal years mean the fiscal year ending September 30 of that calendar year.

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

We were incorporated as Multi-Fineline Electronix, Inc. in California in October 1984. In connection with our initial public offering, we reincorporated as Multi-Fineline Electronix, Inc. in Delaware on June 4, 2004. References in this Transition Report to “we,” “our,” “us,” the “Company” and “MFLEX” refer to Multi-Fineline Electronix, Inc. and our consolidated subsidiaries: three located in the People’s Republic of China: MFLEX Suzhou Co., Ltd. (“MFC”), formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1” which we are in the process of de-registering) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Arizona: Aurora Optical, Inc. (“Aurora Optical”), which was dissolved in September 2012; one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”); except where it is made clear that the term means only the parent company.

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

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

Provide an Integrated Solution to Our Customers. We intend to maintain our leadership in providing a complete end-to-end solution to our customers that includes design and application engineering, prototyping, high-volume manufacturing, materials acquisition, component assembly and testing.

●

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

●

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

●

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

●

Increase Manufacturing Capabilities. We continue to invest in advanced manufacturing, automation and engineering capabilities in China. By continuing to expand these capabilities, we can offer our customers technologically advanced manufacturing process for complex FPC fabrication in mass production volumes.

●

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

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the three months ended December 31, 2014 and 2013, approximately 93% and 89%of our net sales were to three customers in the aggregate, respectively. For the fiscal year ended September 30, 2014, approximately 83% of our net sales were to three customers in the aggregate. In addition, approximately 76% and 71% of our net sales were to Apple, Inc., inclusive of net sales made to its designated subcontractors, 0%  and 1% of our net sales were to BlackBerry Limited, inclusive of net sales made to its designated subcontractors, and 12% and 10% of our net sales were to Beijing Xiaomi Technology Co., Ltd., inclusive of net sales made to its designated subcontractors, in each of the three months ended December 31, 2014 and 2013, respectively. Furthermore, approximately 57%, 75% and 74% of our net sales were to Apple, Inc., inclusive of net sales made to its designated subcontractors, 1%, 11% and 15% of our net sales were to BlackBerry Limited, inclusive of net sales made to its designated subcontractors, and 17%, 3% and 4% of our net sales were to Beijing Xiaomi Technology Co., Ltd., inclusive of net sales made to its designated subcontractors, in each of the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Our facilities enable us to manufacture products for shipment anywhere in the world. Information regarding net sales by geographic area is summarized below:

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
United States	39%	10%	2%	4%
China	26%	56%	74%	56%
Hong Kong	12%	22%	17%	29%
Japan	18%	7%	1%	0%
Other	5%	5%	6%	11%
Total	100%	100%	100%	100%

During the three months ended December 31, 2014, the shift in the net sales by geographic area was primarily due to a change in the billing location of one of our large customers.

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

Throughout 2014, we engaged the services of non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. We rely on these sales representatives to create, build and maintain our customer relationships.

As of December 31, 2014, our backlog, which constitutes customer orders placed with us but that have not yet shipped, was $200.6 million, which we expect to ship within the next 12 months. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results.

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

We compete on a global level with a number of leading Asian providers, such as Nippon Mektron Ltd., Flextronics International Ltd., Interflex Co. Ltd., Zhen Ding Technology Holding Ltd., HI-P (Shanghai) Technology Co. Ltd., Career Technology (MFG) Co. Ltd., Flexium Interconnect, Inc., Sumitomo Electric Industries Ltd., and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

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

Employees

As of December 31, 2014, we employed approximately 6,290 full-time employees, of which approximately 45 were in the United States, approximately 6,220 were in China and approximately 25 were in other locations. We also employed approximately 2,850 contract employees in China although not all of these contract employees work a full-time work schedule.

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

We believe we are operating our facilities in material compliance with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies, or significant penalties could require substantial expenditures by us, cause us to lose manufacturing capacity (which could cause us to be unable to meet our customers’ demand), or could otherwise harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures through the end of 2015.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of January 31, 2015:

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

Lance Jin joined us in May 1995 and since that time has held a variety of positions, including director of business development, telecommunications division manager, program manager and application engineer. Mr. Jin was appointed as our Vice President and Managing Director, Operations in October 2008, as our Executive Vice President and Managing Director of MFLEX China in March 2011 and he transitioned to Executive Vice President of Business Development in October 2012. In June 2014, Mr. Jin transitioned back to the role of Executive Vice President and Managing Director of China Operations. Prior to joining MFLEX, Mr. Jin was responsible for business development at the China National Import/Export Corporation. Mr. Jin holds a bachelor’s degree in optical engineering from ZheJiang University in China and a Master’s of Science in Optics and Fine Mechanics from the China Academy of Science. Mr. Jin has also received a Master’s Degree in Business Administration from National University in San Diego. Mr. Jin also holds the following positions at our wholly owned subsidiaries: (a) executive vice president of MSG and MFE, (b) legal representative and general manager for MFC and MFLEX Chengdu and (c) Chairman of the board of directors for MFC and MFLEX Chengdu.

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

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially, which could result in a net loss for us.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the fiscal years ended September 30, 2014, 2013 and 2012, approximately 57%, 75% and 74%, respectively, of our net sales were to the same one customer. Furthermore, in the fiscal years ended September 30, 2014, 2013 and 2012, approximately 58%, 86% and 90% of our net sales were to the same two customers, and approximately 64%, 90% and 94%, respectively, of our net sales were to only three customers in the aggregate. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts. In addition, during the previous year, we experienced a decline in sales to certain of our key customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Our customers have in the past and likely will continue to cancel their orders, change production quantities, delay production or qualify additional vendors, any of which could reduce our net sales, increase our expenses, affect our gross margin and/or cause us to write down inventory.

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders with little or no advance notice to us, and we believe customers are doing so with increased frequency. These changes may be for a variety of reasons, including changes in their prospects, the perception of the quality of our products, as a penalty a customer decides to impose on us, the competitiveness of our pricing, the success of their products in the market, reliance on a new vendor and the overall economic forecast. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We have recently seen an increase in the use of hubs by our customers, and our hub balances have been growing. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. In addition, whether products are pulled from our hub, or the hub of one of our competitors is not within our control, and the EMS companies who make such decisions may favor one of our competitors over us, particularly if such competitor is affiliated with the EMS company. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period, and our sales could drop precipitously at any time on little or no notice. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our manufacturing efficiency, our products’ life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain products we produce in order to gain additional orders, or not lose orders, on a particular program. A typical life cycle for one of our products has our selling price decrease as the program matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales as a percentage of net sales may increase, which would harm our profitability and could affect our working capital levels.

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

We have operations in a number of countries, including the United States, China, Korea, Taiwan, the United Kingdom and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

●	political unrest, terrorism and economic or financial instability;
●	restrictions on our ability to repatriate earnings;
●

unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems related to economic and business activities, real property ownership and application of contract rights;

●	nationalization programs that may be implemented by foreign governments;
●	import-export regulations;
●	difficulties in enforcing agreements and collecting receivables;
●

difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions, including complying with local employment and overtime regulations, which regulations could affect our ability to quickly ramp production;

●

difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office, the failure of which could require us to close our factories on little or no notice;

●	changes in labor practices, including wage inflation, frequent and extremely high increases in the minimum wage, labor unrest and unionization policies;
●	limited intellectual property protection;
●	longer payment cycles by international customers;
●	currency exchange fluctuations;
●	inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;
●	transportation delays and difficulties in managing international distribution channels;
●	difficulties in staffing foreign subsidiaries and in managing an expatriate workforce;
●	potentially adverse tax consequences;
●	differing employment practices and labor issues;
●	the occurrence of natural disasters, such as earthquakes, floods or other acts of force majeure; and
●	public health emergencies such as SARS, avian flu and Swine flu.

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

We recently completed a process of consolidating and reorganizing certain of our operations in an effort to realign our organization to more efficiently support customer demand while decreasing operating expenses. While we recognized certain cost savings and other benefits from these initiatives during the two most recent quarters, the sustainability of these cost savings is subject to many risks and uncertainties, which include, but are not limited to:

●	The implementation of these measures may disrupt our manufacturing activities or otherwise adversely affect operations;
●	We may not be able to retain key personnel after the restructuring or could have other labor issues as a result of the restructuring;
●	Our customers may perceive that the restructuring is a breach of our agreements, explicit or implied, with them, which could cause us to lose business with them or for them to pursue legal remedies;
●	We may encounter issues with our information systems as our business needs change;
●	We may encounter issues related to transfer pricing, our corporate taxes or import/export due to the closing of facilities; and
●

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

Our management team may have difficulty managing our manufacturing capacity and transition projects or otherwise managing any growth or downsizing in our business that we may experience. Risks associated with right-sizing our manufacturing capacity may include those related to:

●	managing multiple, concurrent capacity expansion or reduction projects;
●	managing the reduction of employee headcount for facilities where we reduce or cease our activities;
●	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;
●	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;
●	managing increased employment costs and scrap rates often associated with periods of growth or contraction;

●	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;
●	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems; and
●	cost overruns and charges related to our expansion or contraction of activities.

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

Compliance with regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) required the SEC to establish disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. These rules may affect sourcing at competitive prices and availability of sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

As part of our business strategy, we intend to continue to consider acquisitions of, or partnerships or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

●	difficulties in integrating operations, technologies, accounting and personnel;
●	problems maintaining uniform standards, procedures, controls and policies;
●	difficulties in supporting and transitioning customers of our acquired companies;
●	diversion of financial and management resources from existing operations;
●	potential costs incurred in executing on such a transaction, including any necessary debt or equity financing;
●	risks associated with entering new markets in which we have no or limited prior experience;
●	potential loss of key employees; and
●	inability to generate sufficient revenues to offset acquisition or start-up costs.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from January 1, 2014 to December 31, 2014, the high and low sales prices for our common stock were $15.30 and $8.11 per share, respectively. Factors that could affect the trading price of our common stock include, but are not limited to:

●	fluctuations in our financial results;
●	the limited size of our public float;
●	announcements of technological innovations or events affecting companies in our industry;
●	changes in the estimates of our financial results;
●	changes in the recommendations of any securities analysts that elect to follow our common stock; and
●	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 24.3 million shares of common stock outstanding as of December 31, 2014, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

If certain requirements are not met, the SEC could impose sanctions against China-based members of certain accounting firms’ networks, which could affect our ability to have those firms perform audits for us in the future.

From time-to-time, the SEC requests access to the audit documents of Chinese US-listed companies from their accountants. Many of the accounting firms, including the Chinese members of the so-called Big Four accounting firms’ networks, have historically refused to provide these records citing China’s state law which specifies that certain Chinese company records can be claimed as state secrets. In January of 2014, an SEC Administrative Law judge made an initial decision which determined that the Chinese members of the Big Four firms’ networks, including PricewaterhouseCoopers Zhong Tian LLP (“PwC China”), among others, should be suspended from practicing before the SEC for a period of six months, which includes, but is not limited to, performing audits of subsidiaries of companies that are registered with the SEC. This decision was stayed pending review, and in February 2015, the SEC announced that it had come to a settlement with the China-based firms associated with the Big Four firms, which settlement imposed sanctions against the firms and provides the SEC with authority to impose a variety of remedial measures on the firms if future document productions fail to meet specified criteria. Remedies for future non-compliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work.

We have substantial operations in China that are currently audited by PwC China, a member firm of the PwC network, of which our auditor, PricewaterhouseCoopers LLP, is also a member. If such a remedy was to be imposed on PwC China for failure to comply with the settlement, we could be unable to use PwC China, or any of the other affected accounting firms, to perform audits of our operations in China, and may have difficulty finding another firm with sufficient resources or experience to competently audit our

Chinese entities. This could cause us to not meet our financial reporting obligations, which could negatively influence investor perceptions and cause a decline in our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our material properties at December 31, 2014:

Entity	Function	Location	Square Feet (Building)	Lease Expiration Dates
Multi-Fineline Electronix, Inc.	Executive offices, research and development	Irvine, California	Leased—20,171	April 2015
MFLEX Suzhou Co., Ltd.	Engineering, circuit fabrication and assembly	Nanhu Road, Suzhou, China	Owned—566,108	2053*
MFLEX Suzhou Co., Ltd.	Circuit fabrication	Tangdon Road, Suzhou, China	Owned—594,254	2058*
MFLEX Suzhou Co., Ltd.— held-for-sale**	Circuit assembly	Puzhuang, China	Owned—127,036	2052*
MFLEX Chengdu Co., Ltd.— held-for-sale**	Circuit assembly	Chengdu, China	Owned—322,132	2059*
Multi-Fineline Electronix Singapore Pte. Ltd.	Regional office	Singapore	Leased—12,000	December 2015
MFLEX Korea, Ltd.	Regional office	Seoul, Korea	Leased—2,915	June 2016

*

We have several parcels that have land use rights expiring in 2052 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

**

These manufacturing facilities ceased operations and met the held for sale criteria as of December 31, 2014. Refer to Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11 “Impairment and Restructuring” for details.

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

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

Three Months Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$11.35	$8.11

Fiscal Year Ended September 30, 2014	High	Low
First quarter, ended December 31, 2013	$16.32	$12.12
Second quarter, ended March 31, 2014	$15.30	$12.56
Third quarter, ended June 30, 2014	$13.18	$9.62
Fourth quarter, ended September 30, 2014	$11.47	$9.33

Fiscal Year Ended September 30, 2013	High	Low
First quarter, ended December 31, 2012	$23.10	$15.12
Second quarter, ended March 31, 2013	$22.88	$14.24
Third quarter, ended June 30, 2013	$16.22	$13.89
Fourth quarter, ended September 30, 2013	$17.43	$14.55

Issuer Purchases of Equity Securities

Not applicable.

Holders of Record

Stockholders of record on December 31, 2014 totaled approximately 17. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We currently expect to retain our earnings for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2009 in each of our common stock, the NASDAQ Index and the NASDAQ Electrical Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Transition Report.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for the three months ended December 31, 2014 and 2013 and each of the last five fiscal years ended September 30. The data below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Transition Report and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this Transition Report. Our historical results are not necessarily indicative of our future results.

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012	2011	2010
		(unaudited)
	(in thousands, except shares, per share data and ratios)
Consolidated Statements of Income Data:
Net sales	$210,003	$211,672	$633,153	$787,644	$818,932	$831,561	$791,339
Cost of sales	179,516	209,176	633,304	788,774	736,241	726,850	678,294
Gross profit (loss)	30,487	2,496	(151)	(1,130)	82,691	104,711	113,045
Operating expenses:
Research and development	1,397	1,455	5,941	7,776	7,615	10,485	14,455
Sales and marketing	4,819	5,908	19,015	22,720	24,457	25,189	24,086
General and administrative	4,675	3,343	15,421	17,118	19,839	18,788	21,625
Stock-based compensation expense resulting from change in control	—	—	—	9,582	—	—	—
Impairment and restructuring (recoveries) expenses	(396)	—	33,939	7,537	(2,468)	4,186	11,376
Total operating expenses	10,495	10,706	74,316	64,733	49,443	58,648	71,542
Operating income (loss)	19,992	(8,210)	(74,467)	(65,863)	33,248	46,063	41,503
Other income (expense), net:
Interest income	239	209	1,025	727	1,352	875	535
Interest expense	(71)	(122)	(497)	(487)	(555)	(472)	(782)
Other income (expense), net	199	296	1,498	1,002	1,656	564	472
Income (loss) before income taxes	20,359	(7,827)	(72,441)	(64,621)	35,701	47,030	41,728
Provision for income taxes	(4,384)	(1,452)	(12,091)	(910)	(6,216)	(9,157)	(11,953)
Net income (loss)	$15,975	$(9,279)	$(84,532)	$(65,531)	$29,485	$37,873	$29,775
Net income (loss) per share:
Basic	$0.66	$(0.39)	$(3.50)	$(2.74)	$1.24	$1.58	$1.18
Diluted	$0.65	$(0.39)	$(3.50)	$(2.74)	$1.22	$1.56	$1.16
Shares used in computing net income (loss) per share:
Basic	24,267,567	24,083,932	24,122,843	23,897,651	23,782,540	24,027,179	25,203,445
Diluted	24,624,368	24,083,932	24,122,843	23,897,651	24,077,479	24,335,819	25,607,249
Consolidated Balance Sheet Data:
Cash and cash equivalents	$132,382	$111,887	$98,667	$105,150	$82,322	$97,890	$99,875
Working capital	$162,611	$147,149	$143,752	$142,555	$155,869	$159,065	$166,021
Total assets	$527,387	$619,227	$519,449	$610,214	$696,410	$625,745	$562,321
Current ratio	1.9	1.7	1.8	1.7	1.7	1.8	1.9
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$328,460	$385,769	$310,325	$392,191	$441,989	$416,083	$361,532

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Transition Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part I, Item 1A—“Risk Factors” and elsewhere in this Transition Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits for Motorola. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy has enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. In fiscal 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity, and we merged these two subsidiaries into one in fiscal 2010. In addition, we formed another wholly owned subsidiary in Chengdu, China, and in fiscal 2011, completed construction on our third and fourth manufacturing facilities in China as part of a capacity expansion initiative. Our Chinese subsidiaries provide a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In 2014, following a full review of our manufacturing footprint and in an effort to realign our manufacturing capacity and costs with expected net sales, we initiated a plan to consolidate our production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, have been consolidated into our two main manufacturing plants under MFC in Suzhou. In addition, we closed MFE, which had been located in Cambridge, United Kingdom, and we have reduced headcount at other locations. The Restructuring was complete as of December 31, 2014.

Net Sales

We design and manufacture our products to customer specifications. Throughout 2014, we engaged the services of certain non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. The varieties of products our customers manufacture are referred to as programs. The majority of our sales are made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes as well as delivery schedule changes imposed on us by our customers. All sales from our Irvine, California executive office, Singapore regional office and our United Kingdom facility are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

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

●

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

●

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

●

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

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of net sales for the periods indicated.

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.5	98.8	100.0	100.1	89.9
Gross profit (loss)	14.5	1.2	—	(0.1)	10.1
Operating expenses:
Research and development	0.7	0.7	0.9	1.0	0.9
Sales and marketing	2.3	2.8	3.0	2.9	3.0
General and administrative	2.2	1.6	2.4	2.2	2.4
Stock-based compensation expense resulting from change in control	—	—	—	1.2	—
Impairment and restructuring (recoveries) expenses	(0.2)	—	5.4	1.0	(0.3)
Total operating expenses	5.0	5.1	11.7	8.3	6.0
Operating income (loss)	9.5	(3.9)	(11.7)	(8.4)	4.1
Other income (expense), net:
Interest income	0.1	0.1	0.2	0.1	0.2
Interest expense	—	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.1	0.1	0.2	0.1	0.2
Income (loss) before income taxes	9.7	(3.8)	(11.4)	(8.3)	4.4
Provision for income taxes	(2.1)	(0.7)	(1.9)	(0.1)	(0.8)
Net income (loss)	7.6%	(4.5)%	(13.3)%	(8.4)%	3.6%

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net Sales. Net sales decreased to $210.0 million for the three months ended December 31, 2014, from $211.7 million for the three months ended December 31, 2013. The decrease of $1.7 million, or 0.8%, was primarily due to slightly decreased sales into our smartphones and consumer electronics sectors, partially offset by slightly increased sales into our tablet sector, as further quantified below.

Net sales into our smartphones sector decreased to $152.1 million for the three months ended December 31, 2014, from $156.2 million for the three months ended December 31, 2013. The decrease of $4.1 million, or 2.6%, was primarily due to decreased sales volumes to one of our newer customers in this sector of 73.2% as a result of weaker demand for current programs and end of life of certain programs, partially offset by increased sales volumes to one of our larger customers of 15.0% as a result of increased demand for current programs for this customer. Newer customer sales into our smartphones sector decreased to $29.9 million for the three months ended December 31, 2014 from $42.5 million for the same period a year ago. For the three months ended December 31, 2014 and 2013, our smartphones sector accounted for approximately 72% and 74% of total net sales, respectively.

Net sales into our consumer electronics sector decreased to $13.2 million for the three months ended December 31, 2014, from $13.6 million for the three months ended December 31, 2013. The decrease was primarily due to decreased sales volumes of $2.4 million to one of our newer customers in this sector as a result of certain programs reaching the end of their life cycle. The decrease was partially offset by increased net sales volumes of $1.9 million to one of our major customers in this sector based on the timing of programs. Shipments into the consumer electronics sector accounted for approximately 6% of total net sales for the three months ended on each of December 31, 2014 and 2013.

Net sales into our tablets sector increased to $38.3 million for the three months ended December 31, 2014, from $36.5 million for the three months ended December 31, 2013. The increase of $1.8 million into this sector was primarily due to increased sales volumes to one of our newer customers in this sector of $10.2 million as a result of additional program wins, partially offset by decreased sales volumes to one of our major customers of $7.8 million primarily due to program mix. For the three months ended December 31, 2014, and 2013, the tablets sector accounted for approximately 18% and 17% of total net sales, respectively.

Cost of Sales and Gross Profit. Cost of sales as a percentage of net sales decreased to 85.5% for the three months ended December 31, 2014 versus 98.8% for the three months ended December 31, 2013. The decrease in cost of sales as a percentage of net sales of 13.3% was impacted by cost reductions as a result of our recent restructuring (approximately 670 basis points), favorable product mix (approximately 580 basis points) and improved manufacturing efficiency and yields (approximately 80 basis points). As a percentage of net sales, gross profit increased to 14.5% for the three months ended December 31, 2014 from 1.2% for the three months ended December 31, 2013.

Research and Development. Research and development expense decreased by $0.1 million to $1.4 million for the three months ended December 31, 2014, from $1.5 million for the three months ended December 31, 2013. The decrease was primarily due to decreased variable spending. As a percentage of net sales, research and development expense remained consistent at 0.7% for the three months ended December 31, 2014 and 2013.

Sales and Marketing. Sales and marketing expense decreased by $1.1 million to $4.8 million for the three months ended December 31, 2014, from $5.9 million in the comparable period of the prior year. The decrease was primarily attributable to lower variable expenses due to sales mix. As a percentage of net sales, sales and marketing expense decreased to 2.3% versus 2.8% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $1.4 million to $4.7 million for the three months ended December 31, 2014, from $3.3 million in the comparable period of the prior year, resulting in an increase of 42.4%. The increase was primarily due to a $1.1 million gain on disposal of equipment recognized in the comparable period of the prior year. As a percentage of net sales, general and administrative expense increased to 2.2% versus 1.6% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended December 31, 2014, we recorded impairment and restructuring recoveries of $0.4 million, primarily due to the net gain recorded on certain machinery and equipment that was previously classified as assets held for sale. Refer to Note 11 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details.

Income Taxes. The effective tax rate for three months ended December 31, 2014 and 2013 was 21.5% and (18.6)%, respectively. The change in our effective tax rate was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales and Operating Income. For the first quarter of calendar 2015, we expect net sales to be between $130 and $160 million and anticipate generating breakeven operating income at the midpoint of the net sales range.

Operating Expenses. We expect normal operating expenses to be approximately $10 million during the first quarter of calendar 2015.

Income Taxes. We expect the effective tax rate (excluding restructuring), on average, to be in the mid to upper teens for calendar 2015.

Capital Expenditures. For the first quarter of calendar 2015, we are anticipating capital expenditures to be between $5 and $8 million. We expect capital expenditures to be approximately $25 million in calendar 2015.

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

Our cash balances are held in numerous locations throughout the world. As of December 31, 2014, our cash held outside of the United States totaled $103.9 million, a majority of which may be brought back to the United States without significant tax implications, if needed. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next fiscal year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $124.7 million, $104.0 million, $152.3 million and $217.3 million for the three months ended December 31, 2014 and fiscal years ended September 30, 2014, 2013 and 2012, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as our plans to reinvest such earnings for future expansion in certain foreign jurisdictions.

The following table sets forth, for the years indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$35,001	$8,279	$4,273	$73,370	$68,283
Net cash used in investing activities	$(844)	$(1,358)	$(10,748)	$(44,569)	$(74,606)
Net cash (used in) provided by financing activities	$(369)	$61	$(80)	$(4,908)	$(9,630)
Cash and cash equivalents at period end	$132,382	$111,887	$98,667	$105,150	$82,322
Days sales outstanding	57.1	62.7	75.6	68.0	69.4
Days inventory outstanding	32.9	34.5	49.4	48.3	51.8
Days payable outstanding	71.7	75.3	91.9	83.6	88.6
Net working capital days	18.3	21.9	33.1	32.7	32.6

Changes in the principal components of operating cash flows during the three months ended December 31, 2014 were as follows:

●

Our net accounts receivable balance decreased to $133.2 million as of December 31, 2014 from $147.4 million as of December 31, 2013, a decrease of 9.6%. Days sales outstanding on a quarterly basis decreased to 57 days at December 31, 2014 from 63 days at December 31, 2013 due to lower sales during the three months ended December 31, 2014. Our inventory balance decreased to $65.6 million as of December 31, 2014 from $80.3 million as of December 31, 2013, due to the Restructuring. Days in inventory on a quarterly basis decreased to 33 days at December 31, 2014 from 35 days at December 31, 2013. Our accounts payable balance decreased to $143.0 million as of December 31, 2014 from $175.0 million as of December 31, 2013, due to the expected lower production volume in the first quarter of calendar 2015 versus the first quarter of calendar 2014. Days payable on a quarterly basis decreased 3 days to 72 days, primarily as a result of the reduced inventory purchases.

●

Depreciation and amortization expense was $14.7 million for the three months ended December 31, 2014, versus $12.8 million for the comparable period of the prior year, primarily due to the capital expenditures in calendar year 2014.

Our principal investing and financing activities during the three months ended December 31, 2014 were as follows:

●

Net cash used in investing activities was $0.8 million for the three months ended December 31, 2014 and consisted of cash purchases of capital equipment and other assets of $4.0 million, partially offset by proceeds of $3.2 million from sale of equipment and assets held for sale.

●

Net cash used in financing activities was $0.4 million for the three months ended December 31, 2014 and consisted primarily of $0.4 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2014 and September 30, 2014.

Changes in the principal components of operating cash flows in our fiscal year ended September 30, 2014 were as follows:

●

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

●

We incurred long-lived asset impairments of $18.2 million for the fiscal year ended September 30, 2014, versus $7.5 million of goodwill impairment in the prior year, an increase of $10.7 million. This was due to the restructuring activities in fiscal 2014.

●

Depreciation and amortization expense was $51.4 million for the fiscal year ended September 30, 2014, versus $58.2 million in the prior year, a decrease of $6.8 million. This was primarily due to a reduced fixed asset base in manufacturing operations in China.

Our principal investing and financing activities in our fiscal year ended September 30, 2014 were as follows:

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

Net cash used in financing activities was $9.6 million for the fiscal year ended September 30, 2012 and consisted primarily of repurchases of common stock of $8.8 million and $1.1 million of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2012 and September 30, 2011.

Capital Commitments

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheets at December 31, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating leases	$366	$327	$39	$—	$—
Unconditional purchase obligations	8,791	8,791	—	—	—
Total contractual obligations	$9,157	$9,118	$39	$—	$—

As of December 31, 2014, we recorded $7.9 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

Recent Accounting Pronouncements

Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further details.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2014, no amounts were outstanding under our loan agreements with Bank of America, Bank of China Co., Ltd., Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in the interest rate would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $202.3 million, or 96%, of total shipments to these foreign manufacturers during the three months ended December 31, 2014 were made in U.S. dollars with the majority of the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.14 RMB per U.S. dollar for three months ended December 31, 2014. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. The changes in fair value of the outstanding forward contracts are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. As of December 31, 2014, there were no outstanding foreign currency forward contracts.

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

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at December 31, 2014, September 30, 2014 and September 30, 2013 and the results of their operations and their cash flows for the three months ended December 31, 2014 and each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Irvine, California

February 13, 2015

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,	September 30,
	2014	2014	2013
ASSETS
Cash and cash equivalents	$132,382	$98,667	$105,150
Accounts receivable, net of allowances of $3,126, $3,983 and $4,281 at December 31, 2014, September 30, 2014 and 2013, respectively	133,151	133,748	132,247
Inventories	65,627	75,998	86,853
Deferred taxes	514	1,820	5,909
Income taxes receivable	265	3,396	2,535
Assets held for sale	11,387	12,219	—
Other current assets	7,034	5,757	8,821
Total current assets	350,360	331,605	341,515
Property, plant and equipment, net	164,345	175,888	244,056
Land use rights	3,108	3,091	7,703
Deferred taxes	9,120	8,270	11,685
Other assets	454	595	5,255
Total assets	$527,387	$519,449	$610,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$143,032	$156,793	$166,474
Other current liabilities	42,697	30,040	31,459
Income taxes payable	2,020	1,020	1,027
Total current liabilities	187,749	187,853	198,960
Other long-term liabilities	11,178	21,271	19,063
Total liabilities	198,927	209,124	218,023
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000, 5,000,000 and 5,000,000 shares authorized at December 31, 2014, September 30, 2014 and 2013, respectively; 0, 0 and 0 shares issued and outstanding at December 31, 2014, September 30, 2014 and 2013, respectively	—	—	—
Common stock, $0.0001 par value; 100,000,000, 100,000,000 and 100,000,000 shares authorized at December 31, 2014, September 30, 2014 and 2013, respectively; 24,303,267, 24,230,281 and 24,082,802 shares issued and outstanding at December 31, 2014, September 30, 2014 and 2013, respectively	2	2	2
Additional paid-in capital	94,394	93,637	90,857
Retained earnings	184,099	168,124	252,656
Accumulated other comprehensive income	49,965	48,562	48,676
Total stockholders’ equity	328,460	310,325	392,191
Total liabilities and stockholders’ equity	$527,387	$519,449	$610,214

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share and Share Data)

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
		(unaudited)
Net sales	$210,003	$211,672	$633,153	$787,644	$818,932
Cost of sales	179,516	209,176	633,304	788,774	736,241
Gross profit (loss)	30,487	2,496	(151)	(1,130)	82,691
Operating expenses:
Research and development	1,397	1,455	5,941	7,776	7,615
Sales and marketing	4,819	5,908	19,015	22,720	24,457
General and administrative	4,675	3,343	15,421	17,118	19,839
Stock-based compensation expense resulting from change in control	—	—	—	9,582	—
Impairment and restructuring (recoveries) expenses	(396)	—	33,939	7,537	(2,468)
Total operating expenses	10,495	10,706	74,316	64,733	49,443
Operating income (loss)	19,992	(8,210)	(74,467)	(65,863)	33,248
Other income (expense), net:
Interest income	239	209	1,025	727	1,352
Interest expense	(71)	(122)	(497)	(487)	(555)
Other income (expense), net	199	296	1,498	1,002	1,656
Income (loss) before income taxes	20,359	(7,827)	(72,441)	(64,621)	35,701
Provision for income taxes	(4,384)	(1,452)	(12,091)	(910)	(6,216)
Net income (loss)	15,975	(9,279)	(84,532)	(65,531)	29,485
Other comprehensive income:
Foreign currency translation adjustment	1,403	2,183	(114)	7,723	1,151
Total comprehensive income (loss)	$17,378	$(7,096)	$(84,646)	$(57,808)	$30,636
Net income (loss) per share:
Basic	0.66	$(0.39)	(3.50)	$(2.74)	$1.24
Diluted	0.65	$(0.39)	(3.50)	$(2.74)	$1.22
Shares used in computing net income (loss) per share:
Basic	24,267,567	24,083,932	24,122,843	23,897,651	23,782,540
Diluted	24,624,368	24,083,932	24,122,843	23,897,651	24,077,479

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at September 30, 2011	24,049,780	$2	$87,577	$—	$288,702	$39,802	$416,083
Issuance of common stock for equity awards	211,742	—	168	—	—	—	168
Stock-based compensation expense	—	—	4,900	—	—	—	4,900
Tax benefits from settlements of stock-based equity awards	—	—	177	—	—	—	177
Net income	—	—	—	—	29,485	—	29,485
Translation adjustment	—	—	—	—	—	1,151	1,151
Tax withholdings for net share settlement of equity awards	(60,401)	—	(1,131)	—	—	—	(1,131)
Repurchase of common stock	(438,400)	—	—	(8,844)	—	—	(8,844)
Retirement of treasury shares	—	—	(8,844)	8,844	—	—	—
Balance at September 30, 2012	23,762,721	$2	$82,847	$—	$318,187	$40,953	$441,989
Issuance of common stock for equity awards	655,373	—	607	—	—	—	607
Stock-based compensation expense	—	—	13,612	—	—	—	13,612
Tax shortfall from settlements of stock-based equity awards	—	—	(665)	—	—	—	(665)
Net loss	—	—	—	—	(65,531)	—	(65,531)
Translation adjustment	—	—	—	—	—	7,723	7,723
Tax withholdings for net share settlement of equity awards	(215,316)	—	(3,454)	—	—	—	(3,454)
Repurchase of common stock	(119,976)	—	—	(2,090)	—	—	(2,090)
Retirement of treasury shares	—	—	(2,090)	2,090	—	—	—
Balance at September 30, 2013	24,082,802	$2	$90,857	$—	$252,656	$48,676	$392,191
Issuance of common stock for equity awards	201,295	—	848	—	—	—	848
Stock-based compensation expense	—	—	3,147	—	—	—	3,147
Tax shortfall from settlements of stock-based equity awards	—	—	(672)	—	—	—	(672)
Net loss	—	—	—	—	(84,532)	—	(84,532)
Translation adjustment	—	—	—	—	—	(114)	(114)
Tax withholdings for net share settlement of equity awards	(53,816)	—	(543)	—	—	—	(543)
Balance at September 30, 2014	24,230,281	$2	$93,637	$-	$168,124	$48,562	$310,325
Issuance of common stock for equity awards	106,990	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,126	—	—	—	1,126
Net income	—	—	—	—	15,975	—	15,975
Translation adjustment	—	—	—	—	—	1,403	1,403
Tax withholdings for net share settlement of equity awards	(34,004)	—	(369)	—	—	—	(369)
Balance at December 31, 2014	24,303,267	$2	$94,394	$—	$184,099	$49,965	$328,460

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
		(unaudited)
Cash flows from operating activities
Net income (loss)	$15,975	$(9,279)	$(84,532)	$(65,531)	$29,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,741	12,821	51,380	58,154	53,082
Deferred taxes	508	(65)	7,499	(2,523)	(2,290)
Stock-based compensation expense	1,126	621	3,147	13,612	4,900
Excess tax benefit related to stock option exercises	—	—	(57)	(29)	(177)
Asset (recoveries) impairments	(1,816)	—	18,241	7,537	(2,468)
Gain on disposal of property, plant and equipment	(264)	(1,058)	(1,571)	(1,702)	(516)
Changes in operating assets and liabilities:
Accounts receivable	819	(14,963)	(1,623)	33,478	(14,837)
Inventories	11,693	8,417	10,624	44,216	(37,462)
Other current assets	(1,473)	(2,460)	3,766	1,075	(4,527)
Other assets	125	127	5,103	767	(585)
Accounts payable	(12,954)	12,220	(6,972)	(9,459)	31,349
Other current liabilities	12,500	958	(1,590)	(5,334)	8,046
Income taxes payable	4,130	938	(1,543)	(1,789)	1,236
Other liabilities	(10,109)	2	2,401	898	3,047
Net cash provided by operating activities	35,001	8,279	4,273	73,370	68,283
Cash flows from investing activities
Purchases of property and equipment	(4,045)	(6,563)	(18,529)	(47,333)	(86,077)
Proceeds from sale of equipment and assets held for sale	3,201	1,054	4,150	2,764	11,471
Change in restricted cash	—	—	(520)	—	—
Government grants received	—	4,151	4,151	—	—
Net cash used in investing activities	(844)	(1,358)	(10,748)	(44,569)	(74,606)
Cash flows from financing activities
Excess tax benefit related to stock option exercises	—	—	57	29	177
Tax withholdings for net share settlement of equity awards	(369)	(5)	(543)	(3,454)	(1,131)
Proceeds from exercise of stock options		66	848	607	168
Debt issuance costs	—	—	(442)	—	—
Repurchase of common stock	—	—	—	(2,090)	(8,844)
Net cash (used in) provided by financing activities	(369)	61	(80)	(4,908)	(9,630)
Effect of exchange rate changes on cash	(73)	(245)	72	(1,065)	385
Net increase (decrease) in cash	33,715	6,737	(6,483)	22,828	(15,568)
Cash and cash equivalents at beginning of period	98,667	105,150	105,150	82,322	97,890
Cash and cash equivalents at end of period	$132,382	$111,887	$98,667	$105,150	$82,322
Non-cash investing activities
Purchases of property and equipment	$2,170	$3,606	$6,989	$8,950	$34,350
Supplemental disclosure
Cash paid for interest	$49	—	$174	$533	$528
Cash paid for income taxes	$291	$12	$1,622	$4,664	$6,274

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61%, 61% and 62% of the Company’s outstanding common stock as of December 31, 2014, September 30, 2014 and September 30, 2013, respectively. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

Change in Fiscal Year End

On August 4, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of this change, the Company is filing a Transition Report on Form 10-K for the three-month transition period ended December 31, 2014. References to any of the Company’s fiscal years mean the fiscal year ending September 30 of that calendar year. Financial information in these notes with respect to the three months ended December 31, 2013 is unaudited.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2014, September 30, 2014 and September 30, 2013.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$18,208	$—	$—
	$18,208	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$19,118	$—	$—
	$19,118	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$14,141	$—	$—
Forward contracts (other current assets)	—	179	—
Forward contracts (accrued liabilities)	—	(34)	—
	$14,141	$145	$—

As of December 31, 2014, assets held for sale were measured at fair value on a non-recurring basis. Based on the relevant FASB authoritative guidance, the carrying value of assets held for sale was written down to $11,387 as of December 31, 2014 (refer to Note 11). The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for assets held for sale. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2014 and September 30, 2014:

	Fair Value Measurements of Assets on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$11,387
	$—	$—	$11,387

	Fair Value Measurements of Assets on a Non-Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$12,219
	$—	$—	$12,219

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

Restricted Cash

The Company held Chinese Renminbi (“RMB”) 3,200 as of December 31, 2014 and September 30, 2014, (which were approximately $523 and $520, respectively) of cash restricted due to customs deposit requirements in China, which was segregated from cash and cash equivalents and included within other current assets. The restriction is expected to cease within twelve months.

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

The Company reviewed the recoverability of the carrying value of goodwill on an annual basis typically during its fourth fiscal quarter, or more frequently when an event occurred or circumstances changed to indicate that an impairment of goodwill had possibly occurred. At June 30, 2013, the Company performed an interim goodwill impairment test on its single reporting unit. Upon completion of the impairment test, the Company determined that its goodwill was impaired and recorded a charge of $7,537 during the fiscal third quarter of 2013 to fully impair its goodwill, resulting in a balance of $0 as of September 30, 2013. Refer to Note 11 for further details.

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

All non-income government-assessed taxes (sales and value added taxes) collected from customers and remitted to governmental agencies are recorded on a net basis (excluded from net sales) in the accompanying consolidated financial statements. Such taxes are recorded in accrued liabilities until they are remitted to the appropriate governmental agencies.

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

Changes in the product warranty accrual for the three months ended December 31, 2014 and fiscal years ended September 30, 2014, 2013 and 2012, were as follows:

	Balance at Beginning of Period	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Period
Three Months Ended December 31, 2014	$997	$(467)	$483	$1,013
Fiscal Year Ended September 30, 2014	$1,076	$(4,570)	$4,491	$997
Fiscal Year Ended September 30, 2013	$346	$(3,469)	$4,199	$1,076
Fiscal Year Ended September 30, 2012	$279	$(991)	$1,058	$346

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

The recognition of restructuring charges requires making certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent that actual results differ from these estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. During the three months ended December 31, 2014, the Company recorded restructuring charges of $1,420. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded restructuring charges (recoveries) of $15,698, $0 and $(2,468), respectively. Refer to Note 11 for further details.

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

Foreign currency transactions occur primarily when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the Consolidated Statements of Comprehensive Income. For the three months ended December 31, 2014, foreign exchange transaction gains and losses were included in other income (expense), net and were net gains of $75. For the fiscal years ended September 30, 2014, 2013 and 2012, they were net gains (losses) of $605, $348 and $(69), respectively.

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

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes expense for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For the service-based restricted stock units, the Company determines the fair value using the closing price of the Company’s common stock on the date of grant. For the performance-based restricted stock units, the Company determines the fair value using a Monte Carlo simulation model based on the underlying common stock closing price as of the grant performance date, the expected term, stock price volatility, and risk-free interest rates.

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

The following table presents a reconciliation of basic and diluted shares:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Basic weighted-average number of common shares outstanding	24,267,567	24,083,932	24,122,843	23,897,651	23,782,540
Dilutive effect of potential common shares	356,801	—	—	—	294,939
Diluted weighted-average number of common and potential common shares outstanding	24,624,368	24,083,932	24,122,843	23,897,651	24,077,479
Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	721,098	811,774	897,201	903,263	372,530

Recent Accounting Pronouncements

During May 2014, the FASB issued revised authoritative guidance that requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of this guidance on its financial position, results of operations and cash flows.

During July 2013, the FASB issued revised authoritative guidance that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (which was October 1, 2014 for the Company). The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. Related Party Transactions

Rent expense for the three months ended December 31, 2014 and fiscal years ended September 30, 2014, 2013 and 2012 included related-party payments to various WBL subsidiaries of $54, $224, $204 and $133, respectively. As of December 31, 2014, the Company leased approximately 12,000 square feet of office space from WBL related parties.

3. Composition of Certain Balance Sheet Components

Inventories, net of applicable write-downs, were composed of the following:

	December 31,	September 30,
	2014	2014	2013
Raw materials and supplies	$19,268	$23,430	$27,080
Work-in-progress	15,713	20,871	20,965
Finished goods	30,646	31,697	38,808
	$65,627	$75,998	$86,853

Property, plant, and equipment, net, were composed of the following:

	December 31,	September 30,
	2014	2014	2013
Building	$50,450	$50,175	$68,679
Machinery and equipment	334,539	334,013	406,010
Computers and capitalized software	13,328	12,819	13,014
Leasehold improvements	1,290	1,496	14,145
Construction-in-progress	598	2,533	5,307
	$400,205	$401,036	$507,155
Accumulated depreciation and amortization	(235,860)	(225,148)	(263,099)
	$164,345	$175,888	$244,056

Depreciation expense for the three months ended December 31, 2014 and 2013, was $14,674 and $12,703, respectively. Depreciation expense for the fiscal years ended September 30, 2014, 2013 and 2012, was $50,933, $57,187 and $52,249, respectively.

Other current liabilities were composed of the following:

	December 31,	September 30,
	2014	2014	2013
Wages and compensation	$13,855	$13,785	$16,822
Restructuring expenses¹	5,710	4,811	—
Current portion of liabilities on uncertain tax positions[2]	12,524	—	—
Other accrued expenses	10,608	11,444	14,637
	$42,697	$30,040	$31,459

[1]	Refer to Note 11 for further information on the Company’s impairment and restructuring activities during the three months ended December 31, 2014 and fiscal year ended September 30, 2014.
[2]	Refer to Note 4 for further information on the Company’s income taxes.

Other long-term liabilities were composed of the following:

	December 31,	September 30,
	2014	2014	2013
Liabilities on uncertain tax positions¹	$7,933	$17,824	$17,316
Other	3,245	3,447	1,747
	$11,178	$21,271	$19,063

[1]	Refer to Note 4 for further information on the Company’s income taxes.

4. Income Taxes

United States and foreign income (loss) before taxes were as follows:

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
United States	$307	$(27,556)	$(3,544)	$2,184
Foreign	20,052	(44,885)	(61,077)	33,517
	$20,359	$(72,441)	$(64,621)	$35,701

The provision for income taxes consisted of the following components:

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
Current:
Federal	$406	$(3,321)	$578	$1,407
State	27	(676)	18	391
Foreign	3,495	8,584	3,186	6,717
	$3,928	$4,587	$3,782	$8,515
Deferred:
Federal	$(154)	$3,619	$(1,855)	$400
State	(3)	988	34	(59)
Foreign	613	2,897	(1,051)	(2,640)
	456	7,504	(2,872)	(2,299)
	$4,384	$12,091	$910	$6,216

Deferred tax assets (liabilities) were composed of the following:

	December 31,	September 30,
	2014	2014	2013
Deferred tax assets:
Net operating loss	$33,492	$34,138	$20,359
Inventories	322	251	520
Depreciation	9,832	8,783	5,985
Stock-based compensation	2,660	2,761	3,018
Asset impairment	16	393	137
Accrued expenses	1,675	2,373	6,337
Allowance for doubtful accounts	443	428	451
Warranty reserve	251	249	227
Capital loss carryforward	—	—	—
Investments	155	156	174
Foreign tax credits	567	1,494	902
Amortization	1,882	1,910	2,233
Other	35	32	—
Subtotal deferred tax assets	51,330	52,968	40,343
Valuation allowance	(41,394)	(42,611)	(22,536)
Total deferred tax assets	9,936	10,357	17,807
Deferred tax liabilities:
Deferred revenue	302	267	170
Other	—	—	43
Total deferred tax liabilities	302	267	213
Net deferred tax assets	$9,634	$10,090	$17,594

The Company’s valuation allowance amounted to $41,394, $42,611 and $22,536 as of December 31, 2014, September 30, 2014 and 2013, respectively. The valuation allowance is recorded against deferred tax assets and consisted of net operating loss carryforwards, fixed assets, tax credits, provisions and accrued expenses. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support its reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no other valuation allowances were required on its other jurisdictions. The valuation allowance decreased by $1,217 due to releasing of valuation allowance from utilization of net operating loss and other deferred tax assets. There is uncertainty regarding the future realization of these deferred tax assets, and management has determined that more likely than not, it will not receive future tax benefits from these assets.

As of December 31, 2014, September 30, 2014 and 2013, the Company had net operating loss carryforwards for federal tax purposes of $24,007, $25,038 and $0, respectively. The Company had net operating loss carryforwards for state tax purposes of $9,403, $9,468 and $2,779, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $186,241, $192,606 and $114,077, respectively. The net operating loss carryforward will begin to expire in 2034 for federal tax purposes. The net operating loss carryforwards will begin to expire in 2030 for state and 2019 for foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $567, which will begin to expire in 2022.

The benefit from (provision for) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	0.0	(0.9)	—	0.3
Foreign rate variance	(24.6)	(14.9)	(18.0)	(23.0)
Nondeductible expenses	0.7	(0.6)	(1.3)	0.8
Nontaxable income	—	12.8	—	—
Return to provision adjustments	(0.5)	(0.1)	1.2	0.2
Tax contingency reserve	12.8	(7.9)	(0.6)	3.6
Valuation allowance	(2.4)	(38.9)	(16.3)	0.2
Other	1.5	(0.2)	(0.4)	0.3
	21.5%	(16.7)%	(1.4)%	17.4%

The Company currently enjoys tax incentives for certain of its Asia operations. Certain Asia operations are subject to taxes at a rate lower than the statutory rates. However, these tax holidays and tax incentives may be challenged, modified or even eliminated by taxing authorities or due to changes in law. The tax incentives for the Company’s operations in Singapore expired on June 30, 2013.

Due to the valuation allowance against certain operating losses for the quarter ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, the Company did not benefit from the tax incentives. Had the Company not received the tax incentive for its operations in Asia, net income for the fiscal year ended September 30, 2012 would have been decreased to the pro forma amounts as illustrated below:

Fiscal Year Ended September 31, 2012
Net income, as reported	$29,485
Additional tax in China and Singapore	(780)
Pro forma net income	$28,705
Net income per share:
Basic, as reported	$1.24
Basic, pro forma	$1.21
Diluted, as reported	$1.22
Diluted, pro forma	$1.19

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $124,743 for the three months ended December 31, 2014. Undistributed earnings amounted to $104,022, $152,302 and $217,255 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. If such earnings were repatriated, the amount of unrecognized deferred tax liability is estimated to be approximately $18,500.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31, 2014	September 30, 2014	September 30, 2013
Unrecognized tax benefits at beginning of the period	$24,143	$15,425	$15,423
Increases for positions taken in current period	—	9,526	2
Increases for positions taken in prior period	1,966	6,268	—
Decreases for positions settled with taxing authorities	—	(7,075)	—
Decreases for expiration of statute of limitations	—	(1)
Unrecognized tax benefits at end of the period	$26,109	$24,143	$15,425

As of December 31, 2014, the Company’s liability for income taxes associated with uncertain tax positions increased to $26,109 from $24,143 as of September 30, 2014. The liabilities that would favorably affect the Company’s effective tax rate were $17,510 and $15,187 at December 31, 2014 and September 30, 2014, respectively. As of December 31, 2014, the Company received new information not previously available associated with uncertain tax positions related to prior year intercompany transactions. After evaluation of such information, the Company changed its judgment on these uncertain tax positions and recorded additional liability in the amount of $1,966 as of December 31, 2014. The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $309, $545 and $624 of net interest for the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, respectively. In total, the Company has recognized a liability of $2,746 and $2,437 for interest as of December 31, 2014 and September 30, 2014, respectively.

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

The Chinese tax authority has concluded the field work associated with auditing the income tax returns of MFC and MFC1 for tax years 2005 through 2011 related to transfer pricing on tangible goods sold by the Company to related parties. As of December 31, 2014, the Chinese tax authority informed the Company of an assessment of $12,524, including interest. Management believes that an adequate provision has been made related to this audit. The Chinese tax authority issued the final notice of assessment, and the Company made the corresponding payment in February 2015. The Company may be seeking relief from double taxation through competent authority on this cross-border adjustment.

The Chinese tax authority is currently auditing the income tax returns of MCH for tax years 2011 through 2014. The Chinese tax authority raised questions related to transfer pricing on tangible goods sold by the Company to related parties. The questions primarily related to the transfer pricing methodology and the selection of comparable companies. Discussions with the Chinese tax authority surrounding this issue are ongoing. Management believes that an adequate provision has been made related to this audit.

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

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 RMB ($32,685 at December 31, 2014). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. In addition, MFC and ABC entered into a Facility Offer Letter dated as of July 1, 2013, which sets forth the loan pricing. The loan interest rate for the U.S. dollar borrowing under the MFC Credit Line will be negotiated by the parties based on the lending cost in the Chinese market for the U.S. dollar transactions on the day the loan is made.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($49,028 at December 31, 2014). The CCB Credit Line will mature on May 5, 2016. MFC and CCB have also entered into a Facility Offer Letter which sets forth the pricing negotiated by the parties. Interest on the credit line agreement for RMB lending is based on the current rate set by the People’s Bank of China at the time of borrowing. For U.S. dollar lending, the interest rate will be negotiated and determined by both parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

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

A summary of the lines of credit is as follows:

	Amounts Available at			Amounts Outstanding at
	December 31, 2014	September 30, 2014	September 30, 2013	December 31, 2014	September 30, 2014	September 30, 2013
Line of credit (BA)	$30,000	$30,000	$—	$—	$—	$—
Line of credit (ABC)	32,685	32,507	32,531	—	—	—
Line of credit (CCB)	49,028	48,761	48,796	—	—	—
Line of credit (BC)	—	—	11,000	—	—	—
Line of credit (JPM)	—	—	50,000	—	—	—
	$111,713	$111,268	$142,327	$—	$—	$—

As of December 31, 2014, the Company was in compliance with all covenants under its lines of credit.

6. Segment Information and Geographic Data

Based on the evaluation of the Company’s internal financial information, management believes that the Company operates in one reportable segment under one reporting unit. The Company is primarily engaged in the engineering, design and manufacture of flexible circuit boards along with related component assemblies. The Company operates in four geographical areas: United States, China, Singapore and Other (which includes Malaysia, Korea and the United Kingdom). Net sales are presented based on the country in which the sales originate, which is where the legal entity is domiciled. The financial results of the Company’s geographic areas are presented on a basis consistent with the consolidated financial statements. The geographic area’s net sales amounts include intra-company product sales transactions, which are offset in the elimination line.

Financial information by geographic area is as follows:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Net sales
United States	$3,051	$5,110	$16,426	$14,619	$23,349
China	185,372	227,457	622,475	829,379	806,504
Singapore	200,222	194,025	552,557	754,026	790,867
Other	1,717	1,709	23,831	2,706	377
Eliminations	(180,359)	(216,629)	(582,136)	(813,086)	(802,165)
Total	$210,003	$211,672	$633,153	$787,644	$818,932

	December 31,	September 30,
	2014	2014	2013
Long-lived assets (property, plant and equipment and land use rights)
United States	$1,114	$1,314	$2,325
China	165,997	177,283	248,857
Singapore	254	283	433
Other	88	99	144
Total	$167,453	$178,979	$251,759

Net sales by geographic region based on the location of the customer is summarized below:

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
United States	$81,310	$65,964	$17,968	$26,125
Mexico	—	—	8,489	39,195
Canada	413	5,688	1,965	6,245
China	53,589	357,170	580,804	460,489
Hong Kong	25,963	138,795	136,445	238,412
Japan	38,258	45,238	7,750	29
Malaysia	214	1,005	1,569	7,580
Other Asia-Pacific	10,193	17,361	26,591	22,278
Europe	4	21	5,301	16,339
Other	59	1,911	762	2,240
	$210,003	$633,153	$787,644	$818,932

Sales to customers in Other Asia-Pacific noted above included Singapore, Taiwan, Vietnam and Korea. Sales to customers in Europe included France, Germany, Hungary, the Netherlands and the United Kingdom.

7. Significant Concentrations

Customers

For the three months ended December 31, 2014 and 2013, net sales to one of the Company’s largest Original Equipment Manufacturer (“OEM”) customers, inclusive of net sales made to its designated subcontractors, was 76% and 71%, respectively, of total net sales. For the fiscal years ended September 30, 2014, 2013 and 2012, net sales to this OEM customer were 57%, 75% and 74% of total net sales, respectively.

Net sales to another OEM customer, inclusive of net sales made to its designated subcontractors was 12% of total net sales for the three months ended December 31, 2014. Net sales to the same OEM customer were 17%, 3% and 4% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company subcontractors.

	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2014	2014	2013	2012
Net sales
Customer—7	10%	14%	3%	3%
Customer—8	38%	8%	0%	0%
Customer—9	15%	7%	1%	1%

	As of December 31, 2014	As of September 30,
	2014	2013
Accounts receivable
Customer—7	20%	22%	1%
Customer—8	35%	24%	1%
Customer—9	9%	17%	3%

Industry

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Smartphones	72%	74%	71%	71%	69%
Tablets	18%	17%	16%	21%	27%
Consumer electronics	6%	6%	7%	7%	2%

8. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows:

Year Ending December 31,	Future Minimum Lease Payments
2015	327
2016	38
2017	1
2018	—
2019 and beyond	—
Total	$366

Rental expense for the aforementioned operating leases was $186 for the three months ended December 31, 2014. Rental expense for the aforementioned operating leases was $1,277, $1,428 and $1,201 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2014, the Company had outstanding purchase commitments to acquire capital assets and other materials and services of $8,791, which exclude amounts already recorded on the Consolidated Balance Sheets.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of MFC and MFLEX Chengdu’s after-tax profit, subject to certain cumulative limits. These restrictions on net income for the three months ended December 31, 2014 was $20,170. These restrictions on net income for the fiscal years ended September 30, 2014, 2013 and 2012 were $19,824, $19,838 and $17,741, respectively.

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

The Company’s assessment of the estimated fair value of stock options and stock appreciation rights granted is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options and stock appreciation rights granted. Expected forfeitures are estimated based on the historical turnover of the Company’s employees. The fair value of service-based restricted stock units granted is based on the closing price of the Company’s common stock on the date of grant.

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

Stock Options

No stock options were granted during the three months ended December 31, 2014 and 2013 or the fiscal years ended September 30, 2014, 2013 and 2012. No unearned compensation existed as of December 31, 2014 related to stock options. As of December 31, 2014 and September 30, 2014, 15,000 stock options were outstanding and exercisable with a weighted-average exercise price of $20.81. As of December 31, 2014, the weighted-average remaining contractual life was 0.17 years. No stock options were exercised during the three months ended December 31, 2014. The aggregate intrinsic value of stock options exercised was $16 for the three months ended December 31, 2013. The aggregate intrinsic value of stock options exercised was $177, $278 and $255 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Service and Performance-Based Restricted Stock Units

During the three months ended December 31, 2014 and fiscal years ended September 30, 2014, 2013 and 2012, the Company granted service-based restricted stock units (“RSUs”) under the 2014 Plan and the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On October 22, 2014, the Company granted 289,417 performance-based RSUs (the “TSR PSUs”), which vest upon both market and performance conditions. The market condition was measured by determining the Company’s total shareholder return (“TSR”), rounded to the nearest whole number, for the three-year period beginning October 1, 2014 through December 31, 2017 versus the TSR of the Nasdaq Total Return Index (the “Index”) for the same period, using the calendar three-month average daily closing price of each on October 1, 2014 as compared to December 31, 2017. On October 22, 2014, the Company also granted 94,507 performance-based RSUs (the “Stock Price PSUs”) containing both market and performance conditions, whereby the market condition was measured by the increase in the stock price of the Company, using the previous 20 trading day average daily closing price of each on October 21, 2014 and December 31, 2015.

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

The grant date fair value of the TSR PSUs was calculated utilizing the following assumptions:

	TSR PSUs	Nasdaq Total Return Index Benchmark Inputs
Expected stock return/ discount rate[1]	0.88%	0.88%
Dividend yield	—	—
Volatility[2]	40.0%	15.0%
Grant date	10/22/2014	10/22/2014
Three-month average share price[3]	$10.20	$4,952.85
Expected vesting period (in years)	3.3	N/A
Correlation	0.47	0.47
Fair value per share	$5.57	N/A

[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	Volatilities were calculated as of fiscal year end dates for the Company.
[3]	The three-month daily average share price was based on the average of the three-month daily closing price for the Company’s common stock and the Nasdaq Total Return Index as of October 1, 2014.

The grant date fair value of the Stock Price PSUs was calculated utilizing the following assumptions:

Stock Price PSUs
Expected stock return/ discount rate[1]	0.20%
Dividend yield	—
Volatility[2]	35.0%
Grant date	10/22/2014
20-trading day average share price[3]	$9.39
Expected vesting period (in years)	1.2
Fair value per share	$4.73

[1]	The expected stock return/discount rate was based on the yield to maturity of short-term government bonds over the expected term as of the grant date.
[2]	The volatility was calculated as of fiscal year end dates for the Company.
[3]	The 20-trading day average share price was based on the previous 20 day average daily closing price for the Company’s common stock as of October 21, 2014.

RSU activity for the three months ended December 31, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2014	708,469	$12.61
Granted	978,386	7.55
Vested	(106,990)	13.10
Forfeited	(11,500)	11.52
Non-vested shares outstanding at December 31, 2014	1,568,365	$9.43

RSU details for the three months ended December 31, 2014 and 2013 as well as fiscal years ended September 30, 2014, 2013 and 2012 are summarized as follows:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Service-based RSUs granted	594,912	273,372	326,988	341,583	191,010
Performance-based RSUs granted	383,474	261,845	261,845	96,556	110,046
Weighted-average grant-date fair value of non-vested RSUs granted	$7.55	$11.21	$11.43	$17.03	$20.31
Weighted-average fair value of RSUs vested	$13.10	$—	$19.28	$20.40	$21.09
Aggregate intrinsic value of RSUs vested	$1,161	$—	$1,136	$9,458	$4,017

Unearned compensation as of December 31, 2014 was $9,629 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 2.4 years.

Stock Appreciation Rights

No SSARs were granted during the three months ended December 31, 2014 and the fiscal year ended September 30, 2014. During the fiscal years ended September 30, 2013 and 2012, the Administrator approved the grant of SSARs to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs granted to employees generally vest either over a period of three years with one-third vesting on each of the anniversary dates of the grant date or may vest completely on the third anniversary date of the grant date and have a contractual life of 10 years. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Total compensation cost related to SSARs is recognized over the vesting period and is determined based on the whole number of shares issued multiplied by the grant date fair value.

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

As of December 31, 2014 and September 30, 2014, 695,673 SSARs were outstanding and exercisable (with a weighted-average exercise price of $19.96). Unearned compensation as of December 31, 2014 was $0 as all SSARs were vested. No SSARs were exercised during the three months ended December 31, 2014 and 2013 as well as the fiscal years ended September 30, 2014 and 2013. The aggregate intrinsic value of SSARs exercised during the fiscal year ended September 30, 2012 was $69.

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type (excluding the stock-based compensation expense resulting from the change in control described below) included in the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013 as well as fiscal years ended September 30, 2014, 2013 and 2012:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
Cost of sales	$99	$55	$234	$377	$456
Research and development	99	73	325	478	357
Sales and marketing	151	103	437	614	915
General and administrative	777	390	2,151	2,561	3,172
Stock-based compensation resulting from change in control	—	—	—	9,582	—
Total	$1,126	$621	$3,147	$13,612	$4,900

The following table shows a summary of the stock-based compensation expense by award type (including the stock-based compensation expense of $7,932 for RSUs and $1,650 for SSARs resulting from the change in control described below) recorded for the three months ended December 31, 2014 and 2013 as well as fiscal years ended September 30, 2014, 2013 and 2012:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013	2012
RSUs	$1,126	$621	$3,147	$11,245	$3,745
SSARs	—	—	—	2,367	1,155
Total	$1,126	$621	$3,147	$13,612	$4,900

 Change in Control

In connection with the stock acquisition made by UE of WBL discussed in Note 1, the Company reviewed the 2004 Plan, and its Change in Control Plan dated January 18, 2012 (the “CiC Plan”), and determined that a “Change in Control,” as defined in the 2004 Plan and the CiC Plan, occurred as of May 23, 2013. As a result, the Company recorded stock-based compensation expense of $9,582 during the Company’s third fiscal quarter of 2013 related to the accelerated vesting of outstanding serviced-based RSUs and SSARs, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013. The expense consisted of the following:

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

The Company accounts for all of its derivative instruments in accordance with the relevant FASB authoritative accounting guidance for derivatives and hedges. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. As of December 31, 2014, there were no outstanding foreign currency forward contracts.

The changes in fair value of the Company’s derivative instruments are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. The Company recognized gains of $0 and $414 during the three months ended December 31, 2014 and 2013, respectively, related to derivative financial instruments. The Company recognized gains of $68, $872 and $270 during the fiscal years ended September 30, 2014, 2013 and 2012, respectively, related to derivative financial instruments.

11. Impairment and Restructuring

Fiscal Year 2014 Impairment and Restructuring

During the three months ended March 31, 2014, following a full review of its manufacturing footprint and in an effort to realign its manufacturing capacity and costs with expected net sales, the Company initiated its plan to consolidate its production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China (one of which is a leased facility), were consolidated into the Company’s two main manufacturing plants under MFC in Suzhou. In addition, as part of the Restructuring, the Company closed MFE, which was previously located in Cambridge, United Kingdom and has reduced headcount at its other locations.

The Company’s manufacturing facility in Chengdu, China ceased operations and met the criteria to be classified as assets held for sale per the relevant authoritative FASB guidance as of March 31, 2014. In addition, machinery and equipment at the Chengdu location and certain machinery and equipment and other fixed assets located at facilities in Suzhou, China ceased use and met the held for sale criteria as of March 31, 2014. Furthermore, one of the Company’s satellite manufacturing facilities, in Suzhou, China, certain machinery and equipment and other property, plant and equipment located at facilities in Suzhou, China ceased use and met the held for sale criteria as of September 30, 2014.

Long-Lived Asset Impairment

Based on the Company’s Restructuring plan, the Company determined that a triggering event to test its long-lived assets for recoverability existed during the three months ended December 31, 2014 and the fiscal year ended September 30, 2014. The Company’s long-lived assets consisted primarily of property, plant and equipment and other assets.

Assets Held and Used

For assets classified as held and used, consisting of all property and equipment not held for sale, the Company compared its calculation of the undiscounted cash flows to the carrying value of the assets and concluded that no instances of impairment were identified as of December 31, 2014 and September 30, 2014.

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

Other Restructuring-Related Costs

A pre-tax restructuring charge of $15,698 was recorded during the fiscal year ended September 30, 2014, which included $9,699 of one-time termination benefits, $804 of contract termination costs and $5,195 of other costs (of which $198 was non-cash).

December 2014 Quarter Update

During the three months ended December 31, 2014, the Company recorded impairment and restructuring recoveries of $(396), which consisted of asset recoveries of $(1,816), one-time termination benefits of $701 and other costs of $719. The Company completed the sale of some of the assets previously classified as assets held for sale. The Company recorded a net gain of $1,818 related to machinery and equipment, partially offset by write-downs of $2 related to other property, plant and equipment. As of December 31, 2014, the Company completed its Restructuring initiatives.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at September 30, 2013	$—	$—	$—	$—
Restructuring additions	9,699	804	4,997	15,500
Adjustment/foreign exchange effect	88	—	—	88
Amount paid	(9,636)	(804)	(337)	(10,777)
Accrued at September 30, 2014	$151	$-	$4,660	$4,811
Restructuring additions	701	-	722	1,423
Adjustment/foreign exchange effect	54	(3)	—	51
Amount paid	(364)	-	(211)	(575)
Accrued at December 31, 2014	$542	$(3)	$5,171	$5,710

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

12. Subsequent Events

In February 2015, the Company completed the sale of a satellite facility in Suzhou, China that was classified as Assets held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2014. The facility sold for RMB 38,300 ($6,259 as of December 31, 2014), which will result in a gain of approximately $1,100.

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

	For the Quarters Ended (in thousands, except per share data)
	(unaudited)
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net sales	$172,884	$130,804	$117,793	$211,672	$188,254	$136,066	$173,674	$289,650
Cost of sales	155,340	138,023	130,765	209,176	194,308	140,312	189,207	264,947
Gross profit (loss)	17,544	(7,219)	(12,972)	2,496	(6,054)	(4,246)	(15,533)	24,703
Operating expenses:
Research and development	1,270	1,720	1,496	1,455	1,964	1,997	1,782	2,033
Sales and marketing	4,207	4,547	4,353	5,908	5,795	5,676	4,712	6,537
General and administrative	4,281	4,163	3,634	3,343	4,504	2,647	4,295	5,672
Stock-based compensation expense resulting from change in control	—	—	—	—	—	9,582	—	—
Impairment and restructuring	780	8,361	24,798	—	—	7,537	—	—
Total operating expenses	10,538	18,791	34,281	10,706	12,263	27,439	10,789	14,242
Operating income (loss)	7,006	(26,010)	(47,253)	(8,210)	(18,317)	(31,685)	(26,322)	10,461
Other income (expense), net:
Interest income	400	170	246	209	323	248	86	70
Interest expense	(139)	(19)	(217)	(122)	(126)	(112)	(138)	(111)
Other income (expense), net	375	711	116	296	774	73	170	(15)
Income (loss) before income taxes	7,642	(25,148)	(47,108)	(7,827)	(17,346)	(31,476)	(26,204)	10,405
(Provision for) benefit from income taxes	(1,719)	(3,612)	(5,308)	(1,452)	(1,125)	(53)	2,325	(2,057)
Net income (loss)	$5,923	$(28,760)	$(52,416)	$(9,279)	$(18,471)	$(31,529)	$(23,879)	$8,348
Net income (loss) per share:
Basic	$0.25	$(1.19)	$(2.18)	$(0.39)	$(0.77)	$(1.32)	$(1.00)	$0.35
Diluted	$0.24	$(1.19)	$(2.18)	$(0.39)	$(0.77)	$(1.32)	$(1.00)	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on an evaluation carried out as of the end of the period covered by this Transition Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers required by this item is set forth in Part I, Item 1 of this Transition Report under the caption “Executive Officers of the Registrant.” Biographical information concerning each of the directors as of February 12, 2015 is set forth below.

Name	Age	Position
Hong Wai Chan	53	Class III director
Philippe Lemaitre	65	Class II director and Chairman of the Board
Linda Yuen-Ching Lim, Ph.D.	64	Class I director
James McCluney	63	Class I director
Reza Meshgin	51	Class III director, President and Chief Executive Officer
Donald K. Schwanz	70	Class II director
Roy Chee Keong Tan	43	Class II director
Sam Yau	66	Class I director

Hong Wai Chan joined our Board in February 2015. Mr. Chan served as a director of MFS Technology Ltd. (“MFS”) since 2010, was appointed as Executive Director in December 2013 and has served as its Chief Executive Officer since February 2014.  MFS is presently a cash and non-operating company which sold its business in late 2014 and an affiliate of the Company by virtue of being a wholly owned subsidiary of UEL. Mr. Chan was Managing Director of the Manufacturing Services of WBL from 2007 to 2013 where Mr. Chan had oversight responsibilities for manufacturing sites in China, Malaysia and the United Kingdom. Mr. Chan previously had manufacturing management roles at MMI Holdings Ltd. from April 1999 to November 2007 and at IBM Data Storage from October 1994 to April 1999. Mr. Chan holds a Bachelor’s Degree in Pure and Applied Physics from National University in Singapore. Mr. Chan brings almost thirty years of engineering and manufacturing knowledge to our Board, specifically with respect to the Asia Pacific region.

Philippe Lemaitre has served on the Board since March 2009, and has been Chairman of the Board since March 2011. Since September 2007, Mr. Lemaitre has served as a director of Nasdaq-listed Sun Hydraulics Corporation, a leading designer and manufacturer of high performance screw-in hydraulic cartridge valves and manifolds for worldwide industrial and mobile markets, serving on its Audit and Nominating Committees and as the Chairman of its Compensation Committee. In 2013, Mr. Lemaitre became chairman of the board of Sun Hydraulics Corporation. From October 1999 to January 2007, Mr. Lemaitre served as Chief Executive Officer and President of Woodhead Industries, a publicly held automation and electrical products manufacturer. From October 1999 to September 2006, Mr. Lemaitre also served as a member of Woodhead Industries’ board of directors, and was the Chairman of the Board from January 2001 through September 2006. Mr. Lemaitre holds an M.S. in civil engineering from École Spéciale des Travaux Publics in Paris, France and an M.S. in engineering from the University of California at Berkeley. Mr. Lemaitre’s experience as a director, including serving as committee and board chairman of other public companies, has provided him with leadership skills and industry expertise that he now brings to our Board. Having served on several different board committees at other organizations, Mr. Lemaitre has a broad background in management nuances, including experience selecting directors and working with finance departments and outside auditors.

Linda Y.C. Lim, Ph.D. has served on the Board since March 2008. Since 1984, Dr. Lim has served as a faculty member at the University of Michigan, becoming Professor of Strategy at the Stephen M. Ross School of Business in 2001, and serving as Director of the Center for Southeast Asian Studies from 2005 through 2009. She is a member of the executive committees of the University’s Center for International Business Education and Research, and its Lieberthal-Rogel Center for Chinese Studies. She has also served as Associate Director of the University’s International Institute and as a trustee of the non-profit Asia Society in New York, and is a board member of the Knight-Wallace Journalism Fellows at the University. Dr. Lim teaches M.B.A courses and executive education sessions on The World Economy and Business in Asia. Dr. Lim has consulted for many organizations, including various U.S. companies, private think-tanks, United Nations agencies and the Organisation for Economic Cooperation and Development. From January 1998 to August 2006, Dr. Lim was a director of Woodhead Industries. Dr. Lim holds a B.A. in economics from Cambridge University, an M.A. in economics from Yale University and a Ph.D. in economics from the University of Michigan. Dr. Lim brings to the Board expertise in global macroeconomics and international relations, as well as strategic expertise, with more than 30 years of experience as a professor in those areas. Particularly, Dr. Lim has spent significant time teaching and researching in Asian studies, giving her specific knowledge of Asian economic and business environments. Her experience as a consultant to U.S. multinational companies further broadens her international business perspective.

James McCluney joined the Board in July 2013. Mr. McCluney served as president and chief operating officer of Emulex Corporation from November 2003 through August 2006, and chief executive officer from August 2006 through July 2013, when he became executive chairman of the Emulex board of directors. Prior to that, he served as chairman of the board of Vixel Corporation, which he joined in 1999 as president and chief executive officer. During his tenure he successfully took the company public, and in late 2003, Emulex acquired Vixel. Earlier in his career, Mr. McCluney ran Apple’s European operations, rising to the position of senior vice president of worldwide operations and a member of the executive committee. Prior to working at Apple, he held senior management positions within Digital Equipment Corporation in the UK, Switzerland and the USA including vice president of worldwide materials and logistics. Mr. McCluney holds a Bachelor of Arts degree with honors in business and administration from Strathclyde University in Glasgow, Scotland. Mr. McCluney brings broad experience to the Company including operations management within technology companies and a history of board leadership.

Reza Meshgin joined us in June 1989, assumed his current position as our President and Chief Executive Officer in March 2008 and was elected to the Board of Directors in April 2008. Prior to his current role, Mr. Meshgin served as our President and Chief Operating Officer from January 2003 through February 2008, was Vice President and General Manager from May 2002 through December 2003, and prior to that time was our Engineering Supervisor, Application Engineering Manager, and Director of Engineering and Telecommunications Division Manager. Mr. Meshgin holds a B.S. in Electrical Engineering from Wichita State University and an M.B.A. from University of California at Irvine. Mr. Meshgin has served more than 20 years with the Company in multiple managerial roles, providing him with significant institutional knowledge and technical expertise. As our Chief Executive Officer, Mr. Meshgin brings to the Board significant senior leadership, as well as industry and global experience. Mr. Meshgin has been instrumental in our major expansion of our overseas manufacturing capacity and in our strategic initiative of diversifying our customer base.

Donald K. Schwanz has served on the Board since May 2008. Mr. Schwanz served from 2002 to 2007 as chairman of CTS Corporation, a leading designer and manufacturer of electronic components and sensors to OEMs in the automotive, computer, communications, medical and industrial markets. In addition, Mr. Schwanz served as CTS’ President and Chief Executive Officer between 2001 and 2007. From 1979 to 2000, Mr. Schwanz held numerous key management positions at Honeywell, Inc. Most recently he served as President of Honeywell Industrial Controls, a $2.8 billion global business specializing in process control systems. Prior to that, he was President of Honeywell’s Space and Aviation Controls business, the leading global supplier of avionics for commercial and business aircraft. Mr. Schwanz currently serves on the board of directors of PNM Resources, an energy holding company, and is on its Finance Committee and Audit and Ethics Committee. Mr. Schwanz began his business career in 1968 with Sperry Univac, Inc., where he held positions in program management, project engineering, sales and sales support. Mr. Schwanz is a 1966 graduate of the Massachusetts Institute of Technology where he received his B.S. in mechanical engineering. He received an M.B.A. from the Harvard Business School in 1968. Mr. Schwanz has significant executive experience with the strategic, financial and operational requirements of large manufacturing-oriented organizations, and brings to the Board senior leadership and electronics industry and financial experience. Mr. Schwanz’s experience as a member of various boards, including his work on a variety of board committees, has provided him with a broad business perspective and extensive experience on compensation matters.

Roy Chee Keong Tan joined the Board in 2012. Mr. Tan joined WBL Corporation Limited (“WBL”), our majority stockholder, in 2006 and served as its Chief Group Strategy Officer. After United Engineers Limited’s (“UEL”) acquisition of WBL, Mr. Tan began working for and served as Chief Strategy Officer of UEL, where his responsibilities include strategic development for UEL. Effective February 1, 2015, Mr. Tan was appointed as the Group Chief Financial Officer of UEL. Mr. Tan is also currently a board member of WBL. Mr. Tan has more than 15 years of experience in operations management, business development and strategic planning. Before joining WBL, Mr. Tan held various positions in OCBC Bank, ST Electronics and PhillipCapital. Mr. Tan graduated from University of Oxford with a Bachelor of Arts (Honors) in Mathematics; he also obtained a Master of Social Sciences (Applied Economics) and a Master of Science (Management of Technology) from the National University of Singapore. He is an FRM certified by Global Association of Risk Professionals, a CFA charterholder and a member of CFA Institute. Mr. Tan brings extensive experience with Asia-based companies in strategic planning to our Board. For a description of our agreements with WBL, see “Certain Relationships and Related Transactions.”

Sam Yau has served on the Board since June 2004. Since 1997, Mr. Yau has been a private investor. From 1995 to 1997, Mr. Yau served as Chief Executive Officer of National Education Corporation. From 1993 through 1994, Mr. Yau served as Chief Operating Officer of Advacare, Inc., a medical services company. Mr. Yau also served as a past Chairman of the Forum for Corporate Directors in Orange County, California. Mr. Yau holds a B.S.S. in economics from the University of Hong Kong and an M.B.A. from the University of Chicago. Mr. Yau brings expertise in corporate leadership and financial management to the Board, having served in executive roles with several large corporations. Mr. Yau has significant global experience in advising growth-focused companies with respect to strategic direction and corporate governance. Mr. Yau’s experience as a director of several public companies with overseas operations in the last 15 years also provides valuable cross-border experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our common stock are required to report their initial ownership of our common stock and any subsequent change in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Transition Report those persons who failed to timely file these reports. To our knowledge, based solely on a review of such reports furnished to us and written representations that no other reports were required during the three-month period ended December 31, 2014 (the “December Period”), we believe that all required reports were timely filed.

Corporate Governance

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee operates under a written charter adopted by our Board on April 12, 2004, and most recently updated on December 4, 2014. A copy of the Compensation Committee Charter is available on the Company’s website at www.mflex.com. The members of the Compensation Committee are Linda Lim, Ph.D., James McCluney (Chair) and Sam Yau, each of whom is a non-employee director under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, each of Dr. Lim and Messrs. McCluney and Yau meets the independence standards established by Nasdaq.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the SEC’s compensation disclosure rules with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Transition Report.

Compensation Committee

Linda Lim, Ph.D.

James McCluney (Chairman)

Sam Yau

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation programs for our chief executive officer, or CEO, and chief financial officer, or CFO, for the December Period, as well as our three other executive officers employed at the end of the December Period, all of whom we refer to collectively as our named executive officers or NEOs. Our named executive officers for the December Period were:

•	Reza Meshgin, President and Chief Executive Officer;
•	Tom Liguori, Executive Vice President and Chief Financial Officer;
•	Christine Besnard, Executive Vice President, General Counsel and Secretary;
•	Lance Jin, Executive Vice President and Managing Director of China Operations; and
•	Thomas Lee, Executive Vice President, Business Development.

Executive Summary

Our executive compensation programs are intended to align our named executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds the goals the Compensation Committee establishes with the objective of increasing stockholder value. In line with our “pay-for-performance” philosophy, the total direct compensation received by our named executive officers will vary based on corporate performance measured against annual and long-term performance goals. Our named executive officers’ total direct compensation is comprised of a mix of base salary, short-term incentive compensation and long-term incentive awards.

The Compensation Committee believes that employees in higher ranks should have a higher proportion of their total compensation delivered through performance-based components, such as performance-based incentive bonus opportunities and long-term incentive compensation in the form of equity awards. As a result, each named executive officer’s compensation is significantly correlated, both upward and downward, to our financial performance. The Compensation Committee further believes that the executive compensation packages provided to our named executive officers should include both cash and equity-based incentives. The use of equity-based compensation more directly ties their compensation and long-term wealth generation to the results received by our stockholders.

Change in Fiscal Year End

During 2014, we changed our fiscal year end from September 30 to December 31. When determining compensation for the December Period, the Compensation Committee determined that a one quarter short-term incentive compensation plan was appropriate for the December Period. However, except where specifically noted below, compensation decisions made in October 2014 cover both the December Period and fiscal year 2015.

Compensation Highlights

The Compensation Committee structured our executive compensation program for the December Period and fiscal year 2015 similar to recent prior years, with the changes to our short-term incentive compensation plan discussed below. Cash compensation consisted of base salary and a short-term performance-based incentive opportunity, and long-term incentive compensation consisted of equity compensation in the form of service-based restricted stock awards (“RSUs”) and performance-based restricted stock unit awards (“PSUs”).

Fiscal 2014 Business Highlights

Our corporate performance was a key factor in our executive compensation actions and decisions for the December Period and fiscal year 2015. Entering fiscal 2014, we had experienced a decline in revenue from fiscal year 2011 to fiscal year 2012 and fiscal year 2012 to fiscal year 2013. During fiscal year 2014, we undertook significant restructuring efforts, closing several of our facilities in China and Europe, which generated approximately $56.0 million in annual cost savings, exceeding our initial cost savings expectations. While we again experienced a decline in revenue from fiscal year 2013 to fiscal year 2014 and we experienced a net loss of $84.5 million for fiscal year 2014, we were able to return to profitability for the fourth quarter of fiscal year 2014 (ended September 30, 2014), with gross margin of 10.1% for that quarter. Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on November 14, 2014 for a more detailed description of our fiscal year 2014 financial results.

Pay-for-Performance Study and Market Analysis

Consistent with past practice, in 2014 the Compensation Committee commissioned both a pay-for-performance analysis and a competitive market analysis from its compensation consultant, Compensia, for use in setting future compensation. The market analysis assessed our fiscal year 2014 executive compensation opportunities at target pay levels as compared to target levels at the “market,” which for purposes of this analysis was a mix of our peers (where compensation information was available for a position) and published survey data. This study found that:

•	overall, the base salaries of our named executive officers aligned with market median, although the salaries of Ms. Besnard and Mr. Lee were closer to the 25th percentile than the market median;

•	target total cash compensation approximated the market median;

•	the value of fiscal year 2014 equity awards was approximately ten percent below the market median; and

•	target total direct compensation was, in the aggregate, just below the market median.

The pay-for-performance analysis, which compared our executive compensation and corporate performance to our peer group, again found moderate to strong alignment for the most recent one, two and three year periods.

In addition, Compensia provided the Compensation Committee with a historical pay analysis, which reviewed a five year comparison of target versus actual pay for our named executive officers. As noted above, the Company has had declining financial results since 2011 and the Compensation Committee wanted confirmation that our incentive plans were delivering compensation which appropriately fluctuated up and down with the Company’s performance. This analysis found that the pay-for-performance aspect of the Company’s compensation plans have been well designed, since actual pay has been below target pay when performance has lagged. For example, while target opportunities for the named executive officers may have stayed at or higher than past levels, many of the elements of such target pay were not realized by the executives (note that no bonuses were paid for fiscal years 2013 or 2014 and the PSUs granted in June 2013 lapsed as of the end of that fiscal year since the performance metrics were not met). Following review of these studies, the Compensation Committee determined that analyzing actual pay in light of performance, versus target pay opportunities, was the appropriate metric for setting the December Period and fiscal year 2015 compensation, particularly given the importance of retaining key employees in a turn-around environment.

Compensation Programs’ Objectives and Philosophy

The Compensation Committee believes that compensation of our named executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives. It is the Compensation Committee’s philosophy to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate strategic and financial objectives. The Compensation Committee believes that an executive compensation program can send powerful messages about expected behaviors and results. We believe that:

•	Leadership’s decisions and behaviors help drive our performance results;

•	An accountability-oriented performance management and development system is essential to align executive behaviors with key performance metrics; and

•

Our executive compensation program is a critical part of our accountability-oriented system, both influencing executive behaviors around key performance metrics and fostering a high-performance culture.

In furtherance of these beliefs, our executive compensation program is founded on the following:

•

To be reflective of competitive market and industry practices, offering both competitive programs and compensation opportunities, and balancing our need for talent with the need to maintain reasonable compensation costs.

•	To be designed to attract, motivate, and retain executive talent willing to commit to building long-term stockholder value.

•	To encourage executive decision-making in alignment with our business strategy and to focus executives’ efforts on the performance metrics that drive stockholder value.

•	To reinforce the desired behaviors of meeting and/or exceeding performance targets by rewarding superior performance and differentiating rewards based on the performance level achieved.

•

To establish a pay-for-performance-oriented system that considers our performance and pay in the context of peer performance and pay, with the philosophy that Company performance in the upper tier relative to our peer group merits higher levels of compensation, and conversely, underperformance relative to our peer group merits lower levels of compensation.

The Compensation Committee

The Compensation Committee is comprised of three directors, all of whom are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act and independent under the applicable rules of the NASDAQ Stock Market LLC. The Compensation Committee is responsible for developing and monitoring compensation arrangements for our executives (including determining the compensation of our named executive officers), administering our equity incentive plans (including reviewing and approving grants to executives) and other compensation plans, as well as performing other activities and functions related to executive compensation as may be assigned from time to time by the Board.

Role of Chief Executive Officer in Compensation Decisions

Our CEO annually reviews the performance of each of his direct reports, whom we refer to as executives, including each of our other named executive officers, relative to individual and corporate annual performance goals established for the year. He then presents his compensation recommendations based on these reviews to the Compensation Committee. The Compensation Committee exercises its discretion in accepting, modifying or rejecting any compensation recommendations relating to our executives that were made by our CEO and approves all compensation decisions for our executives. The Board as a whole performs the annual performance review of our CEO and the Compensation Committee designs and approves all compensation decisions for our CEO. In addition to Compensation Committee approval, the independent members of our Board ratify all compensation arrangements for our CEO.

Setting Executive Compensation

Peer Group Comparison

We believe that external comparisons for compensation-setting purposes should be primarily against companies which fairly represent the potential market for executive talent at the Company and that are consistent with the business and market challenges that we face. To attract and retain the most qualified executives, we seek to offer a total compensation package competitive with companies in our “peer group.”  The Compensation Committee reviews the peer group on an annual basis to ensure continued appropriateness of each company in the group and the group as a whole and, in June 2014, commissioned Compensia, its compensation consultant, to review both the methodology for selecting the group and the peer group itself. Following such review, the Compensation Committee revised the criteria for the peer group such that generally, the peer group should meet the following criteria:

•	be made up of companies which are classified in either the same Global Industry Classification Standard (GICS) code as us, or a closely related GICS code;

•	each peer company’s revenue should fall in a range that spans 40% of, to 2.5 times, the revenue of MFLEX; and

•

each peer company’s market capitalization should fall in a range that spans 30% of, to 3.0 times, MFLEX’s market capitalization, with flexibility to allow direct competitors and/or then-current peer companies to be included.

The changes made to the selection criteria were generally to remove provisions which specified that MFLEX’s revenue and market capitalization should be within a specified range as relates to the entire peer group, as it was found that these provisions caused some difficulty in crafting the peer group as a whole.

When selecting companies to comprise the peer group, the Compensation Committee uses discretion in determining which companies to include and a company that falls outside the desired criteria may continue to be included as a peer for a variety of factors. The factors which may be considered include, but are not limited to, location of the company, the character of the company’s international operations, whether the company refers to MFLEX as a peer company, headcount and revenue. We strive for our peer group to generally consist of 15 to 20 companies, provided enough companies meeting the above criteria are identified for inclusion.

Following the changes to our peer group criteria, the Compensation Committee determined that, while many of the companies in the previous peer group did not meet at least one of the three specified criteria, the industry and revenue criteria were more important than the market capitalization criteria. Noting its discretion to determine which companies to include in selecting a peer group, the Compensation Committee determined its preference to keep companies from the current group when it felt that those companies were still relevant peers. In addition, given the restructuring we were undergoing in fiscal year 2014 and the projected market capitalization of MFLEX based upon certain financial assumptions, the Compensation Committee determined that keeping many of the companies in the previous group, even though they did not all meet all three specified criteria, while adding a few additional companies that met all three criteria, was appropriate. Given these findings, the Compensation Committee made slight changes to the group such that for the December Period and fiscal year 2015 compensation decisions, our peer group consisted of:

•	Bel Fuse
•	Coherent Inc.

•	CTS Corp.
•	Emulex
•	GT Advanced Technologies
•	Intl Rectifier Corp.
•	Intersil
•	KEMET
•	Key Tronic
•	Methode Electronics Inc.
•	Newport Corp.
•	Omnivision Technologies
•	OSI Systems
•	Photronics
•	Radisys Corp.
•	RF Micro Devices
•	Rogers Corp.
•	TTM Technologies, Inc.
•	Ultra Clean Holdings
•	Viasystems Group

Ongoing Review of Compensation Trends

In general, the Compensation Committee’s practice is to review general industry trends in executive compensation, and additionally to review peer group compensation practices and compensation levels during the course of the year prior to actually establishing annual compensation packages for our executives. Approval of executive compensation is generally made in the first quarter of each new fiscal year. This process allows the Compensation Committee to consider data regarding our financial performance during the prior year in its analysis, to conduct an assessment of the executives’ contribution to our overall performance, and evaluate progress and results achieved that directly link to corporate business goals and objectives. The Compensation Committee then utilizes this aggregation of information to establish annual base compensation, performance-based incentive bonus awards and equity grants (both time and performance-based). Given the transition of our fiscal year end from September 30 to December 31, this year, the Compensation Committee made its determination regarding the December Period and fiscal year 2015 compensation in October 2014 (with approval of the fiscal year 2015 non-equity incentive plan being made in January 2015).

The use of tally sheets

On a regular basis, the Compensation Committee is provided with a “tally sheet” report prepared by management for each executive, including our named executive officers. The tally sheet includes, among other things, total annual compensation, the value of unexercised or unvested equity compensation awards, and the value of cumulative stock exercises by the executive. The Compensation Committee uses tally sheets to provide additional perspective on the value the executives have accumulated from prior equity awards and plan accruals and the retentive value of such awards, consider any changes to our program that may be appropriate (including the mix of compensation elements), and provide additional context for their compensation decisions.

Role of Compensation Consultants

The Compensation Committee uses the services of external compensation consultants to obtain relevant information on compensation practices and trends within the peer group and among the broader market. Beginning in 2010, and as it related to the process for developing executive compensation for the December Period and fiscal year 2015, the Compensation Committee engaged Compensia as its compensation consultant.

Compensia is engaged by, and reports directly to, the Compensation Committee. Management did not participate in the selection process for the Compensation Committee’s compensation consultant. The Compensation Committee is not aware of any conflict of interest on the part of Compensia or any factor that would otherwise impair the independence of Compensia relating to the services it performed for the Compensation Committee. Compensia has not been engaged by the Company previously and does not perform any services for the Company. The Compensation Committee has a policy prohibiting Compensia from providing any services to MFLEX or MFLEX’s management without the Compensation Committee’s prior approval, and has expressed its intention that such approval will be given only in exceptional cases.

Compensia generally reviews the materials prepared for the Compensation Committee by management, prepares additional materials as may be requested by the Compensation Committee, and attends Compensation Committee meetings. In its advisory role, Compensia assists the Compensation Committee in the design and implementation of our executive compensation programs. This includes assisting the Compensation Committee in selecting the key elements to include in the program, the targeted payments for each element, and the establishment of performance targets. In particular with respect to the December Period and fiscal year 2015 compensation, Compensia assisted the Compensation Committee in designing our short-term performance-based non-equity incentive plan and in the design of the performance-based equity compensation (both in terms of the split between time-based and performance-based equity and the choice of performance metrics and targets for those metrics for the performance-based equity). This assistance included providing information on trends and best practices in the area of executive compensation and the compensation practices at peer companies.

Compensia also provides market comparison data and peer group data, which are factors considered by the Compensation Committee in making compensation decisions. Based on this data, Compensia advises the Compensation Committee with respect to the competitiveness of our executive compensation program in comparison to industry practices, and identifies any trends in executive compensation.

Role of Other Outside Advisors

From time to time, the Company and the Compensation Committee may also utilize the services of other outside advisors, primarily attorneys. During the December Period, the Company and the Compensation Committee received compensation-related advice from our outside legal counsel, DLA Piper LLP (US), primarily related to documenting our compensation plans.

Executive Compensation Components

The components of named executive officer compensation consist of base salary; short-term performance-based incentive compensation (cash bonus); long-term incentive compensation, consisting of both time-based and performance based equity awards;

health and welfare benefits and post-employment compensation, which are discussed separately below. The Compensation Committee structures compensation such that a significant portion of our executive compensation is variable and incentive-based and tied directly to our performance.

Compensation Element	Objectives	Key Features
Base Salaries	Provides a fixed level of cash compensation to reward ongoing services, demonstrated experience, skills and competencies relative to the market value of the job.

Targeted generally around the 50th percentile of market practice but varies based on unique market demands, hiring needs, experience and other factors.

Adjustments are considered annually based on individual performance, level of pay relative to our peer group and the market, and internal pay equity.

Short-Term Performance-Based Incentive Compensation (Cash Bonus)	Rewards annual corporate performance and achievement of strategic goals.	Incentive payments are cash awards based on financial targets (net revenue and operating income in the December Period), as adjusted for unusual or non-recurring items.
Aligns NEO’s interests with those of our stockholders by promoting strong annual results.

Annualized “target” cash bonuses for the NEOs for the December Period were generally the same as the previous year:

•CEO – 100% of his base salary;

•CFO – 65% of his base salary; and

•Other NEO’s – 55 or 60% of their respective base salaries.

	Retains NEOs by providing market-competitive compensation.	Awards are variable and formula-based, although the Compensation Committee can exercise its discretion to make adjustments (downward only).

Long-Term Time-Based Incentive Compensation (Equity Awards)	Aligns NEOs’ interests with long-term stockholder interests by linking part of each NEO’s compensation to long-term corporate performance as reflected in equity values.

Targeted at a level that will provide total direct compensation (base salary + annual incentive + equity awards) generally around the 50th percentile of the relevant market practice, though the target may range between the 25th and 75th percentile depending upon various factors.

Provides opportunities for wealth creation and ownership, which promotes retention and enables us to attract and motivate our NEOs.

After a review of market practices, the Compensation Committee determined to use RSUs as the sole equity vehicle for the December Period/fiscal year 2015. RSUs may increase or decrease in value based on the stock price of the underlying equity, and therefore directly track stockholder value.

	Supports retention of NEOs through multi-year vesting of equity grants.	Awards granted for the December Period/fiscal year 2015 vest in equal increments over roughly 15, 27 and 39 months from the date of grant (to accommodate the change in our year-end).

Long-Term Performance-Based Incentive Compensation (Equity Awards)	Same objectives as time-based equity awards above, but with additional objective of rewarding achievement of long-term corporate financial, operating or strategic objectives.

Uses PSUs that vest based on achievement of corporate performance metrics over multi-year periods. The vesting metrics for grants made for the December Period/fiscal year 2015 are measured over the December Period through fiscal year 2017 (for the TSR PSUs) or the December Period and fiscal year 2015 (for the Stock Price PSUs).

Other Benefits/Perquisites	To provide nominal supplemental benefits such as insurance and retirement savings plans to our NEOs that are consistent with industry/peer practices.

NEOs are offered:

A reasonable Section 401(k) plan in which executives may participate at the same benefit level as all other U.S.-based employees;

The same medical, dental and vision plans as other similarly located employees (with the premiums covered by the Company);

Long-term disability, life and AD&D plans (with the premiums covered the Company); and

Financial planning services in an amount up to $5,000 per year.

Executives based outside the U.S. are eligible for certain benefits customary for the location in which they work, and expatriate executives are eligible for certain benefits in accordance with our expatriate policy.

Base Salary

The Compensation Committee conducts an annual review of the base salary of each named executive officer and sets the salary level of each executive officer on a case-by-case basis, taking into account the salaries paid to comparable executives in our peer group and in market surveys, internal pay equity, the individual’s level of responsibilities and performance, hiring needs, unique market demands and experience level. The Compensation Committee begins by reviewing the base salaries recommended by our CEO for our executives (other than the CEO), as well as a competitive assessment of our executive pay relative to market information, including compensation data from our peer group and industry data compiled by the Compensation Committee’s compensation consultant from a variety of high technology companies, which we refer to as industry data. In addition, the Compensation Committee is provided with a financial assessment of the Company relative to our peer group to facilitate a pay-for-performance comparison versus our peers.

In reviewing base salaries for the December Period and fiscal year 2015, the Compensation Committee began by noting that Mr. Meshgin had not received a salary increase for either 2013 or 2014, and the other executives had not received an increase for 2014. In addition, the Committee noted the successful restructuring undertaken by the Company during fiscal year 2014, and the large discrepancy between certain of the executives’ base salaries and the market median.

Based on the foregoing, the Compensation Committee determined to bring the executives’ base salaries in-line with the market median, and approved annualized base salaries for the December Period and fiscal year 2015 for our named executive officers as follows:

•	Mr. Meshgin, $662,951;

•	Mr. Liguori, $399,196;

•	Ms. Besnard, $339,886;

•	Mr. Jin, $377,322; and

•	Mr. Lee, $342,588.

Short-Term Performance-Based Incentive Compensation

The Compensation Committee believes that a significant portion of executive officer compensation should be contingent upon our performance in order to motivate our executives to meet our business and financial objectives. Accordingly, the Compensation Committee approves an incentive program under the portion of our equity incentive plans that has been qualified to comply with the “performance-based compensation” exception of Section 162(m) of the Code. In adopting the incentive program, the Compensation Committee specifies the applicable performance metrics and method for calculating each named executive officers’ bonus. Following the close of the performance period, the Compensation Committee reviews the performance of the Company versus the approved metrics, and based upon such review, approves the named executive officer bonuses for the period.

Generally, our named executive officers are eligible to receive non-equity (cash) incentive compensation, or bonuses, on an annual basis. However, given the change in our year end from September 30th to December 31st, the Compensation Committee determined it was appropriate to establish a one quarter transitional incentive plan for the December Period. This plan was based upon achievement of two financial performance metrics: net revenue and operating income. The specific target for each metric was consistent with the Company’s business plan for the December Period. Net revenue was selected as a metric because the Compensation Committee believes that long-term success is dependent upon revenue growth, and, therefore, the achievement of revenue targets is to be encouraged. Operating income was selected as a metric because the Company’s restructuring plan had been successfully completed and the Compensation Committee felt that on-going profitability was the best measure of the success of the restructuring plan, while also being a key driver of shareholder value. No bonus was payable under the plan if a minimum threshold for operating income is not met. The following table sets forth the December Period “On Plan” target bonus opportunity for each named executive officer. In setting the December Period target bonus opportunities for our named executive officers, the Compensation Committee noted that the 50th percentile for the Company’s peer group and industry data equated to 100% of the CEO’s base salary, 70% of the CFO’s base salary, and between 50 to 65% of the other NEO’s base salaries. Taking such information into consideration, the Compensation Committee determined that the target bonus opportunities set for each of the NEOs under the plan was appropriate. Sixty percent of the bonus opportunity for each NEO was tied to net revenue and forty percent to operating income. The portion of annual incentive compensation to be determined by each metric was set by the Compensation Committee to achieve a reasonable balance among the metrics.

Name	Target Bonus Opportunity	Target Bonus Opportunity as a Percentage of Base Salary	Annualized Target Bonus Opportunity as a Percentage of Base Salary
Reza Meshgin	$165,738	25%	100%
Tom Liguori	$64,869	16.25%	65%
Christine Besnard	$46,734	13.75%	55%
Lance Jin	$56,598	15%	60%
Thomas Lee	$51,388	15%	60%

At 100% “On Plan” achievement, the December Period incentive program would pay out 100% of the targeted incentive for each of the net revenue and operating income metrics. For below “On Plan” performance, the payout would be reduced in accordance with a linear formula (to 50% at a minimum threshold), and for above “On Plan” performance, the payout would be increased in the same manner. Payouts are thereby tied to the performance of the Company. Performance against each metric is calculated and the payout is determined independently, except that above “On Plan” payouts could not be earned unless the Company earned operating income of a minimum specified percentage of net revenue. This gating requirement was established to ensure that revenue growth was not pursued at the expense of profitability. The maximum bonus that could be earned by any named executive officer was 250% of his or her target bonus opportunity.

We achieved financial performance levels for each of the net revenue and operating income metrics for the December Period that were above the “On-Plan” target levels, and therefore, the following bonuses will be paid to our named executive officers for the December Period:

Name	Total Bonus Paid
Reza Meshgin	$295,022
Tom Liguori	$115,471
Christine Besnard	$83,190
Lance Jin	$100,748
Thomas Lee	$91,474

Pursuant to the provisions of our incentive program, the performance metrics were calculated as reported in the financial statements included in this Transition Report, but excluding the effect of: any asset write-down; any litigation or claim judgment or settlement; any changes in tax laws, accounting principles, or other laws or provisions affecting reported results; any reorganization or restructuring programs; extraordinary or nonrecurring item (as defined for purposes of generally accepted accounting principles); the third party costs associated with the pursuit or closing of any acquisitions or divestitures; and any foreign exchange loss or gain. In addition, operating income was calculated before the accrual of expense of any bonuses payable pursuant to this December Period incentive program.

These potential adjustments to “as reported” results were established in order to help ensure that events outside executive management control were not unduly beneficial or detrimental to the executives from a compensation perspective, and to further guard against the structure of the incentive plan discouraging executive actions that would be in stockholder interests but which might adversely impact annual incentive payouts. These potential adjustments had no effect on the amounts earned by the named executive officers for the December Period

Long-Term Incentive Awards

The Compensation Committee believes that structuring long-term incentive awards to be payable in equity (versus cash) has the added benefit of directly aligning award value to stockholder value. By coupling such awards with guidelines for equity ownership for executives, the Compensation Committee believes it further aligns the interest of each executive with the interests of our stockholders and promotes retention of key personnel, which is also in the best interest of our stockholders.

Awards made to our CEO and other named executive officers are approved by the Compensation Committee, and in the case of our CEO, are also recommended to the independent members of our Board for ratification. The Compensation Committee views equity awards as long-term incentive opportunities because they typically vest over multiple-year periods, and their vested value is therefore dependent on our longer-term performance. In making equity awards, the Compensation Committee considers the percentage of Company equity represented by the award and compares this to peer company equity usage rates (“burn rates”). The Compensation Committee generally has kept the burn rates in granting equity awards well below those of its peer companies.

In October 2014, the Compensation Committee granted equity awards to our named executive officers and other employees. In making awards to our named executive officers, the Compensation Committee elected to use a combination of RSUs (time-based equity) and PSUs. Because of the change in our fiscal year end, these awards were intended to cover both the December Period and fiscal year 2015, and thus the RSUs vest in three equal tranches, roughly 15, 27 and 39 months after the date of grant. The PSUs granted in October 2014 are broken into two types of grants: (1) the TSR PSUs and (2) the Stock Price PSUs. Provided the executive remains employed by us through the vesting certification date, the PSUs vest as follows:

•

the TSR PSUs vest based on our TSR as compared to the performance of the Index, using the calendar three-month average daily closing price of each on October 1, 2014 as compared to December 31, 2017, with 100% of the base number of shares of our common stock subject to the TSR PSUs vesting if our TSR equals the Index, and more, or fewer, shares subject to the TSR PSUs vesting if our TSR outperforms, or underperforms, respectively, the Index. Payment is capped at 100% of the base number of shares of our common stock subject to the TSR PSUs in the event that our TSR is negative for the performance period, regardless of performance relative to the Index, and no shares subject to the TSR PSUs vest if our TSR is 25 points or more below the Index; and

•

the Stock Price PSUs vest if our common stock price increases by at least a specified percentage, using the previous 20 trading day average daily closing price on each of October 21, 2014 and December 31, 2015.

The total value and total number of shares of our common stock subject to the equity awards granted in October 2014 as described above is reflected in the following table. The TSR PSU share amounts assume the metric is achieved at the maximum level. The maximum “additional” number of TSR PSUs that can vest is 50% of the base amount of TSR PSUs.

	RSU Value ($)(1)	Total RSU grant (#)	TSR PSU Value ($)(1)	Total TSR PSU grant (#)	Stock Price PSU Value ($)(1)	Total Stock Price PSU grant (#)
Reza Meshgin	$1,271,155	141,870	$906,423	162,733	$157,892	33,381
Tom Liguori	$526,794	58,794	$163,741	29,397	$61,797	13,065
Christine Besnard	$340,166	37,965	$102,237	18,355	$44,523	9,413
Lance Jin	$424,874	47,419	$128,973	23,155	$53,917	11,399
Thomas Lee	$444,362	49,594	$140,520	25,228	$48,956	10,350

(1)	Value shown is calculated in accordance with ASC Topic 718.

Consistent with past fiscal years, the grant values were approved by the Compensation Committee after considering target equity values, individual and corporate performance generally and overall levels of total compensation of our named executive officers relative to our peer group and market data. In addition, the Compensation Committee proportionately increased the size of the equity grants to account for the change in the Company’s fiscal year end since these grants were intended to provide compensation for the transitional period from October 1st to December 31st in addition to the full fiscal year 2015. Furthermore, the Compensation Committee took into account the successful restructuring of the Company during 2014, including the significant annual cost savings achieved from such restructuring and the resulting return to profitability in the fourth quarter of fiscal year 2014, in making the award of the Stock Price PSUs and in determining the size of the time-based RSU grant. The RSU grants were made pursuant to our new form of RSU agreement which requires a “double-trigger” for accelerated vesting in the event of a change in control, as discussed in more detail below under “Potential Payments upon Termination and Change in Control – 2014 Plan.”

Perquisites

We periodically review the perquisites and other personal benefits that our named executive officers receive. It is the Compensation Committee’s philosophy that perquisites should be minimal in amount and constitute a minor portion of total compensation. As described in the Summary Compensation Table below, our named executive officers are entitled to few benefits that are not otherwise available to all of our employees. While the Compensation Committee eliminated automobile allowances effective as of January 1, 2012 for executives based in the U.S., executives based outside the U.S. may continue to receive car and driver benefits customary for the location in which they work. In addition, executives on expatriate assignment are eligible for certain benefits under our expatriate policy which are designed to reimburse them for additional costs associated with their expatriate status, including tax equalization and tax gross-ups of amounts paid directly by us for housing, which are deemed taxable benefits under applicable tax regulations. The Compensation Committee has determined that these limited tax gross-ups are appropriate given the importance of the work being done by these executives in foreign jurisdictions.

Other Benefits

We believe that benefits should be competitive with other similarly sized companies in our industry and we provide broad-based benefits to our named executive officers and all other employees alike, including health and dental insurance, life and disability insurance and a Section 401(k) plan. Participants in the Section 401(k) plan, including our named executive officers, are permitted to contribute to the plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Section 401(k) plan investment options do not include our common stock. In addition, we currently provide matching contributions for the participants in the Section 401(k) plan, including our named executive officers.

Equity Ownership Guidelines and Hedging Policy

To further align the interests of our management with those of our stockholders, the Compensation Committee has approved guidelines that require each Executive (as defined below) to maintain certain stock ownership levels. As used in these equity ownership guidelines and the compensation recovery policy described below, “Executive” means the CEO, any Vice President or higher level employee who reports to the CEO and any other individual designated by the Compensation Committee as an Executive for these purposes. The following ownership guidelines became effective for Executives in fiscal year 2010:

•	CEO – stock value equal to two and one-half times annual base salary

•	CFO – stock value equal to one and three-quarters times annual base salary

•	Other Executives – stock value equal to one time annual base salary

Executives are expected to achieve the guideline level within five years of the guideline first becoming applicable to an Executive. The following types of ownership will be counted towards satisfying the guideline: shares owned directly by the Executive and his or her immediate family members. Our policies also prohibit an Executive from short-selling, pledging or engaging in any financial activity where they would benefit or be insulated from a decline in our stock price. The Compensation Committee may elect to suspend or delay the guidelines for any Executive in the event of a financial emergency or undue hardship for the Executive or in the event that general economic conditions result in significant stock value changes over a very short period.

Until such time as an Executive has attained their guideline holding level, the Executive is expected to retain at least 60% of all vested equity, net of taxes.

Compensation Recovery Policy

In the event of a material misstatement of our financial results that requires us to restate all or a portion of our financial statements, our Board may, in its sole discretion and subject to applicable law and regulations, require an Executive to reimburse the Company for the difference between any performance awards paid to the Executive based on achievement of financial results that were subsequently restated and the amount the Executive would have earned under such awards based on the restated financial results (as well as any such other amounts as may be required by law or regulation).

Tax Considerations

We generally intend to qualify executive compensation for deductibility without limitation under Section 162(m) of the Code. Section 162(m) provides that, for purposes of regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year. We do not expect that any material portion of the non-exempt compensation paid to any of our executive officers for fiscal year 2014 as calculated for purposes of Section 162(m) will exceed the $1 million limit. However, to maintain flexibility in compensating the Company’s executives in a manner designed to promote corporate goals, it is not a policy of the Compensation Committee that all executive compensation must be deductible.

Compensation as it Relates to Risk

We have assessed our compensation programs and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Our management and the Compensation Committee assessed our executive and broad-based compensation and benefits programs on a worldwide basis to determine if the programs’ provisions and operations create undesired or unintentional risks of a material nature. This risk assessment process included a review of program policies and practices; program analysis to identify risk and risk controls related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the contribution of the programs and their risks to our strategy. Although we reviewed all compensation programs, we focused on the programs with variability of payout, with the ability of a participant to directly affect payout and the controls on participant action and payout, including applicable compensation recovery policies.

Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. We also believe that our incentive compensation arrangements are compatible with effective internal controls and the risk management practices of the Company and are supported by the oversight and administration of the Compensation Committee with regard to our executive compensation programs.

Summary Compensation Table

The following table discloses the compensation paid to or earned from us during each of the December Period (“CQ4”) and the fiscal years ended September 30, 2014, 2013 and 2012 by our named executive officers (our CEO, CFO and our three other most highly paid executive officers, including such persons who met the foregoing criteria, during, but not at the end, of the December Period):

Name and Principal Position	Year	Salary(1) ($)	Stock Awards(2) ($)	Option Award(s)(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation ($)		Total Compensation ($)
Reza Meshgin,	CQ4	$165,738	$2,335,470	$0	$295,022	$5,799	(5)	$2,802,029	(10)
President and Chief	2014	$631,382	$1,683,433	$0	$0	$32,687		$2,347,502
Executive Officer	2013	$631,382	$1,304,723	$480,510	$0	$34,918		$2,451,533
	2012	$631,382	$1,069,314	$399,176	$150,092	$31,486		$2,281,450
Tom Liguori,	CQ4	$99,799	$752,333	$0	$115,471	$7,069	(6)	$974,672	(10)
Executive Vice President	2014	$385,696	$514,172	$0	$0	$33,880		$933,748
and Chief Financial Officer	2013	$385,696	$396,723	$146,767	$0	$38,523		$967,709
	2012	$378,134	$451,380	$142,300	$49,439	$24,989		$1,046,242
Thomas Lee,	CQ4	$85,647	$633,838	$0	$91,474	$5,497	(7)	$816,456	(10)
Executive Vice President,	2014	$314,301	$444,148	$0	$0	$28,229		$786,678
Business Development	2013	$314,301	$345,949	$126,773	$0	$28,722		$815,745
	2012	$308,138	$333,244	$92,767	$36,625	$31,800		$802,574
Christine Besnard,	CQ4	$84,972	$486,927	$0	$83,190	$7,898	(8)	$662,986	(10)
Executive Vice President,	2014	$311,822	$340,860	$0	$0	$31,370		$648,052
General Counsel and Secretary	2013	$311,822	$264,084	$97,300	$0	$29,570		$702,776
	2012	$302,740	$310,391	$79,750	$35,984	$38,058		$766,923
Lance Jin,	CQ4	$94,331	$607,765	$0	$100,748	$6,130	(9)	$808,974	(10)
Executive Vice President	2014	$366,332	$498,132	$0	$0	$65,741		$930,205
and Managing Director of China	2013	$366,332	$379,622	$142,188	$0	$44,626		$932,768
	2012	$357,398	$466,746	$107,597	$42,480	$86,205		$1,060,426

(1)

Generally, we review base salaries on calendar year basis, and thus, the amounts set forth under the column “Salary” are the base salaries paid to the named executive officer for the calendar year that most closely aligns to the fiscal year (i.e., amount indicated for 2014 is the base salary for January 1, 2014 – December 31, 2014, although a different base salary was in effect for the first quarter of the fiscal year). The amount set forth above for CQ4 is the new annual base salary approved by the Compensation Committee for the December Period, divided by four (i.e., one quarter of the annual salary).

(2)

Stock Awards represent the grant date fair value related to RSUs and PSUs that have been granted as a component of long-term incentive compensation computed in accordance with FASB ASC Topic 718. The grant date fair value is computed in accordance with the provisions of accounting standards for stock-based compensation. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements in this Transition Report. We granted PSUs in the December Period and fiscal years 2014, 2013 and 2012 and have included the values of the award at the grant date assuming that the highest level of performance conditions are achieved. Stock Awards granted in the December Period are intended as compensation for both the December Period and the full fiscal year 2015, and thus the grant size should not be compared on a pro-rata basis to previous, or future, full year periods.

(3)

Amounts reflect the aggregate grant date fair value of SSAR awards computed in accordance with FASB ASC Topic 718. The fair value of each SSAR award is estimated on the date of grant using the Black-Scholes valuation-pricing model. We have not granted SSARs since fiscal year 2013.

(4)

Represents non-equity incentive plan compensation (cash bonus) earned for such fiscal period, regardless of the period in which the amount was actually paid (i.e., the December Period non-equity incentive plan compensation was not paid until after December 31, 2014, but is shown in the CQ4 row).

(5)

Includes a 401(k) Company match of $300, medical, dental and vision insurance premiums paid by the Company equal to $5,087 and amounts related to Company-paid long-term disability insurance, prepaid life insurance, accidental death and dismemberment insurance equal to $413.

(6)

Includes a 401(k) Company match of $1,570, medical, dental and vision insurance premiums paid by the Company equal to $5,087, and amounts related to Company-paid long-term disability insurance, prepaid life insurance and accidental death and dismemberment insurance of $413.

(7)

Includes a 401(k) Company match of $547, medical, dental and vision insurance premiums paid by the Company equal to $4,538, and amounts related to Company-paid long-term disability insurance, prepaid life insurance and accidental death and dismemberment insurance of $413.

(8)

Includes a 401(k) Company match of $1,749, medical, dental and vision insurance premiums paid by the Company equal to $5,087, and amounts related to Company-paid long-term disability insurance, prepaid life insurance and accidental death and dismemberment insurance of $413.

(9)

Includes a 401(k) Company match of $704, medical, dental, and vision insurance premiums paid by the Company equal to $5,087, and amounts related to Company-paid long-term disability insurance, prepaid life insurance and accidental death and dismemberment insurance of $339.

(10)

Note that compensation for the December Period includes stock awards made during the period which are intended as compensation for both the December Period and the full fiscal year 2015, and thus the grant size should not be compared on a pro-rata basis to previous, or future, full year periods.

Grants of Plan-Based Awards

The following table discloses the actual RSU and PSU awards granted to the named executive officers during the December Period and their respective grant date fair values. It also captures potential pay-outs under non-equity incentive plans for the December Period. No SSARs or options were awarded in the December Period.

December Period Grants of Plan-Based Awards

							All Other
						Estimated	Stock
			Estimated			Future Payouts	Awards:	Grant Date
			Future Payouts			Under Equity	Number of	Fair Value
			Under Non-Equity			Incentive Plan	Shares of	of Stock
			Incentive Plan Awards			Awards	Stock or	and Option
	Grant		Threshold	Target	Maximum	Target	Units	Awards
Name	Date(1)		($)(2)	($)(3)	($)(4)	(#)(6)	(#)(7)	($)

Reza Meshgin	N/A	(5)	$33,148	$165,738	$414,344	—	—	—
	10/22/2014		—	—	—	162,733	—	$906,423	(8)
	10/22/2014		—	—	—	33,381	—	$157,892
	10/22/2014		—	—	—	—	141,870	$1,271,155

Tom Liguori	N/A	(5)	$12,974	$64,869	$162,173	—	—	—
	10/22/2014		—	—	—	29,397	—	$163,741	(8)
	10/22/2014		—	—	—	13,065	—	$61,797
	10/22/2014		—	—	—	—	58,794	$526,794

Thomas Lee	N/A	(5)	$10,278	$51,388	$128,471	—	—	—
	10/22/2014		—	—	—	25,228	—	$140,520	(8)
	10/22/2014		—	—	—	10,350	—	$48,956
	10/22/2014		—	—	—	—	49,594	$444,362

Christine Besnard	N/A	(5)	$9,347	$46,734	$116,836	—	—	—
	10/22/2014		—	—	—	18,355	—	$102,237	(8)
	10/22/2014		—	—	—	9,413	—	$44,523
	10/22/2014		—	—	—	—	37,965	$340,166

Lance Jin	N/A	(5)	$11,320	$56,598	$141,496	—	—	—
	10/22/2014		—	—	—	23,155	—	$128,973	(8)
	10/22/2014		—	—	—	11,399	—	$53,917
	10/22/2014		—	—	—	—	47,419	$424,874

(1)	The RSU and PSU awards shown were approved by a written consent of the Compensation Committee on October 22, 2014.
(2)

The threshold represents the amount payable to the named executive officer if the revenue metric is not met and the operating income metric was at the minimum threshold under our December Period Bonus Plan.

(3)	The target represents the amount payable to each named executive officer if 100% of the specified metrics (revenue and operating income) were achieved by us in the December Period.
(4)

Named executive officers could earn additional cash payments if revenue and operating income were above the specified targets for such metric. Additional cash payments were capped at 250% of the target bonus opportunity.

(5)

The award reflected in this row is a potential cash annual incentive performance award that we paid for the performance period of the December Period, the material terms of which are described in the Compensation Discussion and Analysis.

(6)	Amounts represent PSU awards granted under the 2014 Plan, the material terms of which are described in the Compensation Discussion and Analysis.
(7)

Amounts represent RSU awards granted under the 2014 Plan. This RSU grant is a time-based grant, and 1/3 of the grant vests and is no longer subject to forfeiture on each of January 1, 2016, 2017 and 2018, subject to the individual continuing to provide services through such date.

(8)	Award reflects the values of the award at the grant date assuming that the highest level of performance conditions is achieved.

Outstanding Equity Awards at December 31, 2014

The following table discloses outstanding stock option awards (SSARs and options) classified as exercisable and unexercisable as of December 31, 2014 for each of our named executive officers. The table also shows unvested stock awards (RSUs and PSUs) as of December 31, 2014 assuming a market value of $11.23 per share (the closing market price of our common stock on December 31, 2014).

Outstanding Equity Awards at December 31, 2014

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Reza Meshgin	18,006	—	$10.76	12/05/2018	509,813	$5,725,200
	15,255	—	$12.70	03/05/2019
	8,847	—	$21.90	06/05/2019
	6,779	—	$28.58	09/04/2019
	43,178	—	$25.96	11/16/2019
	40,010	—	$22.17	11/15/2020
	55,074	—	$19.65	11/14/2021
	90,240	—	$17.90	11/13/2022

Tom Liguori	5,808	—	$10.76	12/05/2018	153,738	$1,726,478
	4,921	—	$12.70	03/05/2019
	2,853	—	$21.90	06/05/2019
	2,186	—	$28.58	09/04/2019
	17,425	—	$25.96	11/16/2019
	16,073	—	$22.17	11/15/2020
	19,633	—	$19.65	11/14/2021
	27,563	—	$17.90	11/13/2022

Thomas Lee	4,646	—	$10.76	12/05/2018	130,506	$1,465,582
	3,937	—	$12.70	03/05/2019
	2,283	—	$21.90	06/05/2019
	1,749	—	$28.58	09/04/2019
	14,094	—	$25.96	11/16/2019
	13,001	—	$22.17	11/15/2020
	12,799	—	$19.65	11/14/2021
	23,808	—	$17.90	11/13/2022

Christine Besnard	3,485	—	$10.76	12/05/2018	100,525	$1,128,896
	2,952	—	$12.70	03/05/2019
	1,712	—	$21.90	06/05/2019
	1,312	—	$28.58	09/04/2019
	13,770	—	$25.96	11/16/2019
	12,889	—	$22.17	11/15/2020
	11,003	—	$19.65	11/14/2021
	18,273	—	$17.90	11/13/2022

Lance Jin	5,227	—	$10.76	12/05/2018	132,818	$1,491,546
	4,429	—	$12.70	03/05/2019
	2,568	—	$21.90	06/05/2019
	1,968	—	$28.58	09/04/2019
	16,500	—	$25.96	11/16/2019
	15,295	—	$22.17	11/15/2020
	14,845	—	$19.65	11/14/2021
	26,703	—	$17.90	11/13/2022

(1)	Reflects RSUs and PSUs awarded to our named executive officers that had not yet vested as of December 31, 2014.

The following chart summarizes the number of RSUs vesting and PSUs scheduled to vest on each particular date for each named executive officer as of December 31, 2014:

Vesting Date	Reza Meshgin	Tom Liguori	Thomas Lee	Christine Besnard	Lance Jin
September 30, 2015(1)	30,080	9,188	7,936	6,091	8,901
November 15, 2015	16,200	4,948	4,274	3,280	4,794
January 1, 2016	47,290	19,598	16,531	12,655	15,806
January 8, 2016	33,381	13,065	10,350	9,413	11,399
September 30, 2016	46,911	14,328	12,377	9,498	13,881
November 15, 2016	16,200	4,948	4,274	3,281	4,794
November 30, 2016	62,438	19,070	16,473	12,642	18,475
January 1, 2017	47,290	19,598	16,531	12,655	15,806
December 31, 2017	162,733	29,397	25,228	18,355	23,155
January 1, 2018	47,290	19,598	16,532	12,655	15,807
Total	509,813	153,738	130,506	100,525	132,818

(1)	This grant was originally a PSU grant that converted to a time-based RSU grant due to our 2013 Change in Control – see “May 2013 Change in Control – UE Purchase of WBL.”

Option Exercises and Stock Vested

The following table discloses certain information concerning exercises of stock options and the vesting of RSU awards for each named executive officer during the December Period.

December Period Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)(1)
Reza Meshgin	—	$—	16,199	$175,759
Tom Liguori	—	$—	4,948	$53,686
Thomas Lee	—	$—	4,274	$46,373
Christine Besnard	—	$—	3,280	$35,588
Lance Jin	—	$—	4,793	$52,004

(1)

The value realized on vesting is based on the closing sale price on the date of vesting of the RSUs or, if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the December Period.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during the December Period.

Potential Payments upon Termination and Change in Control

Change in Control Plan

On January 18, 2012, the Compensation Committee adopted the CiC Plan covering each of our named executive officers. The purpose of the CiC Plan is to provide our executives with specified compensation and benefits in the event of a change in control and termination of employment under specified circumstances. Each of our NEOs has entered into an agreement with the Company pursuant to the CiC Plan. The terms of each of the change in control agreements remained in effect for an initial term of two years, with automatic one-year extensions unless a change in control occurs or the CiC Plan is terminated by the Company at least 12 months prior to its expiration date. The Compensation Committee did not elect to terminate the CiC Plan or the agreements in fiscal year 2014 or during the December Period.

Under the agreements, “cause” is generally defined as the executive’s (a) willful or reckless and repeated failure to satisfactorily perform the executive’s duties with the Company, (b) failure to comply with all material applicable laws, (c) failure to comply with all lawful and material directives from the Company’s executive management or Board in performing the executive’s duties or in directing the conduct of the Company’s business, (d) commission of any felony or intentionally fraudulent act against the Company that demonstrates the executive’s untrustworthiness or lack of integrity, (e) commission of any material fraud against the Company or use or intentional appropriation for personal use or benefit of any material funds or properties of the Company not authorized by the Company to be so used or appropriated, or (f) material noncompliance with Company policy or procedure. “Good reason” is generally defined as (a) a material diminution in the executive’s authority, duties or responsibilities, (b) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report, (c) a material reduction in the executive’s base salary or annual target bonus, (d) a material diminution in the budget over which the executive retains authority, (e) the relocation of the executive to a work location more than fifty miles from the executive’s then present location of employment, or (f) any other action or inaction by the Company or its successor that constitutes a material breach of the agreement or any employment agreement with the Company or its successor to which the executive is a party.

The CiC Plan generally provides that upon the occurrence of a change in control of the Company:

•

unless otherwise specified in the grant documentation and specifically referencing the CiC Plan, all of the participant’s equity awards that are subject to time-based vesting will become fully vested; and

•

all of the participant’s performance-based equity awards, in an amount that would be earned if the applicable performance goals were achieved at 100% of the target level, will be converted into time-based equity awards that will vest upon the earliest of (a) the failure of the acquiring entity to assume the Company’s obligations under the equity awards in connection with the change in control, (b) the participant’s involuntary termination of employment or (c) the completion of the award’s original performance period.

In addition, participants in the CiC Plan will be entitled to specified payments and benefits if (1) a change in control occurs and (2) the participant’s employment is terminated without cause or the participant resigns for good reason (an “Involuntary Termination”) within the period that is three months prior to, through 24 months following, the change in control. These payments and benefits are:

•	payment of a pro rata bonus based on the participant’s target bonus for the year in which the change in control occurs;

•

a lump sum cash payment equal to 2.5 times for Mr. Meshgin and 1.7 times for each other participant, the sum of (a) the participant’s base salary plus (b) the participant’s target bonus for the year in which the change in control occurs;

•

an additional cash payment equal to 0.5 times for Mr. Meshgin and 0.3 times for each other participant, the sum of (a) the participant’s base salary plus (b) the participant’s target bonus for the year in which the change in control occurs if the participant voluntarily agrees not to compete with the Company, which payment will be made in equal monthly installments over the restricted period subject to the participant’s compliance with the non-compete;

•

payment of continuing healthcare benefits for 36 months for Mr. Meshgin and 24 months for each other participant or until the participant obtains healthcare coverage under another employer’s plan, if earlier; and

•	vesting in full of all of the participant’s then outstanding equity awards.

If any part of the payments or benefits received by a participant in connection with a termination of employment following a change in control constitutes an excess parachute payment under Section 4999 of the Code, the participant will receive the greater of (a) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (b) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Code.

The CiC Plan requires the participant’s continued compliance with non-solicitation covenants for 36 months following Mr. Meshgin’s termination and 24 months following each other executive’s termination, as well as non-disparagement obligations and continued protection of confidential Company information. The participants must also execute a release of claims for the severance payments to be made.

2004 Plan

Pursuant to the terms of the 2004 Plan, any outstanding awards of RSUs or SSARs held by any participant in the 2004 Plan, including our named executive officers, will become vested in full upon (1) the occurrence of certain change in control transactions and (2) if, within 12 months following such change in control transaction, the participant’s employment is terminated by the Company without “cause” or by the participant for a “good reason,” in each case as defined in the 2004 Plan. Also, pursuant to the terms of the 2004 Plan, any outstanding award of RSUs or SSARS fully vest in the event that the Company gives written notice of its intent to delist from Nasdaq, without at the same time relisting on another exchange. The Compensation Committee may also, in its discretion, allow PSUs to vest upon the triggering events described above.

May 2013 Change in Control – UE Purchase of WBL

On May 28, 2013, UEL and UECV filed with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 (the “Form 3”) and a Schedule 13D under the Securities Exchange Act of 1934 (the “Schedule 13D”) announcing that, UEL, through UECV, its wholly-owned subsidiary, owned or had agreed to acquire, pursuant to a cash offer, more than 50% of the ordinary stock units of WBL. The filing of the Form 3 and the Schedule 13D was the first instance the Company was informed that UE had acquired a majority of the ordinary stock units of WBL. As reported in the past and disclosed in the Form 3 and Schedule 13D, WBL may be deemed to indirectly beneficially own 14,817,052 shares of our common stock (the “Shares”), which are held by Wearnes Technology (Private) Limited (“WT”) and United Wearnes Technology Pte Ltd (“UWT”). Based on the disclosure in the Form 3 and the 13D regarding the acquisition of a controlling interest in WBL by UE, UE may also be deemed to now share voting and dispositive power over the Shares with WBL, which resulted in a new controlling entity with respect to the Company.

Based on the disclosure in the Schedule 13D, on March 27, 2013, UECV made mandatory conditional cash offers to acquire all of the issued ordinary stock units of WBL, at a price of $4.15 per stock unit (which was raised to $4.50 per stock unit on May 9, 2013), as well as all of the outstanding 2.5% convertible bonds due June 20, 2014 issued by WBL (other than those stock units and convertible bonds already owned, controlled or agreed to be acquired by UE and its “Concert Party Group” (as defined in the documentation for such offers)). Based on the disclosure in the Schedule 13D, the offers for stock units and bonds would be funded by way of UE’s internal funds, financing from financial institution(s) and/or the issuance of medium term notes by UEL pursuant to its existing S$500 million multicurrency medium term note program. Based on the disclosure in the Schedule 13D, the offers were declared unconditional in all respects on May 13, 2013.

Based on the disclosure in the Schedule 13D, UE owned or had agreed to acquire such number of WBL stock units carrying more than 50% of the voting rights attributable to the maximum potential stock capital of WBL (assuming conversion of all outstanding convertible bonds excluding those owned by UE and the Concert Party Group and for which valid acceptances have been received) as of May 16, 2013 and, upon settlement of the valid acceptances of the stock units, WBL became a subsidiary of UE. Accordingly, based on the disclosure in the Schedule 13D regarding its acquisition of voting control of WBL, UE may be deemed to share voting and dispositive power over the Shares, which equates to approximately 61.5% of the total number of shares of common stock outstanding as of the Record Date. Based on the disclosure in the Schedule 13D, UE shares voting and dispositive power over the Shares with WBL, which includes 11,817,052 Shares held by WT and 3,000,000 Shares held by UWT. See “Certain Relationships and Related Transactions” below for arrangements among UE, WBL and the Company with respect to the election of directors.

In connection with the foregoing, the Company reviewed its 2004 Plan, and its CiC Plan and determined that a “change in control,” as defined in the 2004 Plan and the CiC Plan, occurred as of May 23, 2013, the date on which UE advised the Company that it owned a controlling majority of the stock units of WBL. Pursuant to the terms of the 2004 Plan, this change in control affected all outstanding equity grants, resulting in (i) the accelerated vesting of all then outstanding RSUs, (ii) the accelerated vesting of all then outstanding SSARs, and (iii) the conversion of all then outstanding PSUs to time-based RSUs, with new vesting dates between September 30, 2013 through September 30, 2015.

2014 Plan

Pursuant to the terms of the 2014 Plan, unless otherwise provided by the applicable award agreement, each RSU award outstanding immediately prior to the consummation of a change in control (as defined in the 2014 Plan) held by a participant whose service has not terminated prior to such change in control shall be treated as follows: (i) time vesting awards shall vest in full immediately prior to the consummation of the change in control, and (ii) performance vesting awards shall vest at the same vesting level that they would vest upon achievement of 100% of the applicable performance goals (without regard to the actual achievement of any such performance goal) upon the first to occur of (A) the date of completion of the performance period applicable to the awards, provided that the participant’s service has not terminated prior to such date, (B) the qualifying termination (as defined in the 2014 Plan) of the participant, or (C) subject to certain restrictions, the time immediately prior to the consummation of the change in control in the event that the acquiror will not, pursuant to the change in control, assume or continue the Company’s rights and obligations under the award or substitute for the award substantially equivalent awards for equity securities of such corporation, in each such case exercisable for or convertible into equity securities of such corporation which are registered under the Securities Act and traded on a United States securities exchange.

Prior to the grant of equity awards for the December Period and fiscal year 2015, we revised our form RSU agreements to require both a change in control (as defined in the CiC Plan) and a double-trigger event for the vesting of time-based equity awards to accelerate. A double-trigger event includes the acquiror not assuming the obligations of the award and a participant’s Involuntary Termination. This means that, under our new form RSU Agreement, notwithstanding the terms of our change in control agreements with our named executive officers or the terms of the 2014 Plan, a change in control of the Company without a double-trigger event will not cause the vesting of time-based RSUs to accelerate. We intend that all future time-based equity awards will be subject to this new form RSU Agreement.

Potential Benefits Table

The following table quantifies the potential payments and benefits to be received by our named executive officers assuming one of the following scenarios:

(1)	a change in control of the Company with no other triggering events occurring (referred to below as “CiC only,” and payable under the CiC Plan and the 2004 Plan);
(2)	a change in control and the completion of the PSU award’s original performance period (referred to below as “PSU Conversion,” and payable under the CiC Plan, the 2004 Plan and the 2014 Plan);
(3)	a change in control and a double-trigger event other than an Involuntary Termination (referred to below as “Not Assumed,” and payable under the CiC Plan, the 2004 Plan and the 2014 Plan); and
(4)	a change in control of the Company and the participant’s Involuntary Termination (referred to below as “Invol Term,” and payable under the CiC Plan, the 2004 Plan and the 2014 Plan).

The payments and benefits are calculated assuming the events occurred on December 31, 2014, the last business day of the December Period determined by our closing stock price of $11.23 per share on such date. The table does not reflect equity grants that were fully vested as of such date. The amounts below would be limited, to the extent applicable, by the excess parachute payment provisions under Section 4999 of the Code described above.

Name	Pro Rata Bonus Payment(1)	Lump Sum Cash Payment	Non-Compete Payment	Continuing Health Care Benefits(2)	Early Vesting of PSUs	Early Vesting of RSUs and SSARs(3)	Total ($)
Reza Meshgin
CiC only	N/A	N/A	N/A	N/A	N/A	$ 701,650	$ 701,650
PSU Conversion	N/A	N/A	N/A	N/A	$2,821,189	$ 701,650	$ 3,522,840
Not Assumed	N/A	N/A	N/A	N/A	$2,821,189	$2,294,851	$ 5,116,040
Invol Term	$639,275(4)	$3,255,564(4)	$651,113(4)	$85,658(4)	$2,821,189	$2,294,851	$ 9,747,649

Tom Liguori
CiC only	N/A	N/A	N/A	N/A	N/A	$ 214,313	$ 214,313
PSU Conversion	N/A	N/A	N/A	N/A	$741,865	$ 214,313	$ 956,178
Not Assumed	N/A	N/A	N/A	N/A	$741,865	$ 874,570	$ 1,616,435
Invol Term	$252,896(4)	$1,108,557(4)	$195,628(4)	$70,398(4)	$741,865	$ 874,570	$ 3,243,913

Thomas Lee
CiC only	N/A	N/A	N/A	N/A	N/A	$ 185,115	$ 185,115
PSU Conversion	N/A	N/A	N/A	N/A	$629,093	$ 185,115	$ 814,209
Not Assumed	N/A	N/A	N/A	N/A	$629,093	$ 742,056	$ 1,371,149
Invol Term	$181,038(4)	$890,163(4)	$157,088(4)	$49,634(4)	$629,093	$ 742,056	$ 2,649,072

Christine Besnard
CiC only	N/A	N/A	N/A	N/A	N/A	$ 142,082	$ 142,082
PSU Conversion	N/A	N/A	N/A	N/A	$491,762	$ 142,082	$ 633,844
Not Assumed	N/A	N/A	N/A	N/A	$491,762	$ 568,429	$ 1,060,191
Invol Term	$175,361(4)	$875,919(4)	$154,574(4)	$37,456(4)	$491,472	$ 568,429	$ 2,303,500

Lance Jin
CiC only	N/A	N/A	N/A	N/A	N/A	$ 207,631	$ 207,631
PSU Conversion	N/A	N/A	N/A	N/A	$664,726	$ 207,631	$ 872,358
Not Assumed	N/A	N/A	N/A	N/A	$664,726	$ 740,147	$ 1,404,873
Invol Term	$221,448(4)	$1,017,909(4)	$179,631(4)	$34,436(4)	$664,726	$ 740,147	$ 2,858,297

(1)

The amount shown represents a payment of a pro rata bonus for a “fiscal year.” Because the Company changed its fiscal year from September 30 to December 31, for purposes of this chart only, the pro rata bonus payment includes three-fourths of the target fiscal year 2014 bonus (e.g., for the period from January 1, 2014 to September 30, 2014) and the target bonus for the December Period, resulting in each named executive officer being paid for a full twelve-month period. This same methodology was used in calculating the Lump Sum Cash Payment and the Non-Compete Payment columns.

(2)

The amount shown represents continuing payments by the Company for healthcare benefits for 36 months for Mr. Meshgin and 24 months for each other named executive officer. The payment assumes that the Company was required to pay for continuing health care insurance under the Consolidated Omnibus Budget Reconciliation Act (COBRA), and the executive did not receive health care benefits under another employer’s plan prior to the end of the executive’s coverage period.

(3)	There were no unvested SSARs as of December 31, 2014.
(4)	Payable under the CiC Plan only.

Director Compensation

Employees of UEL and its subsidiaries who serve on our Board are entitled to receive the same compensation as other non-employee members of our Board. However, Messrs. Chan and Tan have informed the Company that they will not accept monetary payments or equity awards for their service, other than for reimbursement of their expenses in attending Board meetings.

The Company pays its other non-employee Board members the following fees related to their service on our Board:

•	annual retainer of $35,000;

•	per Board meeting fee of $2,500 for meetings attended;

•	per committee meeting fee of $1,500 for meetings attended; and

•	annual retainer for serving as:

¡	non-executive Chairman of the Board of $60,000;

¡	Audit Committee chairman of $15,000;

¡	Nominating and Corporate Governance Committee chairman of $7,000; and

¡	Compensation Committee chairman of $12,000,

all payable in equal quarterly installments.

If a Board member attends less than 75% of the Board meetings held in any given year, the Board member would receive (i) the per meeting fee for the meetings he/she actually attended during such year and (ii) a percentage of the annual Board retainer equal to the proportion of total Board meetings attended to the total Board meetings scheduled. Additionally, we reimburse the directors for reasonable expenses in connection with attendance at Board and committee meetings. There is no financial penalty if a Committee member does not attend at least 75% of the Committee meetings.

In addition, in the event the Board forms any special or ad hoc committee, non-employee members of such committee are paid meetings fees for meetings actually attended and the chair, if any, is typically paid a retainer in the same amount as the chairman of the Nominating Committee.

As part of our director compensation, we have a practice of granting an annual equity award to our non-employee directors. Following our annual meeting of stockholders in March 2014, each of our continuing non-employee directors, except Mr. Tan who is an employee of UEL, received a discretionary RSU award under the 2014 Plan for 6,186 shares of our common stock. This grant size was deemed appropriate by our Board following a fulsome review the prior year of our Board compensation practices.

Non-Employee Director Equity Ownership Guidelines

To further align the interests of our non-employee directors with those of our stockholders, the Compensation Committee has approved guidelines that require each non-employee director to maintain certain stock ownership levels. The following ownership guidelines became effective for non-employee directors in fiscal year 2011:

•	stock value equal to three times the annual cash board retainer (excluding any meeting fees or chair retainers)

Non-employee directors are expected to achieve the guideline level within three years of the guideline first becoming applicable to such director. The following types of ownership will be counted towards satisfying the guideline: shares owned outright by the director and shares owned by immediate family members. The guidelines also prohibit a director from short-selling or engaging in any financial activity where they would benefit or be insulated from a decline in our stock price. The Compensation Committee may elect to suspend or delay the guidelines for any director in the event of a financial emergency or undue hardship for the director or in the event that general economic conditions result in significant stock value changes over a very short period and the guidelines are waived for any director who does not accept stock grants from us. Until such time as a non-employee director has attained their guideline holding level, the director is expected to retain at least 30% of the gross of all equity grants.

The following table discloses certain information concerning the compensation of our non-employee directors for the December Period:

December Period Compensation of Non-Employee Directors

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Total ($)
Benjamin Duster(2)	$16,250	—	$16,250
Philippe Lemaitre	$35,750	—	$35,750
Linda Y.C. Lim, Ph.D.	$22,500	—	$22,500
James McCluney	$22,250	—	$22,250
Donald Schwanz	$25,250	—	$25,250
Roy Tan	$0	—	$0
Sam Yau	$24,500	—	$24,500

(1)	Calculated on the basis of fees earned during the December Period.
(2)	Mr. Duster resigned from our Board on February 10, 2015. His replacement, Mr. Hong Wai Chan, joined our Board after the December Period.

The following table represents the aggregate number of shares of our common stock subject to stock awards and options outstanding at the end of the December Period for each non-employee director:

Name	Options	Stock (RSUs)
Benjamin Duster	—	6,186
Philippe Lemaitre	—	6,186
Linda Y.C. Lim, Ph.D.	—	6,186
James McCluney	—	6,186
Donald Schwanz	—	6,186
Roy Tan	—	—
Sam Yau	15,000	6,186

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During various times during the December Period, Messrs. McCluney, Schwanz and Yau and Dr. Lim each served as members of our Compensation Committee. None of the members of the Compensation Committee at any time has been one of our officers or employees. No interlocking relationship exists, or has existed in the past, between the Board or Compensation Committee and the board of directors or compensation committee of any other entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of January 7, 2015 as to shares of the common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our Named Executive Officers under “Summary Compensation Table,” (iii) each of our current directors, (iv) each of our nominees for director, and (v) all of our current directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise noted below, the address of each beneficial owner is c/o Multi-Fineline Electronix, Inc., 8659 Research Dr., Irvine, California, 92618. Except as indicated in the footnotes to this table, the persons or entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. The percentage of common stock beneficially owned is based on 24,303,267 shares outstanding as January 7, 2015. In addition, shares issuable pursuant to options, SSARs and RSUs which may be exercised or will vest within 60 days of January 7, 2015 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individual. Thus, the number of shares considered to be outstanding for the purposes of this table may vary depending on the individual’s particular circumstances.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Stockholders Owning More Than 5% of the Common Stock:
Entities affiliated with UE(1)	14,817,052	60.97%
FMR LLC(2)	2,556,311	10.52%
Executive Officers, Directors and Director Nominees:
Reza Meshgin(3)	144,545	*
Tom Liguori(4)	47,553	*
Thomas Lee(5)	23,986	*
Christine Besnard(6)	29,255	*
Lance Jin(7)	45,204	*
Benjamin C. Duster, IV(8)	6,741	*
Philippe Lemaitre(9)	31,648	*
James McCluney(10)	11,908	*
Linda Y.C. Lim, Ph.D.(11)	31,604	*
Donald Schwanz(12)	32,778	*
Roy Chee Keong Tan	—	—
Sam Yau(13)	58,313	*
All current directors and executive officers as a group (12 persons)(14)	463,535	1.91%

*	Less than 1%

(1)

Represents 3,000,000 shares held by UWT and 11,817,052 shares held by WT. WT is a 99.97% owned subsidiary of WBL and UWT is a 60% owned subsidiary of WT. Roy Chee Keong Tan is the Group Chief Financial Officer of UEL and a director of WBL. Benjamin C. Duster, IV is a former director of WBL. The principal business address for UWT and WT is Wearnes Technology Building, 801 Lorong, 7 Toa Payoh, #07-00 Wearnes Building, Singapore 319319. UE may be deemed to share voting and dispositive power over the shares held by UWT and WT. See “May 2013 Change in Control – UE Purchase of WBL.” The principal business address of UE is 12 Ang Mo Kio Street 64, #01-01 UE BizHub Central, Singapore 569088. On August 21, 2014 and August 27, 2014, UEL announced that its controlling shareholders, Oversea-Chinese Banking Corporation Limited (“OCBC”) and Great Eastern Holdings Limited (“GEHL”), had announced that they are in preliminary discussions with TCC Top Enterprise Limited (“TCC”) in connection with a possible transaction relating to OCBC and GEHL’s combined stakes in UEL and its subsidiary, WBL, which may or may not lead to an offer for the shares of UEL and WBL. If such transaction occurs, it may result in a change in control for the Company. Mr. Duster resigned from our Board effective February 10, 2015.

(2)

Fidelity Management & Research Company (“Fidelity”), 245 Summer Street, Boston, Massachusetts 02210, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,555,900 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each have sole power to dispose of the 2,555,900 shares owned by the funds. Fidelity SelectCo, LLC (“SelectCo”), 1225 17th Street, Suite 1100, Denver, Colorado 80202, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 411 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “SelectCo Funds”). Edward C. Johnson 3d and FMR LLC, through its control of SelectCo, and the SelectCo Funds each have sole power to dispose of the 411 owned by the SelectCo Funds. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 1,725,000 shares of our common stock outstanding. Fidelity Low-Priced Stock Fund has its principal business office at 245 Summer Street, Boston, Massachusetts 02210. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of the Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. With respect to all of the information relating to the FMR, LLC and its affiliated entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G filed with the SEC on December 10, 2013. However, pursuant to a Form 13F filed by FMR LLC on November 7, 2014, FMR LLC beneficially owns 3,039,222 shares of our common stock as of September 30, 2014.

(3)	Includes 393 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015, and 144,152 shares held of record.
(4)	Includes 127 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015, and 47,426 shares held of record.
(5)	Includes 101 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015, and 23,885 shares held of record.
(6)	Includes 76 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015, and 29,179 shares held of record.
(7)	Includes 114 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015, and 45,090 shares held of record.
(8)	Includes 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 555 shares held of record.
(9)	Includes 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 25,462 shares held of record.
(10)	Includes 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 5,722 shares held of record.
(11)	Includes 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 25,418 shares held of record by the Linda Yuen-Ching Lim Gosling Trust U/A DTD June 6, 1994.
(12)	Includes 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 26,592 shares held of record.
(13)	Includes 15,000 options exercisable as of January 7, 2015, 6,186 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 37,127 shares held of record.
(14)

Includes 15,000 options exercisable as of January 7, 2015, 410,608 shares held of record, 37,116 shares subject to RSU grants which will vest within 60 days of January 7, 2015, and 811 shares issuable upon exercise of SSARs, assuming the SSARs were exercised as of January 7, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following summarizes the Company’s equity compensation plans at December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,279,038	$19.98	1,207,888
Equity compensation plans not approved by security holders	—	—	—
Total	2,279,038	$19.98	1,207,888

(1)	Includes 552,863 and 1,015,502 shares of common stock issuable upon vesting of outstanding RSUs and PSUs granted under the 2004 Plan and 2014 Plan, respectively.
(2)

Weighted average exercise price of outstanding options and SSARs only. The weighted-average exercise price of the outstanding instruments excluding those that can be exercised for no consideration is $6.32.

(3)

Shares available for issuance are from the 2014 Plan. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock based awards.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

We have entered into indemnification agreements with each of our executive officers, directors and certain other employees. In addition, our executive officers and directors are indemnified under Delaware General Corporation Law and our Bylaws to the fullest extent permitted under Delaware law. We have an insurance policy covering our directors and officers with respect to specified liabilities, including liabilities arising under the Securities Act or otherwise. On January 18, 2012, the Company adopted the CiC plan, which authorized the Company to enter into the change in control agreements as described above under “Potential Payments upon Termination and Change in Control.”

As discussed above under “Security Ownership of Certain Beneficial Owners and Management,” as of January 31, 2015, UE and its affiliated entities beneficially owned approximately 61% of our outstanding common stock.

On October 25, 2005, we entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with WBL, WT and UWT (the “WBL stockholders”). The Stockholders Agreement provides, among other things, that so long as the WBL stockholders in the aggregate effectively own (as defined in the Stockholders Agreement) one-third or more of our outstanding common stock, the appointment of our chief executive officer or the issuance of securities that would reduce the WBL stockholders’ effective ownership in us to below a majority of our shares outstanding on a fully diluted basis requires the affirmative vote of at least one individual who has been formally designated by any of the WBL stockholders to serve as a director on our Board and who is subsequently elected to our Board (a “WBL Designee”). Roy Tan, the Group Chief Financial Officer of UEL and a board member of WBL, and Hong Wai Chan, Chief Executive Officer of MFS, are members of our Board and each serve as a WBL Designee. Mr. Duster served as a WBL Designee prior to his resignation.

The Stockholders Agreement will terminate when the WBL stockholders no longer effectively own at least one-third of the outstanding shares of our common stock (on an as converted and as exchanged basis).

In addition to the rights under the Stockholders Agreement, as the owner of shares of our common stock representing over a majority of our outstanding shares of common stock, the WBL stockholders have the power to determine or significantly influence the outcome of our director elections and matters requiring the affirmative vote of our stockholders, including the power to prevent an acquisition of us or any other change in control of our company. Because the interests of the WBL stockholders as our controlling stockholders may differ from the interests of our other stockholders, actions taken by the WBL stockholders with respect to us may not be favorable to such other stockholders.

On November 30, 2012, the Company entered into a Registration Rights Agreement, as amended by the parties on February 4, 2014 (the “Registration Rights Agreement”) with the WBL stockholders. Pursuant to the Registration Rights Agreement, the Company registered the shares of its common stock held by the WBL stockholders by filing a shelf registration statement that permits the resale of shares by the WBL stockholders and their permitted assigns into the market from time to time over an extended period.

In addition, the Registration Rights Agreement provides the WBL stockholders and their permitted assigns with the ability to exercise certain piggyback registration rights with respect to the Company’s shares they hold if the Company elects to register any of its common stock, and includes provisions dealing with allocation of securities included in registration statements, registration procedures, indemnification, contribution, assignment, and allocation of expenses. The Registration Rights Agreement terminated effective February 8, 2015.

As of December 31, 2014, we leased a facility from WBL in Singapore. The aggregate lease payments made to WBL for the December Period were approximately $54,000. We believe that this lease was made or entered into on terms that are no less favorable to us than those we could obtain from unaffiliated third parties.

Management fees may be charged to us by an affiliate of WBL, pursuant to a Corporate Services Agreement between us and such entity. Under this agreement, we may be billed for services on a time and materials basis. For the December Period, no services were provided under this agreement.

Policies and Procedures with Respect to Related Party Transactions

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

Our Audit Committee charter requires that members of the Audit Committee, all of whom are independent directors, review and discuss with management and the independent auditors any related party transactions which are significant in size or involve terms that would otherwise not likely be negotiated with independent parties, and that are relevant to an understanding of our financial statements. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which we are a participant and in which any of the following persons has or will have a direct or indirect interest:

•	an executive officer, director or director nominee of the Company;

•	any person who is known to be the beneficial owner of more than 5% of our common stock;

•

any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock; or

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such position, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

All related party transactions will be disclosed in our applicable filings with the SEC as required by the SEC rules.

Director Independence

A majority of the Board must qualify as “independent directors” within the meaning of Nasdaq Rule 5605. The Board has determined that Messrs. Lemaitre, McCluney, Schwanz and Yau and Dr. Lim qualify as independent directors. The Board has also determined that each director who currently serves on the Audit Committee, the Nominating Committee and the Compensation Committee is “independent,” as that term is defined by applicable listing standards of Nasdaq and the SEC rules. Messrs. Chan and Tan are not deemed independent under the applicable rules because Mr. Chan is an employee of an UEL-affiliated company, and Mr. Tan serves as Group Chief Financial Officer of UEL, whose subsidiaries in turn own a majority of our outstanding common stock. Each member of the Compensation Committee qualifies as a non-employee director.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our financial statements for the December Period, and fiscal years ended September 30, 2014 and 2013 and fees billed for other non-audit services rendered by PricewaterhouseCoopers LLP.

	Three Months Ended		Fiscal Year Ended September 30,
	December 31, 2014		2014	2013
Audit Fees(1)	$480,000	(3)	$1,082,838	$948,538
Tax Fees(2)	97,435		542,546	571,829
Total	$577,435		$1,625,384	$1,520,367

(1)	Audit fees consisted of fees paid for the integrated audit, selected statutory audits and quarterly reviews.
(2)

Tax fees related to compliance with Federal, State, local and foreign tax regulations as well as tax return preparation services were $12,903, $70,509 and $76,971 for the December Period and the fiscal years ended September 30, 2014 and 2013, respectively. Tax fees related to assistance provided with respect to the review and audit of tax matters by government agencies and tax authorities, including consultations on technical tax matters, were $84,532, $472,037 and $494,858 for the December Period and the fiscal years ended September 30, 2014 and 2013, respectively.

(3)	The Company will be reimbursed by UEL for approximately $403,000 of the audit fees for the December Period as such fees relate to our transition to a December 31 year end.

Pre-Approval Policies and Procedures

It is our policy that all audit and non-audit services to be performed by our principal independent registered public accounting firm be approved in advance by the Audit Committee. The Audit Committee will not approve the engagement of our principal independent registered public accounting firm to perform any service that the independent registered public accounting firm would be prohibited from providing under applicable listing standards of Nasdaq or SEC rules. In assessing whether to approve use of our principal independent registered public accounting firm for permitted non-audit services, the Audit Committee tries to minimize relationships that could appear to impair the objectivity of the firm. The Audit Committee will approve permitted non-audit services by our principal independent registered public accounting firm only when it will be more effective or economical to have such services provided by the independent registered public accounting firm and where the nature of the services will not impair the firm’s independence. The Audit Committee has granted Mr. Yau, Chairman of the Audit Committee, the discretion to determine whether non-audit services proposed to be performed by PricewaterhouseCoopers LLP require the review of the entire Audit Committee, and in any situation where he deems it appropriate, Mr. Yau, acting alone, has been granted authority by the Audit Committee to negotiate and approve the engagement and/or terms of any non-audit service for us by PricewaterhouseCoopers LLP within the guidelines mentioned above. Mr. Yau reports regularly to the Audit Committee on any non-audit services he approves pursuant to such authority. During the December Period and the fiscal years ended September 30, 2014 and 2013, all audit and non-audit services performed by our principal independent registered public accounting firm were approved in advance by the Audit Committee or by Mr. Yau on behalf of the Audit Committee.

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

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

AND FISCAL YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

(In Thousands)

Accounts Receivable Allowance and Bad Debt Reserves	Balance at Beginning of Period	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Period
Three Months Ended December 31, 2014	$3,983	$3,363	$(4,220)	$3,126
Fiscal Year Ended September 30, 2014	$4,281	$10,817	$(11,115)	$3,983
Fiscal Year Ended September 30, 2013	$2,254	$16,567	$(14,540)	$4,281
Fiscal Year Ended September 30, 2012	$2,402	$2,787	$(2,935)	$2,254

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Period
Three Months Ended December 31, 2014	$42,611	$321	$(1,538)	$41,394
Fiscal Year Ended September 30, 2014	$22,536	$20,224	$(149)	$42,611
Fiscal Year Ended September 30, 2013	$12,334	$10,926	$(724)	$22,536
Fiscal Year Ended September 30, 2012	$12,527	$761	$(954)	$12,334

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: February 13, 2015	By:	/S/ REZA MESHGIN
Reza Meshgin
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Meshgin and Thomas Liguori, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Transition Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	February 13 , 2015

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2015

/S/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 13, 2015

Hong Wai Chan	Director

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	February 13, 2015

/S/ JAMES M. MCCLUNEY James M. McCluney	Director	February 13, 2015

/S/ DONALD SCHWANZ Donald Schwanz	Director	February13, 2015

/S/ ROY CHEE KEONG TAN Roy Chee Keong Tan	Director	February 13, 2015

/S/ SAM YAU Sam Yau	Director	February 13, 2015

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

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

			8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi- Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014
10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

21.1	List of Subsidiaries of Registrant.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.