Form 10-Q
period 2015-03-31
MULTI FINELINE ELECTRONIX INC
filed 2015-05-07
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2015 was 24,346,050.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

ASSETS	March 31, 2015	December 31, 2014
Cash and cash equivalents	$155,393	$132,382
Accounts receivable, net of allowances of $2,642 and $3,126 at March 31, 2015 and December 31, 2014, respectively	87,895	133,151
Inventories	50,399	65,627
Deferred taxes	514	514
Income tax receivable	265	265
Assets held for sale	6,130	11,387
Other current assets	4,012	7,034
Total current assets	304,608	350,360
Property plant and equipment, net	152,905	164,345
Land use rights	3,060	3,108
Deferred taxes	9,145	9,120
Other assets	538	454
Total assets	$470,256	$527,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$98,176	$143,032
Other current liabilities	22,752	42,697
Income taxes payable	1,940	2,020
Total current liabilities	122,868	187,749
Other long-term liabilities	9,677	11,178
Total liabilities	132,545	198,927
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 0 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 24,345,523 and 24,303,267 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid in capital	95,536	94,394
Retained earnings	193,195	184,099
Accumulated other comprehensive income	48,978	49,965
Total stockholders' equity	337,711	328,460
Total liabilities and stockholders' equity	$470,256	$527,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$149,099	$117,793
Cost of sales	130,060	130,765
Gross profit (loss)	19,039	(12,972)
Operating expenses
Research and development	1,374	1,496
Sales and marketing	3,967	4,353
General and administrative	5,492	3,634
Impairment and restructuring	(1,180)	24,798
Total operating expenses	9,653	34,281
Operating income (loss)	9,386	(47,253)
Other income and expense
Interest income	354	246
Interest expense	(91)	(217)
Other income (expense), net	938	116
Income (loss) before taxes	10,587	(47,108)
Provision for income taxes	(1,491)	(5,308)
Net income (loss)	9,096	(52,416)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(987)	(2,310)
Total comprehensive net income (loss)	$8,109	$(54,726)

Net income (loss) per share:
Basic	$0.37	$(2.18)
Diluted	$0.36	$(2.18)
Shares used in computing net income (loss) per share:
Basic	24,318,019	24,090,754
Diluted	25,100,781	24,090,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities	2015	2014
Net income (loss)	$9,096	$(52,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,474	13,687
Deferred taxes	(25)	4,928
Stock-based compensation expense	1,220	954
Asset (recoveries) impairments	(284)	11,549
Gain on disposal of equipment and assets held for sale	(1,096)	(525)
Changes in operating assets and liabilities:
Accounts receivable	45,230	71,768
Inventories	14,370	20,780
Other current assets	2,940	1,130
Other assets	(67)	404
Accounts payable	(41,164)	(61,651)
Accrued liabilities	(19,953)	3,475
Income taxes payable	(83)	(934)
Other liabilities	(1,487)	1,701
Net cash provided by operating activities	20,171	14,850
Cash flows from investing activities
Purchases of property and equipment	(3,890)	(3,847)
Proceeds from sale of equipment and assets held for sale	6,719	1,482
Net cash provided by (used in) investing activities	2,829	(2,365)
Cash flows from financing activities
Tax withholdings for net share settlement of equity awards	(78)	—
Proceeds from exercise of stock options	—	28
Net cash (used in) provided by financing activities	(78)	28
Effect of exchange rate changes on cash	89	162
Net increase in cash	23,011	12,675
Cash and cash equivalents at beginning of period	132,382	111,887
Cash and cash equivalents at end of period	$155,393	$124,562
Non-cash investing activities
Purchases of property and equipment	$1,331	$603

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% of the Company’s outstanding common stock as of each of March 31, 2015 and December 31, 2014. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”) , formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd (“MFC1” which we are in the process of de-registering) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2014 to December 31, 2014 filed with the SEC on February 13, 2015 (the “Transition Report”). The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to money market funds are measured at fair value at the end of each reporting period. The fair value of the Company’s money market funds were measured using Level 1 fair value inputs, which consisted of quoted market prices in active markets for identical assets and liabilities.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of March 31, 2015
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$19,649	$—	$—
	$19,649	$—	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$18,208	$—	$—
	$18,208	$—	$—

As of March 31, 2015, assets held for sale were measured at fair value on a non-recurring basis. The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for the building and equipment. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014:

Fair Value Measurements of Assets on a Non-Recurring Basis as of March 31, 2015
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$ —	$ —	$ 6,130

	$ —	$ —	$ 6,130

	Fair Value Measurements of Assets on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$11,387
	$—	$—	$11,387

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$14,389	$19,268
Work-in-progress	16,804	15,713
Finished goods	19,206	30,646
	$50,399	$65,627

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	March 31, 2015	December 31, 2014
Building	$50,259	$50,450
Machinery and equipment	333,375	334,539
Computers and capitalized software	13,568	13,328
Leasehold improvements	1,290	1,290
Construction-in-progress	172	598
	$398,664	$400,205
Accumulated depreciation and amortization	(245,759)	(235,860)
	$152,905	$164,345

Other Current Liabilities

Other current liabilities were composed of the following:

	March 31, 2015	December 31, 2014
Wages and compensation	$10,578	$13,855
Restructuring expenses¹	4,038	5,710
Current portion of liabilities on uncertain tax positions	—	12,524
Other accrued expenses	8,136	10,608
	$22,752	$42,697
[1]	Refer to Note 7 for further information on the Company’s impairment and restructuring activities during the three months ended March 31, 2015.

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended March 31, 2015 and 2014 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
2015	$1,013	$(464)	$256	$805
2014	$1,452	$(1,234)	$1,596	$1,814

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic weighted-average number of common shares outstanding	24,318,019	24,090,754
Dilutive effect of potential common shares	782,762	—
Diluted weighted-average number of common and potential common shares outstanding	25,100,781	24,090,754
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	637,105	934,394

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $10,499 and $8,791 as of March 31, 2015 and December 31, 2014, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of March 31, 2015 and December 31, 2014 were $20,094 and $20,170, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended March 31,
	2015	2014
Smartphones	75%	74%
Tablets	15%	11%

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

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($32,562 at March 31, 2015). The MFC Credit Line will mature on July 30, 2016.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($48,842 at March 31, 2015). The CCB Credit Line will mature on May 5, 2016.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Line of credit (BA)	$30,000	$30,000	$—	$—
Line of credit (ABC)	32,562	32,685	—	—
Line of credit (CCB)	48,842	49,028	—	—
	$111,404	$111,713	$—	$—

As of March 31, 2015, the Company was in compliance with all applicable financial covenants.

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

Net sales by geographic segment is as follows:

	Three Months Ended March 31,
	2015	2014
Net sales
United States	$3,237	$3,519
China	123,836	110,559
Singapore	141,889	94,239
Other	517	3,244
Eliminations	(120,380)	(93,768)
Total	$149,099	$117,793

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

Restricted Stock Units

From time to time, the Company grants service-based restricted stock units (“RSUs”) under the 2014 Plan to certain employees (including executive officers) and directors at no cost to such individual. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

RSU activity for the three months ended March 31, 2015 is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2014	1,568,365	$9.43
Granted	24,780	19.82
Vested	(39,616)	13.81
Canceled	(16,200)	11.00
Non-vested shares outstanding at March 31, 2015	1,537,329	$9.47

RSU details for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Service-based RSUs granted	24,780	49,116
Compensation cost recognized	$1,220	$954
Weighted-average grant-date fair value of non-vested RSUs granted	$19.82	$13.89
Weighted-average grant-date fair value of RSUs vested	$13.81	$13.57
Aggregate intrinsic value of RSUs vested	$752	$25

Unearned compensation as of March 31, 2015 was $8,889 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 2.2 years.

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Cost of sales	$103	$62
Research and development	101	108
Sales and marketing	163	149
General and administrative	853	635
Total	$1,220	$954

6. Income Taxes

As of March 31, 2015, the Company recorded a liability for income taxes associated with uncertain tax positions of $15,564, of which $6,965, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2014, the total liability for income taxes associated with uncertain tax positions was $26,109, of which $17,510, if recognized, would favorably affect the Company’s effective tax rate. The decrease in liability was due to the settlement with the Chinese tax authority on its audit of MFC and MFC1 for tax years 2005 through 2011. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

7. Impairment and Restructuring

The Company recorded the following impairment and restructuring activities during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Asset (recoveries) impairments	$(284)	$11,549
Gain on sale of a satellite facility	(1,101)	—
One-time termination benefits	13	8,664
Other costs	192	4,585
Impairment and restructuring	$(1,180)	$24,798

Assets Held For Sale

During the three months ended March 31, 2015, the Company completed the sale of one of its satellite facilities in Suzhou, China, which resulted in a gain of $1,101. In addition, the Company recorded impairment recoveries of $(284) upon completing the sale of certain machinery and equipment previously classified as assets held for sale. As of March 31, 2015, the Company’s assets held for sale included a manufacturing facility in Chengdu, China, which is reflected in the financial statements at its estimated fair value less costs of disposal.

Assets Held and Used

During the three months ended March 31, 2015, given the continued operating profits, the Company noted no triggering events or indicators that the carrying value of its assets held and used are not recoverable.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the three months ended March 31, 2015:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2014	$542	$(3)	$5,171	$5,710
Restructuring additions	13	—	192	205
Adjustment/foreign exchange effect	(108)	3	(264)	(309)
Amount paid	(192)	—	(1,316)	(1,508)
Accrued at March 31, 2015	$255	$—	$3,783	$4,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, sales growth, net income and losses, inventory levels, production build plans, restructuring and reorganization efforts and related charges, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, credit lines, including compliance with covenants and usage of such lines, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the United States, needs for additional financing, use of working capital, the benefits and risks of our China operations, the impact of environmental regulations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex and assemblies in smartphones, tablets and other consumer electronic devices, the adequacy of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to maintain the cost savings realized by our recent restructuring, the impact of changes in demand for our products, our success with new and current customers, our ability to be competitive in terms of price, technology, capability and manufacturing, our ability to maintain or grow our market share, our ability to diversify our customer base, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. In 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity, and we merged these two subsidiaries into one in 2010. Our Chinese subsidiaries provide a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In 2014, following a full review of our manufacturing footprint and in an effort to realign our manufacturing capacity and costs with expected net sales, we initiated a plan to consolidate our production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, were consolidated into our two main manufacturing plants under MFC in Suzhou. In addition, we closed MFE, which had been located in Cambridge, United Kingdom, and we reduced headcount at other locations. The Restructuring was complete as of December 31, 2014.

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on page 27 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Transition Report on Form 10-K for the three months ended December 31, 2014.

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table sets forth our consolidated statements of income data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	87.2	111.0
Gross profit (loss)	12.8	(11.0)
Operating expenses
Research and development	0.9	1.3
Sales and marketing	2.7	3.7
General and administrative	3.7	3.1
Impairment and restructuring	(0.8)	21.1
Total operating expenses	6.5	29.2
Operating income (loss)	6.3	(40.2)
Other income and expense
Interest income	0.2	0.2
Interest expense	(0.1)	(0.2)
Other income (expense), net	0.6	0.1
Income (loss) before taxes	7.0	(40.1)
Provision for income taxes	(1.0)	(4.5)
Net income (loss)	6.0%	(44.6)%

Net Sales. Net sales increased to $149.1 million for the three months ended March 31, 2015, from $117.8 million for the three months ended March 31, 2014. The increase of $31.3 million, or 26.6%, was primarily due to increased net sales into our smartphones and tablets sectors, as further quantified below. Net sales to our largest customer increased $46.2 million to $97.3 million for the three months ended March 31, 2015, primarily the result of higher production volumes in certain programs and product mix. Net sales to our newer customers decreased $8.4 million to $45.2 million for the three months ended March 31, 2015, from $53.6 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net sales to our largest customer accounted for approximately 65% of our total net sales, and two of our newer customers accounted for approximately 16% and 11%, respectively, of our total net sales.

Net sales into our smartphones sector increased to $112.3 million for the three months ended March 31, 2015, from $87.2 million for the three months ended March 31, 2014. The increase of $25.1 million, or 28.8%, was primarily due to increased sales volumes to one major customer in this sector of approximately $50.1 million as a result of strong demand for current programs. As a partial offset, we experienced decreased sales volumes to a major customer and a newer customer of approximately $8.3 million and $13.9 million, respectively, due to programs reaching the end of their life cycles. For the three months ended March 31, 2015 and 2014, our smartphones sector accounted for approximately 75% and 74% of total net sales, respectively.

Net sales into our tablets sector increased to $22.0 million for the three months ended March 31, 2015, from $12.5 million for the three months ended March 31, 2014. The increase of $9.5 million in net sales into the tablets sector was due primarily to increased sales volumes to a newer customer in this sector of approximately $13.8 million as a result of new program launches, partially offset by decreased sales volumes to a major customer of approximately $4.2 million due to the timing of multiple programs. For the three months ended March 31, 2015 and 2014, our tablets sector accounted for approximately 15% and 11% of total net sales, respectively.

Gross Margin. Gross margin increased to 12.8% for the three months ended March 31, 2015 from (11.0%) for the three months ended March 31, 2014. The increase of approximately 2,400 basis points was primarily attributable to approximately 1,300 basis points from lower overhead cost as a result of Restructuring benefits, and lower spending, 700 basis points from improved product mix and 400 basis points from improved labor efficiency, including benefits. Gross profit was $19.0 million for the three months ended March 31, 2015 as compared to gross loss of $13.0 million for the three months ended March 31, 2014.

Research and Development. Research and development expense decreased by $0.1 million to $1.4 million for the three months ended March 31, 2015, from $1.5 million for the three months ended March 31, 2014. The decrease is primarily related to lower variable spending. As a percentage of net sales, research and development expense decreased to 0.9% from 1.3% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.4 million to $4.0 million for the three months ended March 31, 2015, from $4.4 million in the comparable period of the prior year. The decrease is primarily the result of reduced sales commissions and variable spending. As a percentage of net sales, sales and marketing expense decreased to 2.7% from 3.7% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $1.9 million to $5.5 million for the three months ended March 31, 2015, from $3.6 million in the comparable period of the prior year. This increase was primarily due to higher bonus of $0.8 million due to stronger earnings in the current period, coupled with slightly higher variable spending of approximately $0.3 million. In addition, during the three months ended March 31, 2014, we had a gain on disposal of equipment of $0.5 million, which partially offset general and administrative expenses. As a percentage of net sales, general and administrative expense increased to 3.7% from 3.1% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended March 31, 2015, we recorded impairment and restructuring of $(1.2) million primarily due to a gain of $1.1 million on the sale of a satellite facility in Suzhou, China. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the three months ended March 31, 2014, we recorded impairment and restructuring of $24.8 million.

Other Income (Expense), Net. Other income, net increased to $0.9 million for the three months ended March 31, 2015, from other income, net of $0.1 million for the three months ended March 31, 2014. This increase was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for three months ended March 31, 2015 and 2014 was 14.1% and (11.3)%, respectively. The effective tax rate for March 31, 2014 was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our second quarter of 2015, we expect net sales to range between $135 and $165 million with continued strong contribution from our major customer and certain of our newer customers.

Gross Margin. For our second quarter of 2015, we expect gross margin to be between 12% and 14% based on the production build plans, projected net sales volume and anticipated product mix.

Operating Expenses. We expect normal operating expenses to be approximately $10.5 million during our second quarter of 2015.

Income Taxes. We expect the effective tax rate, on average, to be in the mid to high teens for 2015.

Capital Expenditures. For our second quarter of 2015, we are anticipating capital expenditures to be between $5 million and $8 million. For calendar year 2015, we expect capital expenditures to be approximately $25 million.

These projections are based on several business assumptions and are therefore subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and our ability to borrow under our various credit facilities. Our principal uses of cash have been to finance working capital and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, if needed.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next year, without the need to repatriate earnings.

Changes in the principal components of operating cash flows during the three months ended March 31, 2015 were as follows:

●

Our net accounts receivable balance decreased to $87.9 million as of March 31, 2015 from $133.2 million as of December 31, 2014, a decrease of 34.0%, due to seasonality of net sales. Days sales outstanding on a quarterly basis decreased to 53 days at March 31, 2015 from 57 days at December 31, 2014. Our inventory balance decreased to $50.4 million as of March 31, 2015 from $65.6 million as of December 31, 2014, which is a decrease of 23.2%. Days in inventory on a quarterly basis increased to 35 days at March 31, 2015 from 33 days at December 31, 2014. Our accounts payable balance decreased to $98.2 million as of March 31, 2015 from $143.0 million as of December 31, 2014, which is a decrease of 31.3%, due to lower material purchases and the timing of program ramps. Days payable on a quarterly basis decreased to 68 days at March 31, 2015 from 72 days at December 31, 2014.

•

We had a gain of $1.1 million on disposal of equipment and assets held for sale and impairment recoveries of $0.3 million during the three months ended March 31, 2015, versus a gain of $0.5 million on disposal of equipment and long-lived asset impairments of $11.5 million for the comparable period of the prior year.

•

Depreciation and amortization expense was $11.5 million for the three month ended March 31, 2015, versus $13.7 million for the comparable period of the prior year, primarily due to decreased capital expenditures and disposals of fixed assets related to our Restructuring.

Our principal investing and financing activities during the three months ended March 31, 2015 were as follows:

●

Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2015 and consisted of proceeds of $6.7 million from sale of equipment and assets held for sale, partially offset by cash purchases of capital equipment and other assets of $3.9 million.

●

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2015 and consisted of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at March 31, 2015 and December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2015, no amounts were outstanding under our loan agreements with Bank of America, Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. There have been no material changes in our market risks during the three months ended March 31, 2015.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the United States. Approximately $144.4 million, or 97%, of total shipments to these foreign manufacturers during the three months ended March 31, 2015 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.14 RMB per U.S. dollar for the three months ended March 31, 2015. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next twelve months. If there is a need for additional cash to fund our operations, we may attempt to access our global credit lines, which totaled $111.4 million of available borrowings as of March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in fiscal years 2013 and 2014, we incurred a net loss of $65.5 million and $84.5 million, respectively, on a full year basis. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we have undergone strategic restructuring efforts and returned to profitability in both the fourth quarter of fiscal 2014 and the first quarter of 2015, we cannot be certain that this return to profitability will be sustained, and our profitability may fluctuate from quarter to quarter based on a variety of factors, including capacity utilization, overhead absorption, yields and product mix.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the three months ended March 31, 2015 and 2014, approximately 75% and 74%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 15% and 11%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 4% and 10%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially, which could result in a net loss for us.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. In the three months ended March 31, 2015 and 2014, we had only three and three customers, respectively, who represented 10% or more of our net sales, with approximately 65% and 43%, respectively, of our net sales to the same one customer. Furthermore, approximately 92% and 80%, of our net sales were to only three customers in the aggregate for the three months ended March 31, 2015 and 2014, respectively. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts. In addition, in fiscal year 2014, we experienced a decline in sales to certain of our key customers and net sales attributable to a limited number of customers and their subcontractors are expected to continue to represent a substantial portion of our business for the foreseeable future.

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

Our customers often cancel their orders, change production quantities, delay production or qualify additional vendors, any of which can reduce our net sales, increase our expenses, affect our gross margin and/or cause us to write down inventory.

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

Our selling prices are affected by changes in overall demand for our products, changes in the specific products our customers buy, pricing of competitors’ products, our manufacturing efficiency, product life cycles and general economic conditions. In addition, from time to time we may elect to reduce the price of certain products we produce in order to gain additional orders, or not lose orders, on a particular program. A typical life cycle for one of our products has our selling price decrease as the program matures. To offset price decreases during a product’s life cycle, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product’s cost. If we cannot reduce our manufacturing costs as prices decline during a product’s life cycle, or if we are required to pay damages to a customer due to a breach of contract or other claim, including due to quality or delivery issues, our cost of sales as a percentage of net sales may increase, which would harm our profitability and could affect our working capital levels.

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

Continued improvement in manufacturing capabilities, quality control, material costs and successful product testing capabilities are critical to our growth. Our efforts to monitor, develop, modify and implement stringent testing and manufacturing processes for our products may not be sufficient. If any flaw in the design, production, assembly or testing of our or our customers’ products were to occur or if our, or our customers’, products were believed to be unsafe, it could result in significant delays in product shipments by, or cancellation of orders or substantial penalties from, our customers and their customers, substantial refund, recall, repair or replacement costs, an increased return rate for our products, potential damage to our reputation, or potential lawsuits which could prove to be time consuming and costly. Pronouncements by the World Health Organization listing mobile phone use as possibly carcinogenic may affect our customers’ sales and in turn affect our sales to our customers. Because we normally provide a warranty for our products, a significant claim for damages related to a breach of warranty could materially affect our financial results.

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

Our long-term strategy relies in part on timely adopting, developing and manufacturing technological advances and new processes to meet our customers’ needs and to expand into new markets outside the mobility market. However, any new technology or process adopted or developed by us may not meet the expectations of our existing or potential customers, or customers outside the mobility market may not select either our current or new process capabilities for their offerings. Customers could decide to switch to alternative technologies or materials, adopt new or competing industry standards with which our products are incompatible or fail to adopt standards with which our products are compatible. If we are unable to obtain customer qualifications for new processes or product features, cannot qualify our processes for high-volume production quantities or do not execute our operational and strategic plans for new developments in advanced technologies in a timely manner, our net sales or profitability may decrease. In addition, we may incur higher manufacturing costs in connection with new technology, materials, products or product features, as we may be required to replace, modify, design, build and install equipment, all of which would require additional capital expenditures. Also, due to financial constraints, we may not be able to invest in such new technology advancements and as a result, could fall behind our competition and/or not be able to satisfy our customers’ requirements, which could result in loss of sales and decreased profitability.

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

Furthermore, we have experienced very high employee turnover in our facilities in China, and we continue to experience difficulty in recruiting employees for these facilities. In addition, we are noting the signs of wage inflation, labor unrest and increased unionization in China and new regulations regarding the usage of contract workers, and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees works in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, new regulations regarding contract workers, our difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses, and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

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

We have operations in a number of countries, including the United States, China, Korea, Taiwan and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks which can arise from international trade transactions, local business practices and cultural considerations, including:

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 90% of the total shipments made to foreign manufacturers during the fiscal year 2014. The remaining balance of our net sales is primarily denominated in Chinese Renminbi. As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

We recently completed a process of consolidating and reorganizing certain of our operations in an effort to realign our organization to more efficiently support customer demand while decreasing operating expenses. While we recognized certain cost savings and other benefits from these initiatives during recent quarters, the sustainability of these cost savings is subject to many risks and uncertainties and there can be no assurance that we will be successful in sustaining the recognized cost savings. Failure to do so could adversely impact our financial condition, results of operations, or cash flows, and may otherwise cause disruption to our business.

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

In addition, for so long as WBL or its subsidiaries (collectively, the “WBL Entities”) effectively own at least one-third of our voting stock, it has the ability, through a stockholders’ agreement with us, to approve the appointment of any chief executive officer or the issuance of securities that would reduce the WBL Entities’ effective ownership of us to a level that is below a majority of our outstanding shares of common stock, as determined on a fully diluted basis. As a result, the WBL Entities could preclude us from engaging in an acquisition or other strategic opportunity that we may want to pursue if such acquisition or opportunity require the issuance of our common stock. This concentration of ownership may also discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. The UE Group could also sell a controlling interest in us, or a portion of their interest, to a third party, including a participant in our industry, which could adversely affect our operations or our stock price.

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

UEL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, when we submit a matter for the approval of our stockholders, UEL may be required to obtain the approval of its own respective stockholders for such action before UEL can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require UEL to obtain its stockholders’ approval may include certain amendments of our certificate of incorporation, an acquisition or a sale of our assets the value of which exceeds certain prescribed thresholds under the rules of the Singapore Exchange, and certain issuances of our capital stock. In addition, we have been advised that if UEL is in an “offer period” under the rules of the Singapore Exchange (for example, if there was a potential offer by a third party for UEL’s outstanding shares), then during the pendency of such offer period UEL may be prevented from doing anything that would constitute “frustration of the offer” without first obtaining (a) either the approval of its stockholders or the potential offeror and (b) the Singapore Securities Industry Council (the “SIC”). Any material acquisition by, or disposition of, one of UEL’s subsidiaries, including us, could be considered a “frustration of the offer,” and thus, approval by UEL’s stockholders/potential offeror and the SIC could first be required for UEL.

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during February 2015, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for fiscal year 2016. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or the future may have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. For example, certain of our customers are requesting that we voluntarily disclose data regarding our environmental discharge with the Institute of Public and Environmental Affairs (“IPE”), which is a non-governmental organization in China. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation, including its revised Environmental Protection Law, effective January 1, 2015. In addition, we are often required to obtain reports from our suppliers regarding the materials they provide to us. The costs of complying with any change in, or interpretation of, such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the SEC to establish disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. These rules may affect sourcing at competitive prices and availability of sufficient quantities of minerals used in the manufacture of our products. In addition, there are costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

Potential future acquisitions or strategic business alliances could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

As part of our business strategy, we intend to continue to consider acquisitions of, or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

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

Effective internal controls are necessary for us to provide reliable financial reports. This effort is made more challenging by our significant overseas operations. In addition, our chief financial officer has recently informed us of his resignation effective as of May 15, 2015, to pursue another career opportunity. If we cannot provide reliable financial reports, our operating results could be misstated, current and potential stockholders could lose confidence in our financial reporting and the trading price of our stock could be negatively affected. There can be no assurance that our internal controls over financial processes and reporting will be effective in the future.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from April 1, 2014 to March 31, 2015, the high and low sales prices for our common stock were $20.15 and $8.11 per share, respectively. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.3 million shares of common stock outstanding as of March 31, 2015, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

If certain requirements are not met, the SEC could impose sanctions against China-based members of certain accounting firms’ networks, which could affect our ability to have those firms perform audits for us in the future.

From time to time, the SEC requests access to the audit documents of Chinese US-listed companies from their accountants. Many of the accounting firms, including the Chinese members of the so-called Big Four accounting firms’ networks, have historically refused to provide these records citing China’s state law which specifies that certain Chinese company records can be claimed as state secrets. In January of 2014, an SEC Administrative Law judge made an initial decision which determined that the Chinese members of the Big Four firms’ networks, including PricewaterhouseCoopers Zhong Tian LLP (“PwC China”), among others, should be suspended from practicing before the SEC for a period of six months, which includes, but is not limited to, performing audits of subsidiaries of companies that are registered with the SEC. This decision was stayed pending review, and in February 2015, the SEC announced that it had come to a settlement with the China-based firms associated with the Big Four firms, which settlement imposed sanctions against the firms and provides the SEC with authority to impose a variety of remedial measures on the firms if future document productions fail to meet specified criteria. Remedies for future non-compliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work.

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

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: May 7, 2015	By:	/s/ Thomas Liguori
Thomas Liguori Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K	000-50812	12/3/2012

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

			8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement under the 2004 Stock Incentive Plan.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.		10-K	000-50812	11/17/2009

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.