Form 10-Q
period 2015-06-30
MULTI FINELINE ELECTRONIX INC
filed 2015-08-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2015 was 24,362,400.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$142,906	$132,382
Accounts receivable, net of allowances of $1,317 and $3,126 at June 30, 2015 and December 31, 2014, respectively	118,660	133,151
Inventories	58,890	65,627
Assets held for sale	6,059	11,387
Other current assets	5,622	7,813
Total current assets	332,137	350,360
Property plant and equipment, net	147,026	164,345
Land use rights	3,057	3,108
Deferred taxes	8,970	9,120
Other assets	1,120	454
Total assets	$492,310	$527,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$107,671	$143,032
Other current liabilities	24,260	42,697
Income taxes payable	1,928	2,020
Total current liabilities	133,859	187,749
Other long-term liabilities	7,213	11,178
Total liabilities	141,072	198,927
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 0 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 24,361,720 and 24,303,267 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid in capital	96,014	94,394
Retained earnings	205,070	184,099
Accumulated other comprehensive income	50,152	49,965
Total stockholders' equity	351,238	328,460
Total liabilities and stockholders' equity	$492,310	$527,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$152,765	$130,804	$301,864	$248,597
Cost of sales	134,193	138,023	264,253	268,788
Gross profit (loss)	18,572	(7,219)	37,611	(20,191)
Operating expenses:
Research and development	1,226	1,720	2,600	3,216
Sales and marketing	3,976	4,547	7,943	8,900
General and administrative	4,640	4,163	10,132	7,797
Impairment and restructuring	(143)	8,361	(1,323)	33,159
Total operating expenses	9,699	18,791	19,352	53,072
Operating income (loss)	8,873	(26,010)	18,259	(73,263)
Other income and expense:
Interest income	421	170	775	416
Interest expense	(94)	(19)	(185)	(236)
Other income (expense), net	1,146	711	2,084	827
Income (loss) before taxes	10,346	(25,148)	20,933	(72,256)
Benefit from (provision for) income taxes	1,529	(3,612)	38	(8,920)
Net income (loss)	11,875	(28,760)	20,971	(81,176)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,174	(2,330)	187	(2,330)
Total comprehensive net income (loss)	$13,049	$(31,090)	$21,158	$(83,506)

Net income (loss) per share:
Basic	$0.49	$(1.19)	$0.86	$(3.37)
Diluted	$0.47	$(1.19)	$0.83	$(3.37)
Shares used in computing net income (loss) per share:
Basic	24,354,305	24,144,874	24,336,907	24,117,963
Diluted	25,346,829	24,144,874	25,238,683	24,117,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$20,971	$(81,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,126	26,443
Deferred taxes	150	8,195
Stock-based compensation expense	2,028	1,926
Income tax benefit related to stock option exercises	—	(57)
Asset (recoveries) impairments	(382)	18,439
Gain on disposal of equipment and assets held for sale	(777)	(508)
Changes in operating assets and liabilities:
Accounts receivable	14,022	52,787
Inventories	6,869	34,853
Other current assets	2,071	5,153
Other assets	(647)	(496)
Accounts payable	(35,139)	(74,204)
Other current liabilities	(18,487)	(3,345)
Income taxes payable	(86)	(4,147)
Other liabilities	(3,958)	6,285
Net cash provided by (used in) operating activities	9,761	(9,852)
Cash flows from investing activities
Purchases of property and equipment	(6,317)	(7,437)
Proceeds from sale of equipment and assets held for sale	6,977	2,314
Change in restricted cash, net	520	(520)
Net cash provided by (used in) investing activities	1,180	(5,643)
Cash flows from financing activities
Income tax benefit related to stock option exercises	—	57
Tax withholdings for net share settlement of equity awards	(408)	(35)
Proceeds from exercise of stock options	—	747
Borrowings from lines of credit	—	20,000
Net cash (used in) provided by financing activities	(408)	20,769
Effect of exchange rate changes on cash	(9)	279
Net increase in cash	10,524	5,553
Cash and cash equivalents at beginning of period	132,382	111,887
Cash and cash equivalents at end of period	$142,906	$117,440
Non-cash investing activities
Purchases of property and equipment	$5,166	$3,307

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% of the Company’s outstanding common stock as of each of June 30, 2015 and December 31, 2014. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2014 to December 31, 2014 filed with the SEC on February 13, 2015 (the “Transition Report”). The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities approximated fair value due to their short maturities. For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to money market funds are measured at fair value at the end of each reporting period. The fair value of the Company’s money market funds were measured using Level 1 fair value inputs, which consisted of quoted market prices in active markets for identical assets and liabilities.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,006	$—	$—
	$5,006	$—	$—

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$18,208	$—	$—
	$18,208	$—	$—

As of June 30, 2015, assets held for sale were measured at fair value on a non-recurring basis. The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of a recent value assessment report and third-party offers for the building and equipment. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$6,059
	$—	$—	$6,059

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$11,387
	$—	$—	$11,387

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	June 30, 2015	December 31, 2014
Raw materials and supplies	$13,377	$19,268
Work-in-progress	19,480	15,713
Finished goods	26,033	30,646
	$58,890	$65,627

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	June 30, 2015	December 31, 2014
Building	$50,444	$50,450
Machinery and equipment	335,796	334,539
Computers and capitalized software	13,816	13,328
Leasehold improvements	1,092	1,290
Construction-in-progress	2,711	598
	$403,859	$400,205
Accumulated depreciation and amortization	(256,833)	(235,860)
	$147,026	$164,345

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Other Current Liabilities

Other current liabilities were composed of the following:

	June 30, 2015	December 31, 2014
Wages and compensation	$12,126	$13,855
Restructuring expenses¹	3,375	5,710
Current portion of liabilities on uncertain tax positions	—	12,524
Other accrued expenses	8,759	10,608
	$24,260	$42,697

[1]	Refer to Note 7 for further information on the Company’s impairment and restructuring activities during the three and six months ended June 30, 2015.

Product Warranty Accrual

Changes in the product warranty accrual for the three and six months ended June 30, 2015 and 2014 were as follows:

	Balance at April 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
2015	$805	(1,944)	1,807	$668
2014	$1,814	(1,860)	902	$856

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at June 30
2015	$1,013	(2,407)	2,062	$668
2014	$1,452	(3,084)	2,488	$856

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted-average number of common shares outstanding	24,354,305	24,144,874	24,336,907	24,117,963
Dilutive effect of potential common shares	992,524	—	901,776	—
Diluted weighted-average number of common and potential common shares outstanding	25,346,829	24,144,874	25,238,683	24,117,963
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	139,421	931,932	392,953	945,506

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $12,822 and $8,791 as of June 30, 2015 and December 31, 2014, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of June 30, 2015 and December 31, 2014 were $19,466 and $20,170, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Smartphones	69%	65%	70%	69%
Tablets	13%	17%	14%	14%

3. Lines of Credit

During August 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A. (“BA”), as agent, providing for a senior revolving credit facility in an amount up to $30,000. The credit facility has a three-year term, and availability under the credit facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party. Amounts outstanding will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin, which ranges from 175 to 275 basis points, or (2) a defined base rate plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis.

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($32,714 at June 30, 2015). The MFC Credit Line will mature on July 30, 2016.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($49,071 at June 30, 2015). The CCB Credit Line will mature on May 5, 2016.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Line of credit (BA)	$30,000	$30,000	$—	$—
Line of credit (ABC)	32,714	32,685	—	—
Line of credit (CCB)	49,071	49,028	—	—
	$111,785	$111,713	$—	$—

As of June 30, 2015, the Company was in compliance with all applicable financial covenants.

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

Net sales by geographic segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
United States	$2,644	$4,578	$5,881	$8,097
China	148,215	123,560	272,051	234,119
Singapore	149,495	107,797	291,384	202,036
Other	163	13,105	680	16,349
Eliminations	(147,752)	(118,236)	(268,132)	(212,004)
Total	$152,765	$130,804	$301,864	$248,597

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

RSU activity for the six months ended June 30, 2015 is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2014	1,568,365	$9.43
Granted	63,780	21.80
Vested	(40,916)	13.79
Canceled	(184,538)	9.35
Non-vested shares outstanding at June 30, 2015	1,406,691	$9.87

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

RSU details for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service-based RSUs granted	39,000	1,800	63,780	50,916
Stock-based compensation expense recognized	$808	$972	$2,028	$1,926
Weighted-average grant-date fair value of non-vested RSUs granted	$23.05	$11.98	$21.80	$13.83
Weighted-average grant-date fair value of RSUs vested	$11.98	$14.64	$13.79	$13.88
Aggregate intrinsic value of RSUs vested	$14	$8	$773	$33

Unearned compensation as of June 30, 2015 was $7,820 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.9 years.

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$109	$71	$212	$133
Research and development	108	89	209	198
Sales and marketing	77	108	150	256
General and administrative	514	704	1,457	1,339
Total	$808	$972	$2,028	$1,926

6. Income Taxes

As of June 30, 2015, the Company recorded a liability for income taxes associated with uncertain tax positions of $13,474, of which $4,875, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2014, the total liability for income taxes associated with uncertain tax positions was $26,109, of which $17,510, if recognized, would favorably affect the Company’s effective tax rate. The decrease in liability was due to the settlement with the Chinese tax authority on its audit of MFC and MFC1 for tax years 2005 through 2011. In addition, the Company recognized a one-time income tax benefit of $2,710 for the three months ended June 30, 2015 due to the expiration of statute of limitation. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Chinese tax authority is currently auditing the income tax returns of MFLEX Chengdu for tax years 2009 through 2015. The Chinese tax authority raised questions related to transfer pricing on tangible goods sold by the Company to related parties. The questions primarily related to the transfer pricing methodology and the selection of comparable companies. Discussions with the Chinese tax authority surrounding this issue are ongoing. Management believes that an adequate provision has been made related to this audit.

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

MULTI-FINELINE ELECTRONIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(unaudited)

7. Impairment and Restructuring

The Company recorded the following impairment and restructuring (recoveries) expenses during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset (recoveries) impairments	$(98)	$6,890	$(382)	$18,439
Gain on sale of a satellite facility	—	—	(1,101)	—
One-time termination benefits	—	972	13	9,636
Other (adjustments) costs	(45)	499	147	5,084
Impairment and restructuring	$(143)	$8,361	$(1,323)	$33,159

Assets Held for Sale

During the three months ended March 31, 2015, the Company completed the sale of one of its satellite facilities in Suzhou, China, which resulted in a gain of $1,101. During the three and six months ended June 30, 2015, the Company recorded impairment recoveries of $(98) and $(382), respectively, upon completing the sale of certain machinery and equipment previously classified as assets held for sale.

As of June 30, 2015, the Company’s assets held for sale included a manufacturing facility in Chengdu, China, which is reflected in the financial statements at its estimated fair value less costs of disposal. This facility, which was initially classified as an asset held for sale as of March 31, 2014, continues to be actively marketed for sale and therefore continues to meet the classification criteria under the relevant FASB authoritative guidance.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the six months ended June 30, 2015:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2014	$542	$(3)	$5,171	$5,710
Restructuring additions	13	—	203	216
Adjustment/foreign exchange effect	(170)	3	(256)	(423)
Amount paid	(373)	—	(1,755)	(2,128)
Accrued at June 30, 2015	$12	$—	$3,363	$3,375

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth our consolidated statements of income data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	87.8	105.5
Gross profit (loss)	12.2	(5.5)
Operating expenses:
Research and development	0.8	1.3
Sales and marketing	2.6	3.5
General and administrative	3.0	3.2
Impairment and restructuring	(0.1)	6.4
Total operating expenses	6.3	14.4
Operating income (loss)	5.9	(19.9)
Other income and expense:
Interest income	0.3	0.1
Interest expense	(0.1)	—
Other income (expense), net	0.8	0.5
Income (loss) before taxes	6.9	(19.3)
Benefit from (provision for) income taxes	1.0	(2.8)
Net income (loss)	7.9%	(22.1)%

Net Sales. Net sales increased to $152.8 million for the three months ended June 30, 2015, from $130.8 million for the three months ended June 30, 2014. The increase of $22.0 million, or 16.8%, was primarily due to increased net sales into our smartphones sector, partially offset by decreased sales into our tablets sector, as further quantified below. Net sales to our largest customer increased $52.9 million to $109.6 million for the three months ended June 30, 2015, primarily the result of higher production volumes from certain programs and overall product mix. Net sales to our newer customers decreased $23.3 million to $39.9 million for the three months ended June 30, 2015, from $63.2 million for the three months ended June 30, 2014, primarily the result of the end of life on certain programs within this customer group. For the three months ended June 30, 2015, net sales to our largest customer accounted for approximately 72% of our total net sales, and one of our newer customers accounted for approximately 15% of our total net sales.

Net sales into our smartphones sector increased to $105.0 million for the three months ended June 30, 2015, from $84.9 million for the three months ended June 30, 2014. The increase of $20.1 million, or 23.7%, was primarily due to increased sales volumes to one major customer in this sector of approximately $44.6 million as a result of strong demand for current programs and new program ramps. As a partial offset, we experienced decreased sales volumes to a major customer and two newer customers of approximately $6.8 million and $13.6 million, respectively, due to lower overall demand and programs reaching the end of their life cycles. For the three months ended June 30, 2015 and 2014, our smartphones sector accounted for approximately 69% and 65% of total net sales, respectively.

Net sales into our tablets sector decreased to $20.4 million for the three months ended June 30, 2015, from $22.0 million for the three months ended June 30, 2014. The decrease of $1.6 million in net sales into the tablets sector was due primarily to decreased sales volumes to a major customer in this sector of approximately $6.9 million due to the timing of multiple programs, partially offset by increased sales volumes to a newer customer of approximately $5.4 million as a result of new program launches. For the three months ended June 30, 2015 and 2014, our tablets sector accounted for approximately 13% and 17% of total net sales, respectively.

Gross Margin. Gross margin increased to 12.2% for the three months ended June 30, 2015 from (5.5%) for the three months ended June 30, 2014. The increase of approximately 1,800 basis points was primarily attributable to approximately 1,300 basis points from lower overhead cost as a result of Restructuring benefits and lower spending, 500 basis points from shipments of certain previously written down flex assemblies driven by a program change that occurred during the three months ended June 30, 2015 and 200 basis points from higher overall sales, partially offset by 200 basis points from expenses associated with preparing for new program ramps. Gross profit was $18.6 million for the three months ended June 30, 2015 as compared to gross loss of $7.2 million for the three months ended June 30, 2014.

Research and Development. Research and development expense decreased by $0.5 million to $1.2 million for the three months ended June 30, 2015, from $1.7 million for the three months ended June 30, 2014. The decrease is primarily related to lower variable spending. As a percentage of net sales, research and development expense decreased to 0.8% from 1.3% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.5 million to $4.0 million for the three months ended June 30, 2015, from $4.5 million in the comparable period of the prior year. The decrease is primarily the result of reduced sales commissions and variable spending. As a percentage of net sales, sales and marketing expense decreased to 2.6% from 3.5% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $0.4 million to $4.6 million for the three months ended June 30, 2015, from $4.2 million in the comparable period of the prior year. This increase was primarily due to higher bonus of $0.4 million due to stronger earnings in the current period. As a percentage of net sales, general and administrative expense decreased to 3.0% from 3.2% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended June 30, 2015, we recorded impairment and restructuring of $(0.1) million upon completing the sale of certain machinery and equipment previously classified as assets held for sale. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the three months ended June 30, 2014, we recorded impairment and restructuring expenses of $8.4 million.

Other Income (Expense), Net. Other income, net increased to $1.1 million for the three months ended June 30, 2015, from other income, net of $0.7 million for the three months ended June 30, 2014. This increase was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended June 30, 2015 and 2014 was (15)% and (14)%, respectively. The effective tax rate for June 30, 2015 was primarily due to a reversal of tax liabilities upon expiration of statute of limitation related to uncertain tax positions. The effective tax rate for June 30, 2014 was primarily due to additional tax provision recorded for certain uncertain tax positions, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	87.5	108.1
Gross profit (loss)	12.5	(8.1)
Operating expenses:
Research and development	0.9	1.3
Sales and marketing	2.6	3.6
General and administrative	3.4	3.1
Impairment and restructuring	(0.4)	13.3
Total operating expenses	6.5	21.3
Operating income (loss)	6.0	(29.4)
Other income and expense:
Interest income	0.3	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.7	0.3
Income (loss) before taxes	6.9	(29.0)
Provision for income taxes	—	(3.6)
Net income (loss)	6.9%	(32.6)%

Net Sales. Net sales increased to $301.9 million for the six months ended June 30, 2015, from $248.6 million for the six months ended June 30, 2014. The increase of $53.3 million, or 21.4%, was primarily due to increased net sales into our smartphones and tablets sectors, as further quantified below. Net sales to our largest customer increased $99.2 million to $206.9 million for the six months ended June 30, 2015 as a result of higher production volumes and new program ramps. Net sales to this customer accounted for approximately 69% of our total net sales, compared to 43% in the comparable period of the prior year. Net sales to our newer customers decreased to $85.1 million for the six months ended June 30, 2015, from $116.9 million for the six months ended June 30, 2014.

Net sales into our smartphones sector increased to $211.7 million for the six months ended June 30, 2015, from $172.2 million for the six months ended June 30, 2014. The increase of $39.5 million, or 22.9%, was primarily due to increased sales volumes to one major customer in this sector of approximately $90.0 million as a result of higher production volumes on current programs, partially offset by decreased sales volumes to a major customer of $15.1 million and decreased sales volumes to our newer customers of $35.5 million, due to lower overall demand and programs reaching the end of their life cycles. For the six months ended June 30, 2015 and 2014, our smartphones sector accounted for approximately 70% and 69% of total net sales, respectively.

Net sales into our tablets sector increased to $42.4 million for the six months ended June 30, 2015, from $34.4 million for the six months ended June 30, 2014. The increase of $8.0 million in net sales into our tablets sector was due primarily to increased sales volumes to a newer customer in this sector of approximately $19.2 million as a result of new program ramps, partially offset by decreased sales volumes to a major customer of approximately $11.0 million as a result of certain programs reaching the end of their life cycle. For the six months ended June 30, 2015 and 2014, the tablets sector accounted for approximately 14% and 14% of total net sales, respectively.

Gross Margin. Gross margin increased to 12.5% for the six months ended June 30, 2015 from (8.1%) for the six months ended June 30, 2014. The increase of approximately 2,100 basis points was primarily attributable to approximately 1,100 basis points from lower overhead cost as a result of Restructuring benefits and lower spending, 300 basis points from shipments of certain previously written down flex assemblies driven by a program change that occurred during the three months ended June 30, 2015, 300 basis points from higher overall sales and 400 basis points from improved labor efficiencies and product mix. Gross profit was $37.6 million for the six months ended June 30, 2015 as compared to gross loss of $20.2 million for the six months ended June 30, 2014.

Research and Development. Research and development expense decreased by $0.6 million to $2.6 million for the six months ended June 30, 2015, from $3.2 million for the six months ended June 30, 2014. The decrease of 18.8% was primarily due to continued reduced variable spending. As a percentage of net sales, research and development expense decreased to 0.9% from 1.3% for the six months ended June 30, 2015 and 2014.

Sales and Marketing. Sales and marketing expense decreased by $1.0 million to $7.9 million for the six months ended June 30, 2015, from $8.9 million in the comparable period of the prior year, which is a decrease of 11.2%. The decrease is primarily the result of lower negotiated commission rates and lower variable spending. As a percentage of net sales, sales and marketing expense decreased to 2.6% from 3.6% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $2.3 million to $10.1 million for the six months ended June 30, 2015 from $7.8 million in the comparable period of the prior year, an increase of 29.5%. This increase was primarily due to higher bonus of $1.2 million due to stronger earnings, coupled with slightly higher variable spending of approximately $0.6 million mainly for professional fees. In addition, during the six months ended June 30, 2014, we had a gain of $0.5 million related to the disposal of certain fixed assets, which reduced our general and administrative expenses for that period. As a percentage of net sales, general and administrative expense increased to 3.4% from 3.1% in the comparable period of the prior year.

Impairment and Restructuring. During the six months ended June 30, 2015, we recorded impairment and restructuring of $(1.3) million primarily due to a gain of $1.1 million on the sale of a satellite facility in Suzhou, China. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the six months ended June 30, 2014, we recorded impairment and restructuring expenses of $33.2 million.

Other Income (Expense), Net. Other income, net increased to $2.1 million for the six months ended June 30, 2015, from $0.8 million for the six months ended June 30, 2014. This increase was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the six months ended June 30, 2015 and 2014 was (0)% and (12)%, respectively. The change in our effective tax rate was primarily due to a reversal of tax liabilities upon expiration of statute of limitation related to uncertain tax positions. The effective tax rate for June 30, 2014 was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as additional tax provision recorded for certain uncertain tax positions. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our third quarter of 2015, we expect net sales to range between $155 and $185 million.

Gross Margin. For our third quarter of 2015, we expect gross margin to be between 10% and 12% based on anticipated production build plans, new product ramps, net sales volume and product mix. Going forward, we are continuing to target 10% to 12% gross margin at the $200 million revenue level, assuming normal product mix, with upside to 15% with a more favorable product mix.

Operating Expenses. We expect normal operating expenses to be approximately $10.5 million during our third quarter of 2015, including $1.3 million in anticipated stock-based compensation expense.

Income Taxes. We expect our third quarter tax rate to return to the mid-teens, in line with our previously announced 2015 anticipated tax rate in the mid to upper teens.

Capital Expenditures. For our third quarter of 2015, we are anticipating capital expenditures to be between $5 and $7 million. For calendar year 2015, we expect capital expenditures to be approximately $20 million.

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

Changes in the principal components of operating cash flows during the six months ended June 30, 2015 were as follows:

●

Our net accounts receivable balance decreased to $118.7 million as of June 30, 2015 from $133.2 million as of December 31, 2014, a decrease of 10.9%, due to seasonality of net sales. Days sales outstanding on a quarterly basis increased to 70 days at June 30, 2015 from 57 days at December 31, 2014. Our inventory balance decreased to $58.9 million as of June 30, 2015 from $65.6 million as of December 31, 2014, a decrease of 10.2%, as a result of the timing of program ramps. Days in inventory on a quarterly basis increased to 40 days at June 30, 2015 from 33 days at December 31, 2014. Our accounts payable balance decreased to $107.7 million as of June 30, 2015 from $143.0 million as of December 31, 2014, which is a decrease of 24.7%, due to lower material purchases and the timing of program ramps. Days payable on a quarterly basis remained consistent at 72 days at both June 30, 2015 and December 31, 2014.

•

We had a gain of $0.8 million on disposal of equipment and assets held for sale and impairment recoveries of $0.4 million during the six months ended June 30, 2015, versus a gain of $0.5 million on disposal of equipment and long-lived asset impairments of $18.4 million for the comparable period of the prior year.

•

Depreciation and amortization expense was $23.1 million for the six months ended June 30, 2015, versus $26.4 million for the comparable period of the prior year, primarily due to decreased capital expenditures and disposals of fixed assets related to our Restructuring in the prior year.

Our principal investing and financing activities during the six months ended June 30, 2015 were as follows:

●

Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2015 and consisted of proceeds of $7.0 million from sale of equipment and assets held for sale and release of the cash restricted due to customs deposit requirement of $0.5 million, partially offset by cash purchases of capital equipment and other assets of $6.3 million.

●

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2015 and consisted of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at June 30, 2015 and December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At June 30, 2015, no amounts were outstanding under our loan agreements with Bank of America, Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. There have been no material changes in our market risks during the six months ended June 30, 2015.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the United States. Approximately $294.3 million, or 98%, of total shipments to these foreign manufacturers during the six months ended June 30, 2015 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.13 RMB per U.S. dollar for the six months ended June 30, 2015. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next 12 months. If there is a need for additional cash to fund our operations, we may attempt to access our global credit lines, which totaled $111.8 million of available borrowings as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last four fiscal years, as well as incurred net losses in the last two fiscal years, and we may continue to incur net losses in future periods.

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

In addition, in fiscal years 2013 and 2014, we incurred a net loss of $65.5 million and $84.5 million, respectively, on a full year basis. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we have undergone strategic restructuring efforts and returned to profitability for the last few quarters, we cannot be certain that this return to profitability will be sustained, and our profitability may fluctuate from quarter to quarter based on a variety of factors, including capacity utilization, overhead absorption, yields and product mix.

We are, and have historically been, heavily dependent upon the smartphone, tablet and wearables industries, and any downturn in these sectors may reduce our net sales.

For the six months ended June 30, 2015 and 2014, approximately 70% and 69%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 14% and 14%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 7% and 0%, respectively, of our net sales were derived from sales to companies for products or services into our wearables sector. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially, which could result in a net loss for us.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In the three months ended June 30, 2015 and 2014, we had two customers, who represented 10% or more of our net sales, with approximately 72% and 43%, respectively, of our net sales to our largest customer and 15% and 23%, respectively, of our net sales to our second largest customer during those periods. In addition, a substantial portion of our sales to each customer is often tied to only one program or a small number of programs. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts.

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

Substantially all of our sales are made on a purchase order basis, and we are not always able to predict with certainty the number of orders we will receive or the timing or magnitude of the orders. Our customers may cancel, change or delay product purchase orders, or suspend business with us altogether, with little or no advance notice to us. These changes may be for a variety of reasons, including changes in their prospects, the perception of the quality of our products, cancellation of orders as a penalty a customer decides to impose on us, the competitiveness of our pricing, the success of their products in the market, reliance on a new vendor and the overall economic forecast. The risk of this is particularly high during the ramp phase of our customers’ new programs, when their programs may not gain the traction they expected or they may decide to push out the timing on a program due to a variety of circumstances, including many that do not relate to us at all. In general, we do not have long-term contractual relationships with our customers that require them to order minimum quantities of our products, and our customers may decide to use another manufacturer or discontinue ordering from us in their discretion, potentially even after we have begun production on their program. In addition, many of our products are shipped to hubs, and we often have limited visibility and no control as to when our customers pull the inventory from the hub. We also have increased risks with respect to inventory control and potential inventory loss, and must rely on third parties for recordkeeping, when our products are shipped to a hub. In addition, whether products are pulled from our hub, or the hub of one of our competitors is not within our control, and the EMS companies who make such decisions may favor one of our competitors over us, particularly if such competitor is affiliated with the EMS company. As a result of these factors, we are not always able to forecast accurately the net sales that we will make in a given period, and our sales could drop precipitously at any time on little or no notice. Changes in orders can also result in layoffs and associated severance costs, which in any given financial period could materially adversely affect our financial results.

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

Complying with environmental laws and regulations or the environmental policies of our customers may increase our costs and reduce our profitability, and constrain our ability to expand in the locations where we current manufacture.

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or the future may have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. For example, certain of our customers are requesting that we voluntarily disclose data regarding our environmental discharge with the Institute of Public and Environmental Affairs (“IPE”), which is a non-governmental organization in China. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation, including its revised Environmental Protection Law, effective January 1, 2015, and where certain jurisdictions have restricted granting additional licenses for manufacturing the types of products we produce. In addition, we are often required to obtain reports from our suppliers regarding the materials they provide to us. The costs of complying with any change in, or interpretation of, such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the SEC to establish disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from such areas. These rules may affect sourcing at competitive prices and availability of sufficient quantities of minerals used in the manufacture of our products. In addition, certain of our customers have implemented conflict mineral programs which are more stringent than the Dodd-Frank Act. There are costs associated with complying with the disclosure and our customers’ requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

We face potential risks associated with loss, theft or damage of our property or the property of our customers.

Some of our customers have entrusted us with proprietary equipment, intellectual property or confidential information to be used in the design, manufacture and testing of the products we make for them. In addition, the products we make for our customers themselves often contain proprietary or confidential property of our customers. In some instances, we face potentially millions of dollars in financial exposure to those customers if such equipment, products, intellectual property or confidential information is leaked, lost, damaged or stolen. Although we take precautions against such leakage, loss, theft or damage and we may insure against a portion of these risks, such insurance is expensive, may not be applicable to any loss we may experience and, even if applicable, may not be sufficient to cover any such loss. Further, in addition to monetary penalties, a customer could cancel outstanding orders or not place future orders if such a loss was to occur.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from July 1, 2014 to June 30, 2015, the high and low sales prices for our common stock were $26.05 and $8.11 per share, respectively. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.4 million shares of common stock outstanding as of June 30, 2015, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: August 5, 2015	By:	/s/ Thomas Kampfer
Thomas Kampfer Chief Financial Officer and Executive Vice-President (Duly Authorized Officer and Principal Financial Officer of the Registrant)

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

			8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

10.94*	Employment Offer Letter with Thomas Kampfer dated May 21, 2015.	X

31.1	Section 302 Certification by the Company’s principal executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s principal executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.