Form 10-Q
period 2015-09-30
MULTI FINELINE ELECTRONIX INC
filed 2015-11-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2015 was 24,395,342.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$168,536	$132,382
Accounts receivable, net of allowances of $1,553 and $3,126 at September 30, 2015 and December 31, 2014, respectively	118,813	133,151
Inventories	76,636	65,627
Income tax receivable	1,071	265
Assets held for sale	—	11,387
Other current assets	10,512	7,548
Total current assets	375,568	350,360
Property plant and equipment, net	142,436	164,345
Land use rights	3,279	3,108
Deferred taxes	8,994	9,120
Other assets	401	454
Total assets	$530,678	$527,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$134,030	$143,032
Other current liabilities	30,068	42,697
Income taxes payable	2,333	2,020
Total current liabilities	166,431	187,749
Other long-term liabilities	8,755	11,178
Total liabilities	175,186	198,927
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 24,395,342 and 24,303,267 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid in capital	96,743	94,394
Retained earnings	218,759	184,099
Accumulated other comprehensive income	39,988	49,965
Total stockholders' equity	355,492	328,460
Total liabilities and stockholders' equity	$530,678	$527,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$165,690	$172,884	$467,554	$421,481
Cost of sales	143,146	155,340	407,399	424,128
Gross profit (loss)	22,544	17,544	60,155	(2,647)
Operating expenses:
Research and development	1,258	1,270	3,858	4,486
Sales and marketing	3,509	4,207	11,452	13,107
General and administrative	4,857	4,281	14,989	12,078
Impairment and restructuring	(485)	780	(1,808)	33,939
Total operating expenses	9,139	10,538	28,491	63,610
Operating income (loss)	13,405	7,006	31,664	(66,257)
Other income and expense:
Interest income	490	400	1,265	816
Interest expense	(97)	(139)	(282)	(375)
Other income (expense), net	1,874	375	3,958	1,202
Income (loss) before taxes	15,672	7,642	36,605	(64,614)
Provision for income taxes	(1,983)	(1,719)	(1,945)	(10,639)
Net income (loss)	13,689	5,923	34,660	(75,253)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(10,164)	33	(9,977)	(2,297)
Total comprehensive net income (loss)	$3,525	$5,956	$24,683	$(77,550)

Net income (loss) per share:
Basic	$0.56	$0.25	$1.42	$(3.12)
Diluted	$0.54	$0.24	$1.37	$(3.12)
Shares used in computing net income (loss) per share:
Basic	24,362,797	24,171,352	24,345,631	24,135,955
Diluted	25,192,967	24,389,191	25,219,334	24,135,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$34,660	$(75,253)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,323	38,559
Deferred taxes	126	7,564
Stock-based compensation expense	3,283	2,526
Income tax benefit related to stock option exercises	-	(57)
Asset (recoveries) impairments	(946)	18,241
Gain on disposal of equipment and assets held for sale	(830)	(513)
Changes in operating assets and liabilities:
Accounts receivable	12,294	13,340
Inventories	(20,303)	2,207
Other current assets	(1,907)	6,226
Other assets	63	4,976
Accounts payable	(6,351)	(19,192)
Other current liabilities	(11,811)	(2,548)
Income taxes payable	(780)	(2,481)
Other liabilities	(2,328)	2,399
Net cash provided by (used in) operating activities	40,493	(4,006)
Cash flows from investing activities
Purchases of property and equipment	(10,623)	(11,966)
Proceeds from sale of equipment and assets held for sale	6,987	3,096
Change in restricted cash, net	520	(520)
Net cash used in investing activities	(3,116)	(9,390)
Cash flows from financing activities
Income tax benefit related to stock option exercises	—	57
Tax withholdings for net share settlement of equity awards	(934)	(538)
Borrowings from lines of credit	—	20,000
Repayment of borrowings under line of credit agreement	—	(20,000)
Proceeds from exercise of stock options	—	782
Debt issuance costs	—	(442)
Net cash used in financing activities	(934)	(141)
Effect of exchange rate changes on cash	(289)	317
Net change in cash	36,154	(13,220)
Cash and cash equivalents at beginning of period	132,382	111,887
Cash and cash equivalents at end of period	$168,536	$98,667
Non-cash investing activities
Purchases of property and equipment	$9,106	$6,474

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% of the Company’s outstanding common stock as of each of September 30, 2015 and December 31, 2014. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has three wholly owned subsidiaries located in China: MFLEX Suzhou Co., Ltd., (“MFC”), formerly known as Multi-Fineline Electronix (Suzhou No. 2) Co., Ltd. (“MFC2”) and into which Multi-Fineline Electronix (Suzhou) Co., Ltd. (“MFC1”, which we are in the process of de-registering) was merged in fiscal 2010, and MFLEX Chengdu Co., Ltd. (“MFLEX Chengdu”); one located in the Cayman Islands: M-Flex Cayman Islands, Inc. (“MFCI”); one located in Singapore: Multi-Fineline Electronix Singapore Pte. Ltd. (“MFLEX Singapore”); one located in Malaysia: Multi-Fineline Electronix Malaysia Sdn. Bhd. (“MFM”); one located in Cambridge, England: MFLEX UK Limited (“MFE”); one located in Korea: MFLEX Korea, Ltd. (“MKR”); and one located in the Netherlands: MFLEX B.V. (“MNE”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2014 to December 31, 2014 filed with the SEC on February 13, 2015 (the “Transition Report”). The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of September 30, 2015
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,007	$—	$—
	$5,007	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$18,208	$—	$—
	$18,208	$—	$—

As of September 30, 2015, no assets were measured at fair value on a non-recurring basis. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2014; refer to Note 7 for further information. The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of a value assessment report and third-party offers for the building and equipment.

	Fair Value Measurements of Assets and Liabilities on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Building and equipment (assets held for sale)	$—	$—	$11,387
	$—	$—	$11,387

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$18,407	$19,268
Work-in-progress	23,273	15,713
Finished goods	34,956	30,646
	$76,636	$65,627

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	September 30, 2015	December 31, 2014
Building	$54,458	$50,450
Machinery and equipment	328,676	334,539
Computers and capitalized software	14,124	13,328
Leasehold improvements	1,092	1,290
Construction-in-progress	2,160	598
	$400,510	$400,205
Accumulated depreciation and amortization	(258,074)	(235,860)
	$142,436	$164,345

Other Current Liabilities

Other current liabilities were composed of the following:

	September 30, 2015	December 31, 2014
Wages and compensation	$14,714	$13,855
Restructuring expenses¹	3,090	5,710
Current portion of liabilities on uncertain tax positions	—	12,524
Other accrued expenses	12,264	10,608
	$30,068	$42,697

[1]	Refer to Note 7 for further information on the Company’s impairment and restructuring activities during the three and nine months ended September 30, 2015.

Product Warranty Accrual

Changes in the product warranty accrual for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Balance at July 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at September 30
2015	$668	(588)	569	$649
2014	$856	(465)	606	$997

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at September 30
2015	$1,013	(2,924)	2,560	$649
2014	$1,452	(3,559)	3,104	$997

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted-average number of common shares outstanding	24,362,797	24,171,352	24,345,631	24,135,955
Dilutive effect of potential common shares	830,170	217,839	873,703	—
Diluted weighted-average number of common and potential common shares outstanding	25,192,967	24,389,191	25,219,334	24,135,955
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	532,304	819,356	382,764	912,758

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $7,470 and $8,791 as of September 30, 2015 and December 31, 2014, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two active wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of September 30, 2015 and December 31, 2014 were $18,708 and $20,170, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Smartphones	71%	69%	70%	69%
Tablets	10%	18%	13%	16%
Consumer electronics[1]	17%	6%	14%	7%
[1]	Includes wearables.

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

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($31,440 at September 30, 2015). The MFC Credit Line will mature on July 30, 2016.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($47,160 at September 30, 2015). The CCB Credit Line will mature on May 5, 2016.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Line of credit (BA)	$30,000	$30,000	$—	$—
Line of credit (ABC)	31,440	32,685	—	—
Line of credit (CCB)	47,160	49,028	—	—
	$108,600	$111,713	$—	$—

As of September 30, 2015, the Company was in compliance with all applicable financial covenants.

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

Net sales by geographic segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales
United States	$2,509	$3,219	$8,390	$11,316
China	156,795	160,899	428,846	395,018
Singapore	161,876	156,496	453,260	358,532
Other	28	5,773	708	22,122
Eliminations	(155,518)	(153,503)	(423,650)	(365,507)
Total	$165,690	$172,884	$467,554	$421,481

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

RSU activity for the nine months ended September 30, 2015 is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2014	1,568,365	$9.43
Granted	63,780	21.80
Vested	(105,859)	17.28
Canceled	(185,738)	9.35
Non-vested shares outstanding at September 30, 2015	1,340,548	$9.41

RSU details for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service-based RSUs granted	—	2,700	63,780	53,616
Stock-based compensation expense recognized	$1,255	$600	$3,283	$2,526
Weighted-average grant-date fair value of non-vested RSUs granted	$—	$9.53	$21.80	$13.61
Weighted-average grant-date fair value of RSUs vested	$19.48	$19.39	$17.28	$19.28
Aggregate intrinsic value of RSUs vested	$1,091	$1,102	$1,864	$1,136

Unearned compensation as of September 30, 2015 was $6,721 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.8 years.

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$114	$46	$326	$179
Research and development	112	55	321	253
Sales and marketing	110	77	260	333
General and administrative	919	422	2,376	1,761
Total	$1,255	$600	$3,283	$2,526

6. Income Taxes

As of September 30, 2015, the Company recorded a liability for income taxes associated with uncertain tax positions of $13,963, of which $6,110, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2014, the total liability for income taxes associated with uncertain tax positions was $26,109, of which $17,510, if recognized, would favorably affect the Company’s effective tax rate. The decrease in liability was due to the settlement with the Chinese tax authority on its audit of MFC and MFC1 for tax years 2005 through 2011. In addition, the Company recognized a one-time income tax benefit of $2,710 for the three months ended June 30, 2015 due to the expiration of statute of limitation. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

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

7. Impairment and Restructuring

The Company recorded the following impairment and restructuring (recoveries) expenses during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset (recoveries) impairments	$(564)	$(198)	$(946)	$18,241
Gain on sale of a satellite facility	—	—	(1,101)	—
One-time termination benefits	—	63	13	9,699
Other costs	79	915	226	5,999
Impairment and restructuring	$(485)	$780	$(1,808)	$33,939

Assets Held for Sale

During the three months ended March 31, 2015, the Company completed the sale of one of its satellite facilities in Suzhou, China, which resulted in a gain of $1,101. During the three and nine months ended September 30, 2015, the Company recorded impairment recoveries of $(3) and $(385), respectively, upon completing the sale of certain machinery and equipment previously classified as assets held for sale.

In connection with the Company’s restructuring in 2014, the Company classified a manufacturing facility in Chengdu, China, as an asset held for sale as of March 31, 2014. The Company's intent continues to be to sell the facility, but the time of completion of a sale cannot be estimated at this time. Given this change in facts and circumstances, the asset no longer met the held for sale classification criteria under the relevant FASB authoritative guidance as of September 30, 2015. As a result, the Company reclassified this facility as property, plant and equipment and remeasured it at its estimated fair value as of September 30, 2015 (the reclassification date), recording a gain of $561 in impairment and restructuring for the three and nine months ended September 30, 2015.

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the nine months ended September 30, 2015:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2014	$542	$(3)	$5,171	$5,710
Restructuring additions	13	—	293	306
Adjustment/foreign exchange effect	(181)	3	(385)	(563)
Amount paid	(374)	—	(1,989)	(2,363)
Accrued at September 30, 2015	$—	$—	$3,090	$3,090

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our revenues, sales, sales growth, net income and losses, inventory levels, production build plans, restructuring and reorganization efforts and related charges, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, credit lines, including compliance with covenants and usage of such lines, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the United States, needs for additional financing, use of working capital, the benefits and risks of our China operations, the impact of environmental regulations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex and assemblies in smartphones, tablets and other consumer electronic devices, the adequacy of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to maintain the cost savings realized by our recent restructuring, the impact of changes in demand for our products, our success with new and current customers, our ability to be competitive in terms of price, technology, capability and manufacturing, our ability to maintain or grow our market share, our ability to diversify our customer base and market segments, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc., Protek (Shanghai) Limited and Flextronics International Ltd. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our revenue. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s revenue to total revenues during any reporting period.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. In addition, the price on a particular program typically decreases as the program matures. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our financial performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability. In the mobility market, the first few months of production are the most critical in terms of growth and profitability opportunities.

From our inception in 1984 until 1989, we were engaged primarily in the manufacturing of flexible printed circuits for military and aerospace applications. In early 1990, we began to develop the concept of attaching components on flexible printed circuits. Through these early efforts, we developed the concept of the value-added approach with respect to integrating our design engineering expertise with our component assembly capabilities. This strategy enabled us to capitalize on two trends over the course of the 1990s, the outsourcing by OEMs of their manufacturing needs and the shift of manufacturing facilities outside of the United States. In 1994, we formed a wholly owned Chinese subsidiary to better serve customers that have production facilities in Asia and provide a cost-effective, high-volume production platform for the manufacture of our products. In 2002, we formed a second wholly owned subsidiary in China to further expand our flexible printed circuit manufacturing and assembly capacity, and we merged these two subsidiaries into one in 2010. Our Chinese subsidiaries provide a complete range of capabilities and services to support our global customer base, including design engineering and high-volume production of single-sided, double-sided and multi-layer flexible printed circuits and component assemblies. In 2014, following a full review of our manufacturing footprint and in an effort to realign our manufacturing capacity and costs with expected net sales, we initiated a plan to consolidate our production facilities to reduce the total manufacturing floor space by approximately one-third (the “Restructuring”). As part of the Restructuring, MFLEX Chengdu, along with two satellite manufacturing facilities in Suzhou, China, were consolidated into our two main manufacturing plants under MFC in Suzhou. In addition, we closed MFE, which had been located in Cambridge, United Kingdom, and we reduced headcount at other locations. The Restructuring was complete as of December 31, 2014.

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

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth our consolidated statements of income data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	86.4	89.9
Gross profit	13.6	10.1
Operating expenses:
Research and development	0.8	0.7
Sales and marketing	2.1	2.4
General and administrative	2.9	2.5
Impairment and restructuring	(0.3)	0.5
Total operating expenses	5.5	6.1
Operating income	8.1	4.0
Other income and expense:
Interest income	0.3	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	1.1	0.2
Income before taxes	9.4	4.3
Provision for income taxes	(1.2)	(1.0)
Net income	8.2%	3.3%

Net Sales. Net sales decreased to $165.7 million for the three months ended September 30, 2015, from $172.9 million for the three months ended September 30, 2014. The decrease of $7.2 million, or 4.2%, was primarily due to decreased net sales into our tablets and smartphones sectors, partially offset by increased sales into our consumer electronics sector, which includes wearables, as further quantified below. Net sales to two China-based customers decreased $16.4 million and $5.3 million, respectively, for the three months ended September 30, 2015 as a result of programs reaching the end of their product life cycle, coupled with decreased net sales to a Korea-based customer of $10.2 million. Net sales to our largest customer increased $29.3 million to $132.6 million for the three months ended September 30, 2015, primarily the result of higher production volumes from certain programs and overall product mix as newer programs began ramping during the quarter. For the three months ended September 30, 2015, net sales to our largest customer accounted for approximately 80% of our total net sales.

Net sales into our tablets sector decreased to $16.3 million for the three months ended September 30, 2015, from $31.5 million for the three months ended September 30, 2014. The decrease of $15.2 million in net sales into the tablets sector was due primarily to decreased sales volumes to a major customer in this sector of approximately $13.2 million. For the three months ended September 30, 2015 and 2014, our tablets sector accounted for approximately 10% and 18% of total net sales, respectively.

Net sales into our smartphones sector decreased to $117.5 million for the three months ended September 30, 2015, from $118.6 million for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, our smartphones sector accounted for approximately 71% and 69% of total net sales, respectively.

Net sales into our consumer electronics sector (which includes wearables) increased to $28.4 million for the three months ended September 30, 2015, from $11.8 million for the three months ended September 30, 2014. The increase of $16.6 million in net sales into the consumer electronics sector was due primarily to increased sales to a major customer in this sector, particularly in the wearables category. For the three months ended September 30, 2015 and 2014, our consumer electronics sector accounted for approximately 17% and 6% of total net sales, respectively.

Gross Margin. Gross margin increased to 13.6% for the three months ended September 30, 2015 from 10.1% for the three months ended September 30, 2014. The increase of approximately 350 basis points was primarily due to a favorable product mix and lower manufacturing overhead. Gross profit was $22.5 million for the three months ended September 30, 2015 as compared to $17.5 million for the three months ended September 30, 2014.

Research and Development. Research and development expense remained consistent at $1.3 million for the three months ended September 30, 2015 and 2014. As a percentage of net sales, research and development expense increased to 0.8% from 0.7% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.7 million to $3.5 million for the three months ended September 30, 2015, from $4.2 million in the comparable period of the prior year. The decrease is primarily the result of reduced variable spending and commissions. As a percentage of net sales, sales and marketing expense decreased to 2.1% from 2.4% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $0.6 million to $4.9 million for the three months ended September 30, 2015, from $4.3 million in the comparable period of the prior year. This increase was primarily due to higher bonuses as a result of stronger earnings in the current period. As a percentage of net sales, general and administrative expense increased to 2.9% from 2.5% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended September 30, 2015, we recorded impairment and restructuring gain of $0.5 million due to the reclassification of certain assets from assets held for sale to held and used resulting in a gain from re-measurement at fair value. During the three months ended September 30, 2014, we recorded impairment and restructuring expenses of $0.8 million.

Other Income (Expense), Net. Other income, net increased to $1.9 million for the three months ended September 30, 2015, from other income, net of $0.4 million for the three months ended September 30, 2014. This increase was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended September 30, 2015 and 2014 was 13% and 23%, respectively. The higher effective tax rate for September 30, 2014 was primarily due to additional tax provision recorded for certain uncertain tax positions, as well as our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth our Statement of Operations data expressed as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	87.1	100.6
Gross profit (loss)	12.9	(0.6)
Operating expenses:
Research and development	0.8	1.1
Sales and marketing	2.4	3.1
General and administrative	3.2	2.9
Impairment and restructuring	(0.4)	8.1
Total operating expenses	6.0	15.2
Operating income (loss)	6.9	(15.8)
Other income and expense:
Interest income	0.3	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.8	0.3
Income (loss) before taxes	7.9	(15.4)
Provision for income taxes	(0.4)	(2.5)
Net income (loss)	7.5%	(17.9)%

Net Sales. Net sales increased to $467.6 million for the nine months ended September 30, 2015, from $421.5 million for the nine months ended September 30, 2014. The increase of $46.1 million, or 10.9%, was primarily due to increased net sales into our smartphones and consumer electronics sectors, partially offset by decreased net sales into our tablets sector, as further quantified below. Net sales to our largest customer increased $128.4 million to $339.6 million for the nine months ended September 30, 2015, as a result of new program ramps in various sectors. Net sales to two China-based customers decreased $26.5 million and $18.1 million, respectively, year over year as a result of programs reaching the end of their product life cycle, coupled with decreased net sales to a Korea-based customer of $30.2 million year over year.

Net sales into our smartphones sector increased to $329.2 million for the nine months ended September 30, 2015, from $289.3 million for the nine months ended September 30, 2014. This increase of $39.9 million was primarily due to increased sales volumes to one major customer in this sector of approximately $120.1 million as a result of higher production volumes on new and current programs, partially offset by decreased sales volumes to a major customer of $20.0 million due to the timing of program ramps, decreased sales volumes to a China-based customer of $26.5 million due to lower demand by the OEM, and decreased sales volumes to a Korea-based customer of $30.2 million due to lower overall demand and programs reaching the end of their life cycles. For the nine months ended September 30, 2015 and 2014, our smartphones sector accounted for approximately 70% and 69% of total net sales, respectively.

Net sales into our consumer electronics sector increased to $66.9 million for the nine months ended September 30, 2015, from $33.6 million for the nine months ended September 30, 2014. This increase of $33.3 million was due primarily to increased sales volumes to a major customer in this sector of approximately $33.5 million as a result of new program ramps, particularly in the wearables category. For the nine months ended September 30, 2015 and 2014, the consumer electronics sector accounted for approximately 14% and 7% of total net sales, respectively.

Net sales into our tablets sector decreased to $58.6 million for the nine months ended September 30, 2015, from $66.0 million for the nine months ended September 30, 2014. This decrease of $7.4 million was due primarily to decreased sales volumes to a major customer in this sector of approximately $24.3 million, partially offset by increased sales volumes to a newer customer of approximately $17.2 million as a result of new program ramps. For the nine months ended September 30, 2015 and 2014, the tablets sector accounted for approximately 13% and 16% of total net sales, respectively.

Gross Margin. Gross margin increased to 12.9% for the nine months ended September 30, 2015 from (0.6%) for the nine months ended September 30, 2014. The increase of approximately 1,350 basis points was primarily attributable to lower material costs based on a favorable product mix, supplier recoveries in the ordinary course of business and lower manufacturing overhead. Gross profit was $60.2 million for the nine months ended September 30, 2015 as compared to gross loss of $2.6 million for the nine months ended September 30, 2014.

Research and Development. Research and development expense decreased by $0.6 million to $3.9 million for the nine months ended September 30, 2015, from $4.5 million for the nine months ended September 30, 2014. The decrease of 13.3% was primarily due to reduced variable spending. As a percentage of net sales, research and development expense decreased to 0.8% from 1.1% for the nine months ended September 30, 2015 and 2014.

Sales and Marketing. Sales and marketing expense decreased by $1.6 million to $11.5 million for the nine months ended September 30, 2015, from $13.1 million in the comparable period of the prior year, which is a decrease of 12.2%. This decrease is primarily the result of lower negotiated commission rates and lower variable spending. As a percentage of net sales, sales and marketing expense decreased to 2.4% from 3.1% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $2.9 million to $15.0 million for the nine months ended September 30, 2015, from $12.1 million in the comparable period of the prior year, an increase of 24.0%. This increase was primarily due to higher bonus of $1.6 million due to stronger earnings, coupled with increased spending of $0.7 million mainly for professional fees. In addition, during the nine months ended September 30, 2014, we had a gain of $0.5 million related to the disposal of certain fixed assets, which reduced our general and administrative expenses for that period. As a percentage of net sales, general and administrative expense increased to 3.2% from 2.9% in the comparable period of the prior year.

Impairment and Restructuring. During the nine months ended September 30, 2015, we recorded an impairment and restructuring gain of $1.8 million primarily due to a gain of $1.1 million on the sale of a satellite facility in Suzhou, China. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the nine months ended September 30, 2014, we recorded impairment and restructuring expenses of $33.9 million.

Other Income (Expense), Net. Other income, net increased to $4.0 million for the nine months ended September 30, 2015, from $1.2 million for the nine months ended September 30, 2014. This increase was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 5% and (17)%, respectively. The change in our effective tax rate was primarily due to a reversal of tax liabilities upon expiration of the statute of limitation related to uncertain tax positions. The effective tax rate for September 30, 2014 was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as an additional tax provision recorded for certain uncertain tax positions. We expect future tax rates to vary if current tax regulations change.

Guidance

Net Sales. For our fourth quarter of 2015, we expect net sales to range between $170 and $200 million.

Gross Margin. For our fourth quarter of 2015, we expect gross margin to be between 10.5% and 13% based on anticipated production build plans, net sales volume and product mix. Going forward, we are continuing to target 10% to 12% gross margin at the $200 million revenue level, assuming normal product mix, with upside to 15% with a more favorable product mix.

Operating Expenses. We expect normal operating expenses to be approximately $10 million during our fourth quarter of 2015, including $1.2 million in anticipated stock-based compensation expense.

Income Taxes. We expect our fourth quarter tax rate to be between 14% and 15%.

Capital Expenditures. For our fourth quarter of 2015, we are anticipating capital expenditures to be between $6 and $8 million. For calendar year 2015, we expect capital expenditures to be approximately $18 million.

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

Changes in the principal components of operating cash flows during the nine months ended September 30, 2015 were as follows:

•

Net cash provided by operating activities for the nine months ended September 30, 2015 was $40.5 million versus $4.0 million of net cash used in operating activities for the comparable period of the prior year, primarily due to net income of $34.7 million for the nine months ended September 30, 2015, versus net loss of $75.3 million for the comparable period of the prior year.

●

Our net accounts receivable balance decreased to $118.8 million as of September 30, 2015 from $133.2 million as of December 31, 2014, a decrease of 10.8%, due to seasonality of net sales. Days sales outstanding on a quarterly basis increased to 65 days at September 30, 2015 from 57 days at December 31, 2014. Our inventory balance increased to $76.6 million as of September 30, 2015 from $65.6 million as of December 31, 2014, an increase of 16.8%, as a result of the timing of program ramps. Days in inventory on a quarterly basis increased to 48 days at September 30, 2015 from 33 days at December 31, 2014. Our accounts payable balance decreased to $134.0 million as of September 30, 2015 from $143.0 million as of December 31, 2014, which is a decrease of 6.3%, due to the timing of program ramps. Days payable on a quarterly basis increased to 84 days at September 30, 2015 from 72 days at December 31, 2014.

•

We had a gain of $0.8 million on disposal of equipment and assets held for sale and impairment recoveries of $0.9 million during the nine months ended September 30, 2015, versus a gain of $0.5 million on disposal of equipment and long-lived asset impairments of $18.2 million for the comparable period of the prior year.

•

Depreciation and amortization expense was $35.3 million for nine months ended September 30, 2015, versus $38.6 million for the comparable period of the prior year, primarily due to decreased capital expenditures and disposals of fixed assets related to our Restructuring in the prior year.

Our principal investing and financing activities during the nine months ended September 30, 2015 were as follows:

●

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2015 and consisted of cash purchases of capital equipment and other assets of $10.6 million, partially offset by proceeds of $7.0 million from sale of equipment and assets held for sale and release of cash restricted due to customs deposit requirements of $0.5 million.

●

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2015 and consisted of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at September 30, 2015 and December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At September 30, 2015, no amounts were outstanding under our loan agreements with Bank of America, Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. There have been no material changes in our market risks during the nine months ended September 30, 2015.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the United States. Approximately $457.9 million, or 98%, of total shipments to these foreign manufacturers during the nine months ended September 30, 2015 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.17 RMB per U.S. dollar for the nine months ended September 30, 2015. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next 12 months. If there is a need for additional cash to fund our operations, we may attempt to access our global credit lines, which totaled $108.6 million of available borrowings as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have experienced a decline in revenue over the last four fiscal years, as well as incurred net losses in the last two fiscal years, and we may incur net losses in future periods.

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

For the nine months ended September 30, 2015 and 2014, approximately 70% and 69%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 13% and 16%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 14% and 7%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector, which includes wearables. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially, which could result in a net loss for us.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In the three months ended September 30, 2015 and 2014, our net sales to our largest customer represented approximately 80% and 60%, respectively, of our net sales. In the three months ended September 30, 2015 and 2014, our net sales to our second largest customer represented approximately 7% and 16%, respectively, of our net sales. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number of, programs. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts.

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

We sell our flexible printed circuits and assemblies to a very limited number of customers, who typically purchase these products from us for numerous programs at any particular time. Customer programs differ in design and material content and our products’ prices and profitability are dependent on a wide variety of factors, including without limitation, expected volumes, assumed yields, material costs, actual yields and the amount of third-party components within the program. If we lose sales for a program that has higher material content, we may have to replace it with sales for a program that has lower material content, thus requiring additional capacity to generate the same amount of net sales. We may not have such capacity available, or it may not be economically advantageous to acquire such capacity, which could then result in lower net sales. Furthermore, if we were unable to increase our capacity to match our customers’ requests, we may lose existing business from such customer, in addition to losing future sales. In addition, if we were to utilize our capacity to increase sales of bare flex (flex without assembly), this could also generate lower net sales at potentially different (higher or lower) profitability levels.

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

Our reliance on outside service providers may negatively impact our operations, products and customer satisfaction.

From time to time, we use the services of outside service vendors, or OSVs, for certain activities related to our business, including to provide manufacturing services within our facilities. Our reliance on these OSVs subjects us to a number of risks, including:

●

our inability to have the same level of control over the employees of the OSVs who are providing manufacturing services for us as we would have over our own employees, which could affect the pre-employment screening, loss control, efficiency, work flow and quality of work of our operations; and

●

regulations regarding the use of OSVs in China could cause us to be forced to stop using, or limit the percentage of our workforce provided by, OSVs with little or no notice, which could negatively affect our ability to produce product for our customers.

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 90% of the total shipments made to foreign manufacturers during the fiscal year 2014. The remaining balance of our net sales is primarily denominated in Chinese Renminbi. As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. Although we have recently benefited from foreign exchange rates, unfavorable movements in the exchange rates could adversely impact our financial condition. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from October 1, 2014 to September 30, 2015, the high and low sales prices for our common stock were $26.05 and $8.11 per share, respectively. Factors that could affect the trading price of our common stock include, but are not limited to:

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

In addition, although we have approximately 24.4 million shares of common stock outstanding as of September 30, 2015, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: November 5, 2015	By:	/s/ Thomas Kampfer
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

			8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.82#	Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

10.94*	Employment Offer Letter with Thomas Kampfer dated May 21, 2015.		10-Q	000-50812	8/5/2015

31.1	Section 302 Certification by the Company’s principal executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s principal executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.