Form 10-K
period 2015-12-31
MULTI FINELINE ELECTRONIX INC
filed 2016-02-11
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price per share of Common Stock on the NASDAQ Global Select Market on June 30, 2015) was $200,156,150. Shares held by each executive officer, director and by each person that owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of January 31, 2016 was 24,609,141.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders.

Multi-Fineline Electronix, Inc.

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 1“Business,” Item 1A“Risk Factors” and Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding our ability to successfully complete our proposed merger transaction with Suzhou Dongshan Precision Manufacturing Co., Ltd.; the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our products or customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “should,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1A “Risk Factors” in this Annual Report, and such forward-looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I

Item 1.	Business

Change in Fiscal Year End

On August 4, 2014, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. The fiscal periods presented in this Annual Report include the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013.

Proposed Acquisition by DSBJ

On February 4, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suzhou Dongshan Precision Manufacturing Co., Ltd., a company organized under the laws of the People’s Republic of China (“DSBJ”), and Dragon Electronix Merger Sub Inc., a Delaware corporation and indirect wholly owned subsidiary of DSBJ (“Merger Sub”), under which Merger Sub will be merged with and into our company (the “Merger”), with us continuing after the Merger as the surviving corporation and indirect subsidiary of DSBJ. The Merger Agreement has been unanimously approved by our Board of Directors.

Under the terms of the Merger Agreement, our stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction. The proposed transaction values our equity at approximately $610.0 million, on a fully diluted basis. Consummation of the Merger is expected to occur in the third quarter of 2016 and is subject to approval by our stockholders and DSBJ’s stockholders, certain regulatory approvals and other closing conditions.

Additional information about the Merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by us under Item 1.01 of that Form 8-K on February 4, 2016, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K. Our stockholders are urged to read all relevant documents filed with the Securities and Exchange Commission (“SEC”) because they contain important information about the proposed transaction. Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, www.sec.gov, or for free from us by contacting (949) 453-6800 or through the investor relations section of our website (www.mflex.com).

Overview

We are one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. With facilities in Irvine, California; Suzhou, China; and Singapore, we offer a global service and support base for the sale, design and manufacture of flexible interconnect solutions.

We are a global provider of high-quality, technologically advanced, flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide seamless, integrated flexible printed circuit and assembly solutions from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We primarily target our solutions to the consumer electronics market, but we also provide solutions to other markets, such as the medical and automotive industries. Current examples of applications for our products include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, connected home devices, medical and automotive industry applications and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple Inc. and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc. Our business model, and the way we approach the markets which we serve, is based on value-added engineering and providing technology solutions that enable our customers to achieve a desired size, shape, weight and functionality for their portable electronic devices or other consumer products. We currently rely on a core mobility end-market for nearly all of our net sales. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets. Through early involvement with our customers and potential customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through our value-added assembly of components on flex, we seek to provide an integrated flexible printed circuit and assembly solution that fits with their supply chain needs. This approach may or may not always fit with the operating practices of all OEMs, and changes in the market and our customers’ needs can occur with little to no warning. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s net sales to total net sales during any reporting period. Our business has been subject to seasonality, primarily due to the mobile device and consumer electronics markets, which historically exhibit strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season.

We are a party to contracts with a number of our customers. These contracts generally provide that we will manufacture products for the customers against purchase orders delivered by the customers or their subcontractors. We also conduct business with certain customers on a purchase order basis. The contracts generally do not contain any minimum purchase obligations, but do generally contain terms regarding timing of payment, product delivery, product quality controls, confidentiality, ownership of intellectual property and indemnification. Additional terms may also be included in specific purchase orders. Some of these contracts also contain provisions that require us to pay substantial damages if we fail to perform our obligations under the contracts.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The price for each program is subject to intense negotiations and is determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the third-party components necessary for the program. Our profitability for each particular program is dependent upon how we perform against our targets and the assumptions on which we base our prices. In addition, our customers generally require that the price on a particular program decrease as the program matures. Our volumes, margins and yields also vary from program to program and, because of the various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our performance. For example, we could experience an increase in volume for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, that higher volume may or may not result in an increase in overall profitability. In the mobility market, the first six months of production are the most critical in terms of growth and profitability opportunities.

Our success has been due, in part, to our early supplier involvement, which allows our engineers to gain an understanding of the application and our customers’ specific circuit needs. This knowledge allows our engineers to utilize their expertise in flex circuit design and assist in the selection of materials and technologies to provide a high quality and cost effective product. Our vertically integrated flex circuit manufacturing, assembly and tooling operations have allowed us to offer superior lead time support to facilitate customer requirements. We believe the early involvement and knowledge of the specific customer flexible assemblies and designs of these assemblies allows us to ramp production at a very fast pace, creating a competitive advantage. The speed and certainty of the production ramp is critical to our customers who view time to market as a key success factor.

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

Industry Background

We primarily target our solutions to OEMs and EMS providers in the electronics market. We believe that the global market for flexible printed circuits (“FPCs”) will continue to grow over the coming years as consumers continue to demand smaller, more functional, portable electronic devices. Given the inherent design and cost advantages of FPCs, we believe they will remain a favored solution for electronics OEMs that strive to increase the features and functionality of electronic devices while optimizing the size, shape and weight of such devices.

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

PCBs are inherently thick and cannot bend or twist and they are relatively heavy. In contrast, a thinner, lighter FPC can bend, fold over itself and twist to better fit into smaller, non-linear spaces in microprocessors and other electrical components such as connectors, switches, resistors, capacitors and light-emitting devices. In the past, FPC technologies and material sets were reserved for specialty uses, as they were difficult and costly to produce. Today, they are used in devices where size and form factor are important considerations, such as smartphones and tablets.

Having found innovative ways to produce a wide range of FPCs in mass volumes at increasingly affordable prices, companies began offering consumer electronics manufacturers new FPC and FPCA based materials and technologies that enabled design engineers to innovate interconnect and packaging solutions for smaller and increasingly complex electronic devices.

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

Looking forward, we believe that the overall market for FPCs and FPCAs is poised for growth over the next several years as a result of favorable technological and market developments, including:

●

Increased Portability and Complexity of Electronic Devices. As electronic devices become more functional, complex and compact, product size and electrical performance become the major design factors. From an engineering standpoint, FPCs possess an inherently better overall interconnect solution than PCBs. The reasons are that the materials used in building FPCs offer good electrical signal integrity and better heat dissipation. The polymer-based FPC materials offer better physical and electrical properties than the epoxy-based materials in PCBs. As a result, the electronics industry is increasingly relying upon FPCs and FPCAs to meets its increasingly demanding design needs.

●

Outsourcing. Due to the increasing complexity and miniaturization of smartphones, tablets and other mobile devices, we believe electronics companies will continue to rely heavily upon outsourcing to technically-qualified, strategically-located manufacturing partners to provide integrated, end-to-end flexible printed circuit and component assembly solutions. By employing end-to-end manufacturers with full-service FPCA design and application engineering, prototyping, and competitive high-volume production services, electronics companies are able to reduce time-to-market, avoid product delays, reduce manufacturing costs, minimize logistical problems, and focus on their core competencies.

●

Expanding Markets and Flexible Component Demand. Global demand for new and increasingly-complex mobile device and other consumer electronics products is driving the demand for more and increasingly-complex FPCAs. We believe that the application of flex assemblies is expanding and could result in the use of more flex assemblies per device than have been used in previous-generation product applications.

Competitive Strengths

We are a leading global provider of high-quality, technologically advanced, flexible printed circuit and component assembly solutions to the electronics industry. We believe the following capabilities differentiate us from our competitors and enable us to better serve our customers’ requirements:

●

Our End-to-End Solutions for Flexible Printed Circuit Applications. We provide seamless, efficient and integrated end-to-end FPC and FPCA solutions for our customers. This full-service, “under one roof,” offer includes design and application engineering, prototyping and high-volume manufacturing to turnkey component assembly and testing. By relying on a single provider early in the product development lifecycle for their flexible printed circuit requirements, our customers can benefit from a robust, customized product design and development process. This, in turn, frequently leads to production cost savings and quicker time to volume in the market. We believe our seamless, integrated, end-to-end mass production solution, together with our expertise and manufacturing capabilities, provides us with a competitive advantage that our customers can leverage to meet their global production requirements.

●

Our Design and Application Engineering Expertise. We assist customers at the earliest stages of product development and provide engineering expertise and a knowledge base of product applications. This enables us to gain intimate knowledge of our customers’ interconnect and packaging design challenges and to provide value-added engineering support. Our history of successful early design-participation fosters strong relationships with our customers, often resulting in their reliance on our engineering expertise and support for the life of a specific application, and subsequent generations of similar applications. We continue to enhance our design and application engineering capabilities in China to best position us to provide an integrated end-to-end solution to the electronics markets in China and other parts of Asia.

●

Our Manufacturing Capabilities. Our China manufacturing facilities are organized to ramp production of new products from the prototype stage to high volume, which allows us to cost-effectively deliver high-quality products that meet our customers’ time to market requirements. Our ongoing efforts to enhance our manufacturing facilities with technologically-advanced, automated manufacturing and handling machinery allows us to improve our product yields, streamline our customers’ supply chains, shorten our customers’ time to market and lower the overall costs of our products. While we believe our China manufacturing facilities benefit the Company, they do subject us to additional risks inherent in international business, including, among others, those detailed under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

●

Our Management Experience and Expertise. Our management team has been with us for many years. During that time, our executive management team has made a number of critical, strategic decisions to manage our business, including pursuing a strategy of deploying our design and application engineers at the early stages of a customer’s product designs; responding to the trend of OEM outsourcing; identifying China’s manufacturing capabilities; creating a seamless, integrated end-to-end solution in our China operations to serve the needs of multinational OEMs and EMS providers; and, in 2014, restructuring our operations to align our capacity with customer demand in order to maximize profitability.

Business Strategy

Our objective is to enhance our business by expanding our customer base and product offerings, while maintaining our core customers and flexible printed circuit and assembly capabilities. We plan to do this by strategically seeking opportunities with new customers and leveraging our core technologies of high-quality, technologically advanced, flexible printed circuits and assemblies. In order to maintain an optimum profitability, we strive to utilize our capacity with the most attractive customer orders available to us. To achieve our business objectives, we intend to continue our pursuit of the following strategies:

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

●

Diversify Our Customer Base. We primarily serve the mobility market. Mobility refers to an overall end-market of portable devices that provide access to data (content) and applications that were previously confined to the desktop, server, cloud or living room. We leverage our internal sales force, comprised of design and application engineers, and our existing outside non-exclusive sales representatives to pursue new customers in the mobility market, as well as in other sectors of the electronics industry where mobility, functionality and packaging size dictate the need for flexible printed circuits and component assemblies, including the automotive market.

●

Increase Manufacturing Capabilities and Improve Manufacturing Processes. We continue to invest in advanced manufacturing, automation and engineering capabilities in China. By continuing to improve and expand these capabilities, we can offer our customers technologically advanced manufacturing processes for complex FPC fabrication in mass production volumes.

●

Increase Intellectual Property Content of Our Products. We are investing in advanced technologies and enhancing our research and development centers to be able to innovate and offer differentiated solutions to our customers. By offering differentiated capabilities, we hope to increase our gross margin percentage over time.

Products

Our design and application engineering expertise enables us to offer flexible printed circuit and value-added component assembly solutions for a wide range of electronic applications. We offer products in a broad range of sectors, including smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, connected home devices, medical and automotive industry applications and other consumer electronic devices.

Flexible Printed Circuits. Flexible printed circuits, which consist of copper conductive patterns that have been etched or printed while affixed to flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by subjecting the base materials to multiple processes, such as drilling, screening, photo imaging, etching, plating and finishing. We produce a wide range of flexible printed circuits, including single-sided, double-sided, multi-layer (with and without gaps between layers) and rigid-flex. Single-sided flexible printed circuits, which have an etched conductive pattern on one side of the substrate, are normally less costly and more flexible than double-sided flexible printed circuits because their construction consists of a single patterned conductor layer. Double-sided flexible printed circuits, which have conductive patterns or materials on both sides of the substrate that are interconnected by a drilled and copper-plated hole, can provide either more functionality than a single-sided flexible printed circuit by containing conductive patterns on both sides, or greater shielding of components against electromagnetic interference than a single-sided flexible printed circuit by covering one side of the circuit with a shielding material rather than a circuit pattern. Multi-layer and rigid-flex printed circuits, which consist of layers of circuitry that are stacked and then laminated, are used where the complexity of the design demands multiple layers of flexible printed circuitry. If some of the layers of circuitry are rigid printed circuit material, the product is known as a “rigid-flex” printed circuit. Gapped flexible printed circuits, which consist of layers of circuitry that are stacked and separated in some parts of the circuit, and laminated in other parts of the circuit, are used where the complexity of the design demands multiple layers of flexible printed circuitry but the flexibility of a single-sided flexible printed circuit in some parts of the circuit.

Flexible Printed Circuit Assemblies. Flexible printed circuits can be enhanced by attaching electronic components, such as connectors, switches, resistors, capacitors, light-emitting devices, integrated circuits, cameras, optical sensors and other microelectronic mechanical sensor (“MEMS”) devices to the circuit. The reliability of flexible printed circuit component assemblies is dependent upon proper assembly design and the use of appropriate fixtures. Connector selection is also important in determining the signal integrity of the overall assembly, a factor which is very important to devices that rely upon high system speed to function properly. We are one of the pioneers in attaching connectors and components to flexible printed circuits and have developed the expertise and technology to mount a full range of electronic devices, from ordinary passive components to advanced and sophisticated surface mount components.

Mechanical Integration of Flexible Printed Circuit Assemblies. Three dimensional packaging solutions for smartphones, tablets and other consumer electronic devices can be enhanced by integrating mechanical components (metal and plastic chassis using mechanical joining techniques compared to electronic assembly) onto flexible printed circuit assemblies.

Customers

Our customers include leading OEMs and EMS providers in a variety of sectors of the electronics industry. These sectors include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, connected home devices and other consumer electronic devices, and are primarily in what we refer to as the mobility market. Our expertise in flexible printed circuit design and component assembly enables us to assist our customers in resolving their design challenges through our design and assembly techniques, which can enhance the likelihood of us becoming the main provider for flexible printed circuits and component assembly included in that product. Achieving status as a main provider to an OEM for a high-volume program can enable us to build strong customer relationships with respect to existing products and any future product that requires the use of flexible printed circuits and component assemblies.

We sell our products by first working with OEMs in the design of their programs. Assuming we get a “design win,” the OEM then informs us of the percentage of the program it intends to buy from us (our “allocation”), and instructs the EMS providers to purchase products from us based on this allocation to be incorporated into the OEM’s program. We then “tool-up” (design or buy equipment, materials and components) for the program based on a forecast from the OEM, and build the product based on the OEM’s forecast. Once the product is built, we typically ship it to hubs, where the EMS companies then pull the product when they need it to build for the OEM. Our relationships with EMS providers normally are directed by the OEMs. Therefore, it is typically the OEMs that negotiate product pricing and volumes directly with us, even though the purchase orders may come from the EMS providers. Our obligation is typically to keep a certain amount of product, based on the OEM’s forecast, in the hub. Although our product is built to the OEMs’ specifications and quality requirements, the EMS companies actually determine when to pull our product from the hubs, and also determine whether to pull our product, or the product of one of our competitors.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into products manufactured by or on behalf of a limited number of key customers and their subcontractors. For the fiscal year ended December 31, 2015, approximately 85% of our net sales were to two customers in the aggregate. In addition, for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, approximately 75%, 76%, 57% and 75%, respectively, of our net sales were to Apple Inc., inclusive of net sales made to its designated subcontractors, and 10%, 12%, 17% and 3%, respectively, of our net sales were to Beijing Xiaomi Technology Co., Ltd., inclusive of net sales made to its designated subcontractors.

Our results are highly dependent upon the success of our customers in the marketplace and our success in maintaining or growing our market share with them and new customers. Refer to Item 1A, “Risk Factors,” and in particular, the “Risks Related to Our Business” for more information about our reliance on our customers.

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products from our customer base. This may change depending upon market reception and sales volumes for any large OEM program, as at any given time, one OEM program can represent a significant part of our sales within a particular quarter. Our major customers provide consumer-related products that historically have experienced their highest sales activity during the two quarters leading up to the end of the calendar year in connection with the holiday season. As a result, we typically experience a decline in our first fiscal quarter sales as the holiday period ends. Our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Information regarding net sales based on the customer’s billing location by geographic area is summarized below:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
United States	45%	39%	10%	2%
China	23%	26%	56%	74%
Hong Kong	7%	12%	22%	17%
Japan	13%	18%	7%	1%
Taiwan	10%	5%	3%	0%
Other	2%	0%	2%	6%
Total	100%	100%	100%	100%

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

As of December 31, 2015, our backlog, which constitutes customer orders placed with us but that have not yet shipped, was $142.4 million, which we expect to ship within the next 12 months. We cannot guarantee that our customers will not cancel any or all of the orders in our backlog and, in addition, our current backlog is not indicative of our future operating results.

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

Design Technology. The flexible printed circuits we manufacture are designed specifically for each application, frequently requiring significant joint design activities with the customer at the start of a project. We have developed design methodologies that solve difficult interconnection problems and save our customers time and money. We design and mass produce flexible printed circuits that range from single-sided circuits to more complex double-sided and multi-layer (with and without gaps between layers). We are continually investing in and improving our computer-based design tools to more quickly design new flexible printed circuits, enhance cooperative design and communication with our customers, and more closely integrate design and application engineering to our prototyping and manufacturing processes.

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

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. Our intellectual property relates to proprietary processes and know-how covering methods of designing and manufacturing flexible printed circuits, attaching components, process technology for circuit manufacturing, and embedded magnetics. We require our employees to enter into confidentiality agreements and assignment of invention agreements to protect our intellectual property. In addition, we consider filing patents on our inventions that are significant to our business, although none of our existing patents or patent applications pertain to inventions that are significant to our current business. We also pursue trademarks where applicable and appropriate.

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

We compete on a global level with a number of leading Asian providers, such as Nippon Mektron Ltd., Interflex Co. Ltd., Zhen Ding Technology Holding Ltd., HI-P (Shanghai) Technology Co. Ltd., Career Technology (MFG) Co. Ltd., Flexium Interconnect, Inc., Sumitomo Electric Industries Ltd., and Fujikura Ltd. We expect others to enter the market in the Asian region because of government subsidies and lower labor rates available there.

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

Employees

As of December 31, 2015, we employed approximately 5,560 full-time employees, of which approximately 44 were in the United States, approximately 5,502 were in China and approximately 14 were in other locations. We also employed approximately 1,610 contract employees in China although not all of these contract employees work a full-time work schedule.

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

We believe we are operating our facilities in material compliance with existing environmental laws and regulations. However, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies, or significant penalties could require substantial expenditures by us, cause us to lose manufacturing capacity (which could cause us to be unable to meet our customers’ demand), or could otherwise harm our business, results of operations and financial condition. However, at this time, we do not anticipate any material amount of environmental-related capital expenditures through the end of 2016.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of January 31, 2016:

Name	Age	Position(s)
Reza Meshgin	52	President and Chief Executive Officer
Thomas Kampfer	52	Executive Vice President and Chief Financial Officer
Thomas Lee	56	Executive Vice President of Business Development
Christine Besnard	45	Executive Vice President, General Counsel and Secretary
Lance Jin	50	Executive Vice President and Managing Director of China Operations

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

Thomas Kampfer joined us as Chief Financial Officer and Executive Vice President in June 2015. Prior to joining us, Mr. Kampfer served from February 2012 to June 2015 as President of CohuHD, formerly a division of Cohu, Inc., which was divested and acquired by Costar Technologies, Inc. in June 2014. Prior to that, Mr. Kampfer served as President and Chief Executive Officer of H2O Audio, Inc., a venture-backed startup, from 2010 to 2012. Previously, Mr. Kampfer was President and Chief Operating Officer of Iomega Corporation, a publicly traded company specializing in data storage products. During his tenure at Iomega from 2001 to 2009, Mr. Kampfer held a variety of other executive positions, including Chief Financial Officer; Executive Vice President, Business Solutions; Vice President, Corporate Development; and General Counsel and Secretary. Mr. Kampfer holds a B.S. in Industrial Engineering from Purdue University and a Juris Doctor from Georgetown University Law Center. Mr. Kampfer holds the following positions at our wholly owned subsidiaries: (a) Director for MFCI, MFLEX Singapore, MFC, MFLEX Chengdu, MFM, MKR, MNE and MFE, (b) Chief Financial Officer at MFCI, MFLEX Singapore, MFM, MKR and MFE, (c) Executive Vice President of MFE and (d) Legal Representative for MFLEX Singapore in China for our two Chinese subsidiaries.

Thomas Lee joined us in October 1986 as our Supervisor of Photo Department and subsequently served as our Manufacturing Manager and Director of Operations from May 1995 to May 2002. Mr. Lee served as our Executive Vice President of Global Operations from May 2002 until March 2011, and as our Executive Vice President of Operations-Program Management from March 2011 until November 2012, when he transitioned to the position of Executive Vice President of Operations. In June 2014, Mr. Lee transitioned to the role of Executive Vice President, Business Development. Prior to joining us, Mr. Lee served as a Mechanical Engineer at the Agricultural Corporation in Burma. Mr. Lee holds a B.E. in Mechanical Engineering from the Rangoon Institute of Technology in Burma. Mr. Lee also holds the following positions at our wholly owned subsidiaries: (a) Executive Vice President at MFLEX Singapore and (b) Executive Vice President at MKR and MFE.

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

Available Information

We file reports with the SEC. We make available on our website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.mflex.com. Our website address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risks Related to Our Proposed Acquisition by DSBJ

On February 4, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suzhou Dongshan Precision Manufacturing Co., Ltd., a company organized under the laws of the People’s Republic of China (“DSBJ”), and Dragon Electronix Merger Sub Inc., a Delaware corporation and indirect wholly owned subsidiary of DSBJ (“Merger Sub”), under which Merger Sub will be merged with and into our company (the “Merger”), with us continuing after the Merger as the surviving corporation and indirect subsidiary of DSBJ. The Merger Agreement has been unanimously approved by our Board of Directors.

Under the terms of the Merger Agreement, our stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction.

Consummation of the Merger is expected to occur in the third quarter of 2016 and is subject to certain customary closing conditions including, among others, the absence of certain legal impediments; the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; antitrust regulatory approval in the People’s Republic of China; review and clearance by the Committee on Foreign Investment in the United States; certain other filings and approvals by governmental authorities in the People’s Republic of China; and approval by our stockholders and DSBJ’s stockholders.

The Merger Agreement contains certain termination rights for us and DSBJ. Upon termination of the Merger Agreement, we may be required to pay DSBJ a termination fee, or DSBJ may be required to pay us a reverse termination fee, depending on the circumstances under which the Merger Agreement is terminated. Concurrently with the execution of the Merger Agreement, DSBJ has deposited $20.0 million of the aggregate Merger consideration into an escrow account with Citibank, N.A., and has agreed to make a further deposit of $7.45 million within 21 calendar days of the execution of the Merger Agreement, in order to secure the reverse termination fee that may become payable by DSBJ to us.

We will be required to pay a termination fee of 3.0% of the aggregate Merger consideration to DSBJ if the Merger Agreement is terminated because, among other things, we enter into an alternative definitive agreement in respect of a superior proposal, our Board of Directors changes its recommendation to stockholders with respect to the Merger, or our stockholders do not approve the Merger.

DSBJ will be required to pay us a reverse termination fee of $27.45 million if the Merger Agreement is terminated because, among other things, the DSBJ’s shareholders do not approve the transaction, DSBJ fails to consummate the Merger after fulfilling its other closing conditions, or the Merger is not consummated solely because certain required regulatory approvals are not obtained within six months after the execution date of the Merger Agreement (which date may, in certain circumstances, be extended at DSBJ’s discretion for an additional three months only if additional time is needed to obtain certain required regulatory approvals and DSBJ deposits an additional $10.0 million into the escrow account, increasing the reverse termination fee to $37.45 million).

For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on February 4, 2016, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K.

The announcement and pendency of our proposed Merger with DSBJ could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed acquisition of our company by DSBJ could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the absence of certain legal impediments; the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; antitrust regulatory approval in the People’s Republic of China; review and clearance by the Committee on Foreign Investment in the United States; certain other filings and approvals by governmental authorities in the People’s Republic of China; and approval by our stockholders and DSBJ’s stockholders. We cannot predict with certainty whether and when any of these conditions will be satisfied. Although there is not a financing contingency in the Merger Agreement, the Merger could fail if DSBJ is unable to obtain the financing for the transaction, in which event we would likely be entitled to the reverse break-up fee. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “superior proposal.” If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Risks Related to Our Business

We experienced a decline in revenue in each year from fiscal 2011 to 2014 , as well as incurred net losses in fiscal years 2014 and 2013, and we may incur net losses in future periods.

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

In addition, in fiscal years 2013 and 2014, we incurred a net loss of $65.5 million and $84.5 million, respectively, on a full year basis. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we have undergone strategic restructuring efforts and returned to profitability for the last six consecutive quarters, we cannot be certain that this return to profitability will be sustained, and our profitability may fluctuate from quarter to quarter based on a variety of factors, including capacity utilization, overhead absorption, yields and product mix.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, approximately 73%, 72%, 71% and 71%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 12%, 18%, 16% and 21%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 13%, 6%, 7% and 7%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector, which includes wearables. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets (including the current economic downturn) or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, our net sales to our largest customer represented approximately 75%, 76%, 57% and 75%, respectively, of our net sales. In the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, our net sales to our second largest customer represented approximately 10%, 12%, 17% and 3%, respectively, of our net sales. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number of, programs. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts.

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

We have operations in a number of countries, including the United States, China and Singapore. Our global operations may be subject to risks that may limit our ability to operate our business. We manufacture the bulk of our products in China and sell our products globally, which exposes us to a number of risks which can arise from international trade transactions, local business practices and cultural considerations, including:

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during February 2015, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for the fiscal year 2016. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

We are subject to a variety of environmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used in the manufacture of flexible printed circuits and component assemblies in our facilities in the United States, Europe and Asia. In addition, certain of our customers have, or in the future may have, environmental policies with which we are required to comply that are more stringent than applicable laws and regulations. For example, certain of our customers are requesting that we voluntarily disclose data regarding our environmental discharge with the Institute of Public and Environmental Affairs (“IPE”), which is a non-governmental organization in China. A significant portion of our manufacturing operations are located in China, where we are subject to constantly evolving environmental regulation, including its revised Environmental Protection Law, effective January 1, 2015, and where certain jurisdictions have restricted granting additional licenses for manufacturing the types of products we produce. In addition, we are often required to obtain reports from our suppliers regarding the materials they provide to us. The costs of complying with any change in, or interpretation of, such regulations or customer policies and the costs of remedying potential violations or resolving enforcement actions that might be initiated by governmental entities could be substantial.

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

As part of our business strategy, we intend to continue to consider acquisitions of, or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

●	restrictions on our operating activities contained in the Merger Agreement;
●	difficulties in integrating operations, technologies, accounting and personnel;
●	problems maintaining uniform standards, procedures, controls and policies;
●	difficulties in supporting and transitioning customers of our acquired companies;
●	diversion of financial and management resources from existing operations;
●	potential costs incurred in executing on such a transaction, including any necessary debt or equity financing;
●	risks associated with entering new markets in which we have no or limited prior experience;
●	potential loss of key employees; and
●	inability to generate sufficient revenues to offset acquisition or start-up costs.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from January 1, 2015 to December 31, 2015, the high and low sales prices for our common stock were $10.61 and $26.05 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

●	failure to complete the proposed Merger with DSBJ;
●	fluctuations in our financial results;
●	the limited size of our public float;
●	announcements of technological innovations or events affecting companies in our industry;
●	changes in the estimates of our financial results;
●	changes in the recommendations of any securities analysts that elect to follow our common stock; and
●	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 24.5 million shares of common stock outstanding as of December 31, 2015, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

If certain requirements are not met, the SEC could impose sanctions against China-based members of certain accounting firms’ networks, which could affect our ability to have those firms perform audits for us in the future.

From time to time, the SEC requests access to the audit documents of Chinese US-listed companies from their accountants. Many of the accounting firms, including the Chinese members of the so-called Big Four accounting firms’ networks, have historically refused to provide these records citing China’s state law which specifies that certain Chinese company records can be claimed as state secrets. In January 2014, an SEC Administrative Law judge made an initial decision which determined that the Chinese members of the Big Four firms’ networks, including PricewaterhouseCoopers Zhong Tian LLP (“PwC China”), among others, should be suspended from practicing before the SEC for a period of six months, which includes, but is not limited to, performing audits of subsidiaries of companies that are registered with the SEC. This decision was stayed pending review, and in February 2015, the SEC announced that it had come to a settlement with the China-based firms associated with the Big Four firms, which settlement imposed sanctions against the firms and provides the SEC with authority to impose a variety of remedial measures on the firms if future document productions fail to meet specified criteria. Remedies for future non-compliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our material properties at December 31, 2015:

Entity	Function	Location	Square Feet (Building)	Lease Expiration Dates
Multi-Fineline Electronix, Inc.	Executive offices, research and development	Irvine, California	Leased—20,171	April 2018
MFLEX Suzhou Co., Ltd.	Engineering, circuit fabrication and assembly	Nanhu Road, Suzhou, China	Owned—566,108	2053*
MFLEX Suzhou Co., Ltd.	Circuit fabrication	Tangdong Road, Suzhou, China	Owned—594,254	2058*
MFLEX Chengdu Co., Ltd.	Circuit assembly (inactive)	Chengdu, China	Owned—322,132	2059*
Multi-Fineline Electronix Singapore Pte. Ltd.	Regional office	Singapore	Leased—3,074	December 2017

*

We have several parcels that have land use rights expiring in 2053 and beyond. Under the terms of these land use rights, we paid an upfront fee for use of the parcel through expiration. We have no other financial obligations on these land use rights other than payments of real estate taxes.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate potential foreseeable expansion of our operations or to move our operations in the event one or more of our short-term leases can no longer be renewed on commercially reasonable terms at the expiration of its term.

Item 3.	Legal Proceedings

From time to time, we may be a party to lawsuits in the ordinary course of business. These matters arise in the ordinary course and conduct of our business, and, at times, may arise as a result of our acquisitions and dispositions or as a result of our proposed acquisition by DSBJ. They may include, for example, commercial, intellectual property, environmental, securities, and employment matters and federal and state putative class action lawsuits challenging the proposed transaction with DSBJ. Some are expected to be covered, at least partly, by insurance. We intend to defend ourselves vigorously in such matters. We are currently not a party to any material legal proceedings.

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

Market for Common Stock

Our common stock, par value $0.0001, is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MFLX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system:

Fiscal Year Ended December 31, 2015	High	Low
First quarter, ended March 31, 2015	$20.15	$10.61
Second quarter, ended June 30, 2015	$26.05	$18.05
Third quarter, ended September 30, 2015	$22.28	$15.06
Fourth quarter, ended December 31, 2015	$25.62	$16.56

Three Months Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$11.35	$8.11

Fiscal Year Ended September 30, 2014	High	Low
First quarter, ended December 31, 2013	$16.32	$12.12
Second quarter, ended March 31, 2014	$15.30	$12.56
Third quarter, ended June 30, 2014	$13.18	$9.62
Fourth quarter, ended September 30, 2014	$11.47	$9.33

Fiscal Year Ended September 30, 2013	High	Low
First quarter, ended December 31, 2012	$23.10	$15.12
Second quarter, ended March 31, 2013	$22.88	$14.24
Third quarter, ended June 30, 2013	$16.22	$13.89
Fourth quarter, ended September 30, 2013	$17.43	$14.55

Issuer Purchases of Equity Securities

Not applicable.

Holders of Record

Stockholders of record on December 31, 2015 totaled approximately 14. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We currently expect to retain our earnings for the growth and development of our business.

Stock Performance Graph

The following graph shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2010 in each of our common stock, the NASDAQ Index and the NASDAQ Electrical Components Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This Stock Price Performance Graph is not deemed to be “soliciting material” or “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, unless it is specifically referenced.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for the twelve months ended December 31, 2015 and 2014, the three months ended December 31, 2014 and 2013, and each of the last four fiscal years ended September 30. The data below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this Annual Report. Our historical results are not necessarily indicative of our future results.

	Twelve Months Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
	2015	2014	2014	2013	2014	2013	2012	2011
		unaudited		unaudited
	(in thousands, except shares, per share data and ratios)
Consolidated Statements of Income Data:
Net sales	$636,599	$631,484	$210,003	$211,672	$633,153	$787,644	$818,932	$831,561
Cost of sales	556,543	603,644	179,516	209,176	633,304	788,774	736,241	726,850
Gross profit (loss)	80,056	27,840	30,487	2,496	(151)	(1,130)	82,691	104,711
Operating expenses:		—
Research and development	5,062	5,883	1,397	1,455	5,941	7,776	7,615	10,485
Sales and marketing	14,718	17,926	4,819	5,908	19,015	22,720	24,457	25,189
General and administrative	19,837	16,753	4,675	3,343	15,421	17,118	19,839	18,788
Stock-based compensation expense resulting from change in control	—	—	—	—	—	9,582	—	—
Impairment and restructuring (recoveries) expenses	(1,757)	33,543	(396)	—	33,939	7,537	(2,468)	4,186
Total operating expenses	37,860	74,105	10,495	10,706	74,316	64,733	49,443	58,648
Operating income (loss)	42,196	(46,265)	19,992	(8,210)	(74,467)	(65,863)	33,248	46,063
Other income (expense), net:
Interest income	1,722	1,055	239	209	1,025	727	1,352	875
Interest expense	(367)	(446)	(71)	(122)	(497)	(487)	(555)	(472)
Other income (expense), net	5,303	1,401	199	296	1,498	1,002	1,656	564
Income (loss) before income taxes	48,854	(44,255)	20,359	(7,827)	(72,441)	(64,621)	35,701	47,030
Provision for income taxes	3,772	15,023	4,384	1,452	12,091	910	6,216	9,157
Net income (loss)	$45,082	$(59,278)	$15,975	$(9,279)	$(84,532)	$(65,531)	$29,485	$37,873
Net income (loss) per share:
Basic	$1.85	$(2.45)	$0.66	$(0.39)	$(3.50)	$(2.74)	$1.24	$1.58
Diluted	$1.79	$(2.45)	$0.65	$(0.39)	$(3.50)	$(2.74)	$1.22	$1.56
Shares used in computing net income (loss) per share:
Basic	24,366,503	24,169,129	24,267,567	24,083,932	24,122,843	23,897,651	23,782,540	24,027,179
Diluted	25,247,873	24,169,129	24,624,368	24,083,932	24,122,843	23,897,651	24,077,479	24,335,819
Consolidated Balance Sheet Data:
Cash and cash equivalents	$214,234	$132,382	$132,382	$111,887	$98,667	$105,150	$82,322	$97,890
Working capital	$223,549	$162,611	$162,611	$147,149	$143,752	$142,555	$155,869	$159,065
Total assets	$501,460	$527,387	$527,387	$619,227	$519,449	$610,214	$696,410	$625,745
Current ratio	2.7	1.9	1.9	1.7	1.8	1.7	1.7	1.8
Long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$361,082	$328,460	$328,460	$385,769	$310,325	$392,191	$441,989	$416,083

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part I, Item 1A“Risk Factors” and elsewhere in this Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

Proposed Acquisition by DSBJ

On February 4, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suzhou Dongshan Precision Manufacturing Co., Ltd., a company organized under the laws of the People’s Republic of China (“DSBJ”), and Dragon Electronix Merger Sub Inc., a Delaware corporation and indirect wholly owned subsidiary of DSBJ (“Merger Sub”), under which Merger Sub will be merged with and into our company (the “Merger”), with us continuing after the Merger as the surviving corporation and indirect subsidiary of DSBJ. The Merger Agreement has been unanimously approved by our Board of Directors.

Under the terms of the Merger Agreement, our stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction. The proposed transaction values our equity at approximately $610.0 million, on a fully diluted basis. Consummation of the Merger is expected to occur in the third quarter of 2016 and is subject to approval by our stockholders and DSBJ’s stockholders, certain regulatory approvals and other closing conditions.

Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by us under Item 1.01 of that Form 8-K on February 4, 2016, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K. Our stockholders are urged to read all relevant documents filed with the Securities and Exchange Commission (“SEC”) because they contain important information about the proposed transaction. Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, http://www.sec.gov, or for free from us by contacting (949) 453-6800 or through the investor relations section of our website (http://www.mflex.com).

Business Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include smartphones, tablets, computer/data storage, portable bar code scanners, personal computers, wearables, connected home devices, medical and automotive industry applications and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple Inc., and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our net sales. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s net sales to total net sales during any reporting period.

We typically have numerous programs in production at any particular time, the life cycle for which is typically around one year. The programs’ prices are subject to intense negotiation and are determined on a program by program basis, dependent on a wide variety of factors, including without limitation, competitor pricing, expected volumes, assumed yields, material costs, and the amount of third party components within the program. Our profitability is dependent upon how we perform against our targets and the assumptions on which we base our prices for each particular program. In addition, the price on a particular program typically decreases as the program matures. Our volumes, margins and yields also vary from program to program and, given various factors and assumptions on which we base our prices, are not necessarily indicative of our profitability. In fact, some lower-priced programs have higher margins while other higher-priced programs have lower margins. Given that the programs in production vary from period to period and the pricing and margins between programs vary widely, volumes, while important for overhead absorption, are not necessarily indicative of our financial performance. For example, we could experience an increase in volumes for a particular program during a particular period, but depending on that program’s margins and yields and the other programs in production during that period, those higher volumes may or may not result in an increase in overall profitability. In the mobility market, the first six months of production are the most critical in terms of growth and profitability opportunities.

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

Net Sales

We design and manufacture our products to customer specifications. Throughout 2015, we engaged the services of certain non-exclusive sales representatives located throughout North America and Asia to provide customer contacts and market our products directly to our global customer base. The varieties of products our customers manufacture are referred to as programs. The majority of our sales is made to customers outside of the United States, and therefore sales volumes may be impacted by customer program and product mix changes as well as delivery schedule changes imposed on us by our customers. All sales from our Irvine, California executive office and Singapore regional office are denominated in U.S. dollars. All sales from our China facilities are denominated in U.S. dollars for sales outside China or RMB for sales made in China.

Cost of Sales

Cost of sales consisted of four major categories: material, overhead, labor and purchased process services. Material costs related primarily to the purchase of copper foil, gold, polyimide substrates and electronic components. Overhead costs included all materials and facility costs associated with manufacturing support, processing supplies and expenses, support personnel costs, stock-based compensation expense related to such personnel, utilities, amortization of facilities and equipment and other related costs. Labor costs included the cost of personnel related to the manufacture of the completed product. Purchased process services costs related to the subcontracting of specific manufacturing processes to outside contractors. Cost of sales may be impacted by timing of wage increases at our manufacturing facilities, capacity utilization, manufacturing yields, product mix and production efficiencies. Also, we may be subject to increased costs as a result of changing material prices because we do not have long-term fixed supply agreements, inflation may occur in countries in which we produce and market wage rate increases may also occur in these countries.

Research and Development

Research and development costs are incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes and are expensed as incurred.

Sales and Marketing

Sales and marketing expense included personnel-related and travel costs associated with sales and marketing, program management, corporate development and engineering support groups, sales support, trade shows, freight out, costs to warehouse and manage hub inventories positioned near our customers, commissions paid to sales representatives, market studies and promotional and marketing brochures.

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

Other Income (Expense), Net

Other income (expense), net, consisted primarily of the gain or loss on foreign currency exchange and the gain or loss on derivative financial instruments, when applicable.

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

●

Revenue Recognition. Revenues, which we refer to as net sales, are generated from the sale of flexible printed circuit boards and assemblies, which are sold to OEMs, subcontractors and EMS providers to be included in other electronic products. An EMS provider may or may not be an OEM subcontractor. We recognize revenue when there is persuasive evidence of an arrangement with the customer that includes a fixed or determinable sales price, when title and risk of loss transfers, when delivery of the product has occurred in accordance with the terms of the sale and collectability of the related account receivable is reasonably assured. Our remaining obligation to customers after delivery is limited to our warranty obligations on our product. We report sales net of refunds and credits and net of an accounts receivable allowance, which we estimate based on historical experience.

●

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the estimated market value of the inventory. We regularly review our inventory and write down our inventory based on historical usage and our estimate of expected and future product demand. Actual results may differ from our judgments, and additional write-downs may be required.

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

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of net sales for the periods indicated.

	Twelve Months Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
	2015	2014	2014	2013	2014	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.4	95.6	85.5	98.8	100.0	100.1	89.9
Gross profit (loss)	12.6	4.4	14.5	1.2	—	(0.1)	10.1
Operating expenses:
Research and development	0.8	0.9	0.7	0.7	0.9	1.0	0.9
Sales and marketing	2.3	2.8	2.3	2.8	3.0	2.9	3.0
General and administrative	3.1	2.7	2.2	1.6	2.4	2.2	2.4
Stock-based compensation expense resulting from change in control	—	—	—	—	—	1.2	—
Impairment and restructuring (recoveries) expenses	(0.3)	5.3	(0.2)	—	5.4	1.0	(0.3)
Total operating expenses	5.9	11.7	5.0	5.1	11.7	8.3	6.0
Operating income (loss)	6.7	(7.3)	9.5	(3.9)	(11.7)	(8.4)	4.1
Other income (expense), net:
Interest income	0.3	0.2	0.1	0.1	0.2	0.1	0.2
Interest expense	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.8	0.2	0.1	0.1	0.2	0.1	0.2
Income (loss) before income taxes	7.7	(7.0)	9.7	(3.8)	(11.4)	(8.3)	4.4
Provision for income taxes	0.6	2.4	2.1	0.7	1.9	0.1	0.8
Net income (loss)	7.1%	(9.4)%	7.6%	(4.5)%	(13.3)%	(8.4)%	3.6%

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Net Sales. Net sales increased to $636.6 million for the twelve months ended December 31, 2015, from $631.5 million for the twelve months ended December 31, 2014. The increase of $5.1 million was primarily due to increased net sales into our smartphones and consumer electronics sectors, partially offset by decreased net sales into our tablets sector, as further quantified below. Net sales to our largest customer increased $109.5 million to $480.3 million for the twelve months ended December 31, 2015, as a result of new program ramps in various sectors. Net sales to two China-based customers decreased $48.0 million and $19.7 million, respectively, year over year as a result of programs reaching the end of their product life cycle, coupled with decreased net sales to a Korea-based customer of $35.0 million year over year.

Net sales into our smartphones sector increased to $463.2 million for the twelve months ended December 31, 2015, from $443.8 million for the twelve months ended December 31, 2014. This increase of $19.4 million was primarily due to increased sales to a major customer of $121.8 million as a result of continued growth and new program ramps, partially offset by decreased net sales to a China-based customer of $48.0 million and decreased net sales to a Korea-based customer of $35.0 million as a result of key programs reaching the end of their life cycle. For the twelve months ended December 31, 2015 and 2014, our smartphones sector accounted for approximately 73% and 70% of total net sales, respectively.

Net sales into our consumer electronics sector, which includes wearables and connected home devices, increased to $82.0 million for the twelve months ended December 31, 2015, from $44.2 million for the twelve months ended December 31, 2014. Of the increase of $37.8 million, $34.9 million was attributable to growth in wearables due primarily to increased sales volumes to a major customer in this sector. For the twelve months ended December 31, 2015 and 2014, the consumer electronics sector accounted for approximately 13% and 7% of total net sales, respectively.

Net sales into our tablets sector decreased to $74.6 million for the twelve months ended December 31, 2015, from $104.2 million for the twelve months ended December 31, 2014. This decrease of $29.6 million was due primarily to decreased sales volumes to a major customer in this sector of $43.2 million, partially offset by increased sales volumes to one of our developing customers of $13.9 million as a result of new program ramps. For the twelve months ended December 31, 2015 and 2014, the tablets sector accounted for approximately 12% and 17% of total net sales, respectively.

Gross Margin. Gross margin increased to 12.6% for the twelve months ended December 31, 2015, from 4.4% for the twelve months ended December 31, 2014. The increase of approximately 820 basis points was primarily attributable to lower material costs based on a favorable product mix and lower manufacturing overhead. Gross profit was $80.1 million for the twelve months ended December 31, 2015 as compared to $27.8 million for the twelve months ended December 31, 2014.

Research and Development. Research and development expense decreased by $0.8 million to $5.1 million for the twelve months ended December 31, 2015, from $5.9 million for the twelve months ended December 31, 2014. The decrease of 13.6% was primarily due to reduced variable spending. As a percentage of net sales, research and development expense decreased to 0.8% from 0.9% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $3.2 million to $14.7 million for the twelve months ended December 31, 2015, from $17.9 million in the comparable period of the prior year, which is a decrease of 17.9%. This decrease is primarily the result of lower negotiated commission rates and lower variable spending. As a percentage of net sales, sales and marketing expense decreased to 2.3% from 2.8% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $3.0 million to $19.8 million for the twelve months ended December 31, 2015, from $16.8 million in the comparable period of the prior year, an increase of 17.9%. This increase was primarily due to higher bonus of $1.0 million due to stronger earnings, coupled with increased spending of $1.3 million mainly for professional fees. In addition, during the twelve months ended December 31, 2014, we had a gain of $0.8 million related to the disposal of certain fixed assets, which reduced our general and administrative expenses for that period. As a percentage of net sales, general and administrative expense increased to 3.1% from 2.7% in the comparable period of the prior year.

Impairment and Restructuring. During the twelve months ended December 31, 2015, we recorded an impairment and restructuring gain of $1.8 million primarily due to a gain of $1.1 million on the sale of a satellite facility in Suzhou, China. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the twelve months ended December 31, 2014, we recorded impairment and restructuring expenses of $33.5 million.

Other Income (Expense), Net. Other income, net increased to $5.3 million for the fiscal year ended December 31, 2015, from $1.4 million for the twelve months ended December 31, 2014. This increase was primarily due to foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the twelve months ended December 31, 2015 and 2014 was 7.7% and (33.9)%, respectively. The change in our effective tax rate was primarily due to a reversal of tax liabilities upon expiration of the statute of limitation related to uncertain tax positions. The effective tax rate for the twelve months ended December 31, 2014 was primarily due to establishing a valuation allowance against deferred tax assets related to one of our entities as well as an additional tax provision recorded for certain uncertain tax positions. We expect future tax rates to vary if current tax regulations change.

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

Our cash balances are held in numerous locations throughout the world. As of December 31, 2015, our cash held outside of the United States totaled $174.4 million, a majority of which may be brought back to the United States without significant tax implications by settling intercompany balances, if needed. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $149.2 million, and $124.7 million as of December 31, 2015 and 2014, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as our plans to reinvest such earnings for future expansion in certain foreign jurisdictions.

The following table sets forth, for the periods indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and certain other operating measures:

	Twelve Months Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
	2015	2014	2014	2013	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$92,875	$30,995	$35,001	$8,279	$4,273	$73,370	$68,283
Net cash used in investing activities	$(7,603)	$(10,234)	$(844)	$(1,358)	$(10,748)	$(44,569)	$(74,606)
Net cash (used in) provided by financing activities	$(1,683)	$(510)	$(369)	$61	$(80)	$(4,908)	$(9,630)
Cash and cash equivalents at period end	$214,234	$132,382	$132,382	$111,887	$98,667	$105,150	$82,322
Days sales outstanding	60.3	80.0	57.1	62.7	75.6	68.0	69.4
Days inventory outstanding	39.5	43.5	32.9	34.5	49.4	48.3	51.8
Days payable outstanding	80.8	94.8	71.7	75.3	91.9	83.6	88.6
Net working capital days	19.0	28.7	18.3	21.9	33.1	32.7	32.6

Changes in the principal components of operating cash flows during the fiscal year ended December 31, 2015 were as follows:

•

Our net accounts receivable balance decreased to $80.1 million as of December 31, 2015 from $133.2 million as of December 31, 2014, a decrease of 39.9%. Days sales outstanding on an annual basis decreased to 60 days at December 31, 2015 from 80 days at December 31, 2014 due to improved collections. Our inventory balance decreased to $56.5 million as of December 31, 2015 from $65.6 million as of December 31, 2014. Days in inventory on an annual basis decreased to 40 days at December 31, 2015 from 44 days at December 31, 2014. Our accounts payable balance decreased to $106.9 million as of December 31, 2015 from $143.0 million as of December 31, 2014, due to the expected lower production volume in the first quarter of calendar 2016 versus the first quarter of calendar 2015. Days payable on an annual basis decreased 14 days to 81 days, primarily as a result of the timing of payments.

•

We had a gain of $0.9 million on disposal of equipment and assets held for sale and impairment recoveries of $1.0 million during the twelve months ended December 31, 2015, versus a gain of $0.8 million on disposal of equipment and long-lived asset impairments of $16.4 million for the comparable period of the prior year.

•

Depreciation and amortization expense was $45.5 million for the twelve months ended December 31, 2015, versus $53.3 million for the comparable period of the prior year, primarily due to lower capital expenditures in calendar year 2015 coupled with the Restructuring.

Our principal investing and financing activities during the fiscal year ended December 31, 2015 were as follows:

•

Net cash used in investing activities was $7.6 million for the fiscal year ended December 31, 2015 and consisted of cash purchases of capital equipment and other assets of $15.2 million, partially offset by proceeds of $7.1 million from sale of equipment and assets held for sale and release of cash restricted due to customs deposit requirements of $0.5 million.

•

Net cash used in financing activities was $1.7 million for the fiscal year ended December 31, 2015 and consisted primarily of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at December 31, 2015 and 2014.

Changes in the principal components of operating cash flows during the three months ended December 31, 2014 were as follows:

•

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

•

Depreciation and amortization expense was $14.7 million for the three months ended December 31, 2014, versus $12.8 million for the comparable period of the prior year, primarily due to the capital expenditures in calendar year 2014.

Our principal investing and financing activities during the three months ended December 31, 2014 were as follows:

•

Net cash used in investing activities was $0.8 million for the three months ended December 31, 2014 and consisted of cash purchases of capital equipment and other assets of $4.0 million, partially offset by proceeds of $3.2 million from sale of equipment and assets held for sale.

•

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

Capital Commitments

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheets at December 31, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating leases	$958	$412	$546	$—	$—
Unconditional purchase obligations	9,922	9,922	—	—	—
Total contractual obligations	$10,880	$10,334	$546	$—	$—

As of December 31, 2015, we recorded $6.6 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability on uncertain tax positions has not been included in the contractual obligations table.

Recent Accounting Pronouncements

Refer to Note 1 “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further details.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At December 31, 2015, no amounts were outstanding under our loan agreements with Bank of America, Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in the interest rate would have a material effect on our results of operations or financial condition based on our current borrowing level.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the U.S. Approximately $623.3 million, or 98%, of total shipments to these foreign manufacturers during the fiscal year ended December 31, 2015 were made in U.S. dollars with the majority of the remaining balance of our net sales denominated in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.23 RMB per U.S. dollar for the fiscal year ended December 31, 2015. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts, but such activities may not be able to limit the risks of currency fluctuations and we continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. The changes in fair value of the outstanding forward contracts are recognized in earnings during the period of change as other income (expense), net in the Consolidated Statements of Comprehensive Income. As of December 31, 2015, there were no outstanding foreign currency forward contracts.

Liquidity Risk

We believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next calendar year. If there was a need for additional cash to fund our operations, we would access our global credit lines.

Item 8.	Financial Statements and Supplementary Data

MULTI-FINELINE ELECTRONIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multi-Fineline Electronix, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Multi-Fineline Electronix, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and each of the two fiscal years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Irvine, California

February 11, 2016

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$214,234	$132,382
Accounts receivable, net of allowances of $916 and $3,126 at December 31, 2015 and December 31, 2014, respectively	80,142	133,151
Inventories	56,455	65,627
Deferred taxes	708	514
Income taxes receivable	225	265
Assets held for sale	—	11,387
Other current assets	4,731	7,034
Total current assets	356,495	350,360
Property, plant and equipment, net	131,987	164,345
Land use rights	3,193	3,108
Deferred taxes	8,798	9,120
Other assets	987	454
Total assets	$501,460	$527,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$106,902	$143,032
Other current liabilities	22,920	42,697
Income taxes payable	3,124	2,020
Total current liabilities	132,946	187,749
Other long-term liabilities	7,432	11,178
Total liabilities	140,378	198,927
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 0 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 24,460,997 and 24,303,267 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	97,124	94,394
Retained earnings	229,181	184,099
Accumulated other comprehensive income	34,775	49,965
Total stockholders’ equity	361,082	328,460
Total liabilities and stockholders’ equity	$501,460	$527,387

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share and Share Data)

	Fiscal Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2015	2014	2014	2013
Net sales	$636,599	$210,003	$633,153	$787,644
Cost of sales	556,543	179,516	633,304	788,774
Gross profit (loss)	80,056	30,487	(151)	(1,130)
Operating expenses:
Research and development	5,062	1,397	5,941	7,776
Sales and marketing	14,718	4,819	19,015	22,720
General and administrative	19,837	4,675	15,421	17,118
Stock-based compensation expense resulting from change in control	—	—	—	9,582
Impairment and restructuring (recoveries) expenses	(1,757)	(396)	33,939	7,537
Total operating expenses	37,860	10,495	74,316	64,733
Operating income (loss)	42,196	19,992	(74,467)	(65,863)
Other income (expense), net:
Interest income	1,722	239	1,025	727
Interest expense	(367)	(71)	(497)	(487)
Other income (expense), net	5,303	199	1,498	1,002
Income (loss) before income taxes	48,854	20,359	(72,441)	(64,621)
Provision for income taxes	3,772	4,384	12,091	910
Net income (loss)	45,082	15,975	(84,532)	(65,531)
Other comprehensive income:
Foreign currency translation adjustment	(15,190)	1,403	(114)	7,723
Total comprehensive income (loss)	$29,892	$17,378	$(84,646)	$(57,808)
Net income (loss) per share:
Basic	1.85	0.66	(3.50)	$(2.74)
Diluted	1.79	0.65	(3.50)	$(2.74)
Shares used in computing net income (loss) per share:
Basic	24,366,503	24,267,567	24,122,843	23,897,651
Diluted	25,247,873	24,624,368	24,122,843	23,897,651

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at September 30, 2012	23,762,721	$2	$82,847	$—	$318,187	$40,953	$441,989
Issuance of common stock for equity awards	655,373	—	607	—	—	—	607
Stock-based compensation expense	—	—	13,612	—	—	—	13,612
Tax shortfall from settlements of stock-based equity awards	—	—	(665)	—	—	—	(665)
Net loss	—	—	—	—	(65,531)	—	(65,531)
Translation adjustment	—	—	—	—	—	7,723	7,723
Tax withholdings for net share settlement of equity awards	(215,316)	—	(3,454)	—	—	—	(3,454)
Repurchase of common stock	(119,976)	—	—	(2,090)	—	—	(2,090)
Retirement of treasury shares	—	—	(2,090)	2,090	—	—	—
Balance at September 30, 2013	24,082,802	$2	$90,857	$—	$252,656	$48,676	$392,191
Issuance of common stock for equity awards	201,295	—	848	—	—	—	848
Stock-based compensation expense	—	—	3,147	—	—	—	3,147
Tax shortfall from settlements of stock-based equity awards	—	—	(672)	—	—	—	(672)
Net loss	—	—	—	—	(84,532)	—	(84,532)
Translation adjustment	—	—	—	—	—	(114)	(114)
Tax withholdings for net share settlement of equity awards	(53,816)	—	(543)	—	—	—	(543)
Balance at September 30, 2014	24,230,281	$2	$93,637	$—	$168,124	$48,562	$310,325
Issuance of common stock for equity awards	106,990	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,126	—	—	—	1,126
Net income	—	—	—	—	15,975	—	15,975
Translation adjustment	—	—	—	—	—	1,403	1,403
Tax withholdings for net share settlement of equity awards	(34,004)	—	(369)	—	—	—	(369)
Balance at December 31, 2014	24,303,267	$2	$94,394	$—	$184,099	$49,965	$328,460
Exercise of stock appreciation rights	186,254	—	—	—	—	—	—
Issuance of common stock for equity awards	199,754	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,413	—	—	—	4,413
Net income	—	—	—	—	45,082	—	45,082
Translation adjustment	—	—	—	—	—	(15,190)	(15,190)
Tax withholdings for net share settlement of equity awards	(228,278)	—	(1,683)	—	—	—	(1,683)
Balance at December 31, 2015	24,460,997	$2	$97,124	$—	$229,181	$34,775	$361,082

The accompanying notes are an integral part of these consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2015	2014	2014	2013
Cash flows from operating activities
Net income (loss)	$45,082	$15,975	$(84,532)	$(65,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,536	14,741	51,380	58,154
Deferred taxes	(423)	508	7,499	(2,523)
Stock-based compensation expense	4,413	1,126	3,147	13,612
Excess tax benefit related to stock option exercises	—	—	(57)	(29)
Asset (recoveries) impairments	(960)	(1,816)	18,241	7,537
Gain on disposal of equipment and assets held for sale	(929)	(264)	(1,571)	(1,702)
Changes in operating assets and liabilities:
Accounts receivable	51,530	819	(1,623)	33,478
Inventories	(2,810)	11,693	10,624	44,216
Other current assets	2,713	(1,473)	3,766	1,075
Other assets	(553)	125	5,103	767
Accounts payable	(29,790)	(12,954)	(6,972)	(9,459)
Other current liabilities	(18,300)	12,500	(1,590)	(5,334)
Income taxes payable	1,010	4,130	(1,543)	(1,789)
Other liabilities	(3,644)	(10,109)	2,401	898
Net cash provided by operating activities	92,875	35,001	4,273	73,370
Cash flows from investing activities
Purchases of property and equipment	(15,186)	(4,045)	(18,529)	(47,333)
Proceeds from sale of equipment and assets held for sale	7,063	3,201	4,150	2,764
Change in restricted cash	520	—	(520)	—
Government grants received	—	—	4,151	—
Net cash used in investing activities	(7,603)	(844)	(10,748)	(44,569)
Cash flows from financing activities
Excess tax benefit related to stock option exercises	—	—	57	29
Tax withholdings for net share settlement of equity awards	(1,683)	(369)	(543)	(3,454)
Proceeds from exercise of stock options	—	—	848	607
Debt issuance costs	—	—	(442)	—
Repurchase of common stock	—	—	—	(2,090)
Net cash (used in) provided by financing activities	(1,683)	(369)	(80)	(4,908)
Effect of exchange rate changes on cash	(1,737)	(73)	72	(1,065)
Net increase (decrease) in cash	81,852	33,715	(6,483)	22,828
Cash and cash equivalents at beginning of period	132,382	98,667	105,150	82,322
Cash and cash equivalents at end of period	$214,234	$132,382	$98,667	$105,150
Non-cash investing activities
Purchases of property and equipment	$7,120	$2,170	$6,989	$8,950
Supplemental disclosure
Cash paid for interest	$152	$49	$174	$533
Cash paid for income taxes	$16,858	$291	$1,622	$4,664

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 61% and 61% of the Company’s outstanding common stock as of December 31, 2015 and 2014, respectively. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

Change in Fiscal Year End

On August 4, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. The periods presented in this Annual Report include the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2015 and 2014.

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

Level 1: quoted market prices in active markets for identical assets and liabilities

Level 2: observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: unobservable inputs that are not corroborated by market data

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. For recognition purposes, on a recurring basis, the Company’s money market funds are measured at fair value using Level 1 fair value inputs at the end of each reporting period.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,009	$—	$—
	$5,009	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$18,208	$—	$—
	$18,208	$—	$—

As of December 31, 2015, there were no assets or liabilities measured at fair value on a non-recurring basis. Below is a summary of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2014; refer to Note 11 for further details. The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of a value assessment report and third-party offers for the building and equipment.

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

Accounts Receivable

The Company records net sales in accordance with the terms of the sale, which is generally at shipment. Accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable, and the allowance is determined based on historical write-off experience as well as specific identification of credit issues with invoices. The Company reviews the allowance for doubtful accounts monthly (or more often, as necessary), and past due balances over a specified amount are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are charged against the allowance if and when the Company determines it is probable that the receivable will not be collected. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	20 - 39 years
Leasehold improvements	Shorter of 15 years or life of lease
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 5 years
Computers and capitalized software	3 - 5 years

Land Use Rights

Land use rights include long-term leaseholds of land for the Company’s facilities located in China. The Company paid an upfront fee for use of the land use rights and amortizes the expense through expiration.

Long-Lived Asset Impairment

The Company tests its long-lived assets, which include property, plant and equipment and land use rights, for impairment whenever circumstances or events may affect the recoverability of long-lived assets. To determine if an impairment exists, the Company first determines whether there has been a change in the use or circumstance related to the assets and whether a held and used or held for sale impairment model should be used to evaluate the assets or asset group for impairment.

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

Changes in the product warranty accrual for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, were as follows:

	Balance at Beginning of Period	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Period
Fiscal Year Ended December 31, 2015	$1,013	$(3,485)	$3,005	$533
Three Months Ended December 31, 2014	$997	$(467)	$483	$1,013
Fiscal Year Ended September 30, 2014	$1,076	$(4,570)	$4,491	$997
Fiscal Year Ended September 30, 2013	$346	$(3,469)	$4,199	$1,076

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

The recognition of restructuring charges requires making certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent that actual results differ from these estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. During the fiscal year ended December 31, 2015, the Company recorded restructuring charges of $304. During the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, the Company recorded restructuring charges of $1,420, $15,698 and $0, respectively. Refer to Note 11 for further details.

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

Foreign currency transactions occur primarily when there is a receivable or payable denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in the Consolidated Statements of Comprehensive Income. For the fiscal year ended December 31, 2015, foreign exchange transaction gains and losses were included in other income (expense), net and were net gains of $4,823. For the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, they were net gains of $75, $605 and $348, respectively.

Derivative Financial Instruments

From time to time, the Company enters into foreign currency forward contracts that are designated to economically hedge the exposure of future cash flows denominated in non-U.S. dollar currency. Derivative financial instruments are measured at fair value and are recorded in the Consolidated Balance Sheets as either assets or liabilities. Changes in the fair value of the derivative financial instruments are recorded each period in the Consolidated Statements of Comprehensive Income, depending on whether the derivative instruments are designated as part of the hedge transaction, and if so, the type of hedge transaction.

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

The Company designates its derivative financial instruments as non-hedge derivatives and records its foreign currency forward contracts as either assets or liabilities in the Consolidated Balance Sheets. Changes in the fair value of the derivative financial instruments that arise due to fluctuations in the forward exchange rates are recognized in earnings each period as other income (expense), net in the Consolidated Statements of Comprehensive Income. Realized gains (losses) are recognized at maturity as other income (expense), net in the Consolidated Statements of Comprehensive Income. The cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company did not enter into any foreign currency forward contracts during the fiscal year ended December 31, 2015. As of December 31, 2015, there were no outstanding foreign currency forward contracts.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes expense for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For the service-based restricted stock units, the Company determines the fair value using the closing price of the Company’s common stock on the date of grant. For the performance-based restricted stock units granted, the Company determined the fair value using a Monte Carlo simulation model based on the underlying common stock closing price as of the grant performance date, the expected term, stock price volatility, and risk-free interest rates. Refer to Note 9 for further details.

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

The following table presents a reconciliation of basic and diluted shares:

	Fiscal Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2015	2014	2014	2013
Basic weighted-average number of common shares outstanding	24,366,503	24,267,567	24,122,843	23,897,651
Dilutive effect of potential common shares	881,370	356,801	—	—
Diluted weighted-average number of common and potential common shares outstanding	25,247,873	24,624,368	24,122,843	23,897,651
Potential common shares excluded from the per share computations their inclusion would be anti-dilutive	371,801	721,098	897,201	903,263

Recent Accounting Pronouncements

During May 2014, the FASB issued revised authoritative guidance that requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. During August 2015, the FASB issued guidance to defer the effective date by one year. The amendment is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of this guidance on its financial position, results of operations and cash flows.

2. Related Party Transactions

Rent expense for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013 included related-party payments to various WBL subsidiaries of $97, $54, $224 and $204, respectively. As of December 31, 2015, the Company leased approximately 3,074 square feet of office space from WBL related parties.

3. Composition of Certain Balance Sheet Components

Inventories, net of applicable write-downs, consisted of the following:

	December 31,	December 31,
	2015	2014
Raw materials and supplies	$9,684	$19,268
Work-in-progress	15,340	15,713
Finished goods	31,431	30,646
	$56,455	$65,627

Property, plant, and equipment, net, consisted of the following:

	December 31,	December 31,
	2015	2014
Building	$51,427	$50,450
Machinery and equipment	321,600	334,539
Computers and capitalized software	14,295	13,328
Building and leasehold improvements	2,748	1,290
Construction-in-progress	318	598
	$390,388	$400,205
Accumulated depreciation and amortization	(258,401)	(235,860)
	$131,987	$164,345

Depreciation expense for the fiscal year ended December 31, 2015 and the three months ended December 31, 2014, was $45,464 and $14,674, respectively. Depreciation expense for the fiscal years ended September 30, 2014 and 2013, was $50,933 and $57,187, respectively.

Other current liabilities consisted of the following:

	December 31,	December 31,
	2015	2014
Wages and compensation	$12,843	$13,855
Restructuring expenses¹	2,954	5,710
Current portion of liabilities on uncertain tax positions[2]	—	12,524
Other accrued expenses	7,123	10,608
	$22,920	$42,697
[1]	Refer to Note 11 for further information on the Company’s impairment and restructuring activities.
[2]	Refer to Note 4 for further information on the Company’s income taxes.

Other long-term liabilities consisted of the following:

	December 31,	December 31,
	2015	2014
Liabilities on uncertain tax positions¹	$6,645	$7,933
Other	787	3,245
	$7,432	$11,178
[1]	Refer to Note 4 for further information on the Company’s income taxes.

4. Income Taxes

United States and foreign income (loss) before taxes were as follows:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
United States	$173	$307	$(27,556)	$(3,544)
Foreign	48,681	20,052	(44,885)	(61,077)
	$48,854	$20,359	$(72,441)	$(64,621)

The provision for income taxes consisted of the following components:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Current:
Federal	$(3,198)	$406	$(3,321)	$578
State	66	27	(676)	18
Foreign	6,776	3,495	8,584	3,186
	$3,644	$3,928	$4,587	$3,782
Deferred:
Federal	$97	$(154)	$3,619	$(1,855)
State	17	(3)	988	34
Foreign	14	613	2,897	(1,051)
	128	456	7,504	(2,872)
	$3,772	$4,384	$12,091	$910

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss	$29,113	$33,492
Inventories	415	322
Depreciation	9,738	9,832
Stock-based compensation	2,570	2,660
Asset impairment	16	16
Accrued expenses	1,325	1,675
Allowance for doubtful accounts	126	443
Warranty reserve	130	251
Investments	154	155
Foreign tax credits	2,919	567
Amortization	1,753	1,882
Other	55	35
Subtotal deferred tax assets	48,314	51,330
Valuation allowance	(38,808)	(41,394)
Total deferred tax assets	9,506	9,936
Deferred tax liabilities:
Deferred revenue	—	302
Total deferred tax liabilities	—	302
Net deferred tax assets	$9,506	$9,634

The Company’s valuation allowance amounted to $38,808 and $41,394 as of December 31, 2015 and 2014, respectively. The valuation allowance is recorded against deferred tax assets and consisted of net operating loss carryforwards, fixed assets, tax credits, provisions and accrued expenses. The Company intends to maintain a valuation allowance on its deferred tax assets until sufficient positive evidence exists to support its reversal. Based on an evaluation of the positive and negative evidence, the Company concluded that no other valuation allowances were required on its other jurisdictions. The valuation allowance decreased by $2,586 due to releasing of valuation allowance from utilization of net operating loss and other deferred tax assets. There is uncertainty regarding the future realization of these deferred tax assets, and management has determined that more likely than not, it will not receive future tax benefits from these assets.

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards for federal tax purposes of $14,456 and $24,007, respectively. The Company had net operating loss carryforwards for state tax purposes of $9,672 and $9,403, respectively. In addition, the Company had net operating loss carryforwards for foreign tax purposes of approximately $164,425 and $186,241, respectively. The net operating loss carryforward will begin to expire in 2034 for federal tax purposes. The net operating loss carryforwards will begin to expire in 2030 for state and 2019 for foreign tax purposes. The foreign net operating loss includes pre-acquisition net operating loss from MFE in the amount of $23,479. Due to a change of ownership of MFE, utilization of the pre-acquisition net operating loss may be limited if MFE experiences a change in the nature or conduct of the business. In addition, the Company had foreign tax credit carryforwards of $2,919, which will begin to expire in 2022.

The benefit from (provision for) income taxes differs from the amount obtained by applying the statutory tax rate as follows:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	—	0.0	(0.9)	—
Foreign rate variance	(19.1)	(24.6)	(14.9)	(18.0)
Nondeductible expenses	1.1	0.7	(0.6)	(1.3)
Nontaxable income	—	—	12.8	—
Return to provision adjustments	(0.6)	(0.5)	(0.1)	1.2
Tax contingency reserve	(2.3)	12.8	(7.9)	(0.6)
Valuation allowance	(6.2)	(2.4)	(38.9)	(16.3)
Other	0.8	1.5	(0.2)	(0.4)
	7.7%	21.5%	(16.7)%	(1.4)%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $149,182 and $124,743 as of December 31, 2015 and 2014, respectively. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign country. If such earnings were repatriated, the amount of unrecognized deferred tax liability is estimated to be approximately $16,000.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Twelve Months Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Unrecognized tax benefits at beginning of the period	$26,109	$24,143	$15,425	$15,423
Increases for positions taken in current period	950	—	9,526	2
Increases for positions taken in prior period	31	1,966	6,268	—
Decreases for positions settled with taxing authorities	(10,544)	—	(7,075)	—
Decreases for expiration of statute of limitations	(2,711)	—	(1)
Unrecognized tax benefits at end of the period	$13,835	$26,109	$24,143	$15,425

As of December 31, 2015, the Company’s liability for income taxes associated with uncertain tax positions decreased to $13,835 from $26,109 as of December 31, 2014. The liabilities that would favorably affect the Company’s effective tax rate were $5,832 and $17,510 at December 31, 2015 and 2014, respectively. The decrease in liability was due to the settlement with the Chinese tax authority on its audit of MFC and MFC1 for tax years 2005 through 2011. In addition, the Company recognized a one-time income tax benefit of $2,711 due to the expiration of the statute of limitation. The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of the statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $(109), $309, $545 and $624 of net interest for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, respectively. The accrued interest further decreased $2,025 due to the settlement with the Chinese tax authority on its audit of MFC and MFC1 for tax years 2005 through 2011. In total, the Company has recognized a liability of $612 and $2,746 for interest as of December 31, 2015 and 2014, respectively.

The Company and its subsidiaries conduct business globally and, as a result, it or one or more of its subsidiaries file income tax returns in the U.S. (both federal and in various states), local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years through fiscal 2011. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2008.

The Chinese tax authority has concluded the field work associated with auditing the income tax returns of MFC and MFC1 for tax years 2005 through 2011 related to transfer pricing on tangible goods sold by the Company to related parties. The Chinese tax authority issued a final notice of assessment of $12,569, including interest, and the Company made the corresponding payment in February 2015. The Company is currently seeking relief from double taxation through competent authority on this cross-border adjustment. An estimate of the ultimate resolution cannot be made at this time.

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

5. Lines of Credit

During August 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A. (“BA”), as agent, providing for a senior revolving credit facility in an amount up to $30,000. The credit facility has a three-year term, and availability under the credit facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party. Amounts outstanding will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin, which ranges from 175 to 275 basis points, or (2) a defined base rate plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis. The BA credit facility will mature on August 6, 2017.

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 RMB ($30,800 at December 31, 2015). The MFC Credit Line became effective on July 31, 2013 and will mature on July 30, 2016. In addition, MFC and ABC entered into a Facility Offer Letter dated as of July 1, 2013, which sets forth the loan pricing. The loan interest rate for the U.S. dollar borrowing under the MFC Credit Line will be negotiated by the parties based on the lending cost in the Chinese market for the U.S. dollar transactions on the day the loan is made.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($46,199 at December 31, 2015). The CCB Credit Line will mature on May 5, 2016. MFC and CCB have also entered into a Facility Offer Letter which sets forth the pricing negotiated by the parties. Interest on the credit line agreement for RMB lending is based on the current rate set by the People’s Bank of China at the time of borrowing. For U.S. dollar lending, the interest rate will be negotiated and determined by both parties based on the lending cost in the Chinese market for U.S. dollar transactions on the day the loan is made.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Line of credit (BA)	$30,000	$30,000	$—	$—
Line of credit (ABC)	30,800	32,685	—	—
Line of credit (CCB)	46,199	49,028	—	—
	$106,999	$111,713	$—	$—

As of December 31, 2015, the Company was in compliance with all covenants under its lines of credit.

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

Financial information by geographic area is as follows:

	Fiscal Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2015	2014	2014	2013
Net sales
United States	$11,109	$3,051	$16,426	$14,619
China	565,632	185,372	622,475	829,379
Singapore	616,750	200,222	552,557	754,026
Other	708	1,717	23,831	2,706
Eliminations	(557,600)	(180,359)	(582,136)	(813,086)
Total	$636,599	$210,003	$633,153	$787,644

	December 31,	December 31,
	2015	2014
Long-lived assets (property, plant and equipment and land use rights)
United States	$836	$1,114
China	134,185	165,997
Singapore	149	254
Other	10	88
Total	$135,180	$167,453

Net sales by geographic region based on the location of the customer is summarized below:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
United States	$288,498	$81,310	$65,964	$17,968
Mexico	—	—	—	8,489
Canada	1,440	413	5,688	1,965
China	146,719	53,589	357,170	580,804
Hong Kong	46,424	25,963	138,795	136,445
Japan	82,553	38,258	45,238	7,750
Taiwan	62,641	9,921	16,736	2,762
Other Asia-Pacific	8,180	486	1,630	25,398
Europe	31	4	21	5,301
Other	113	59	1,911	762
	$636,599	$210,003	$633,153	$787,644

Net sales to customers in Other Asia-Pacific noted above included Korea, Malaysia, the Philippines, Singapore and Vietnam. Net sales to customers in Europe included France, Germany, Hungary, the Netherlands and the United Kingdom.

7. Significant Concentrations

Customers

Net sales to the Company’s largest Original Equipment Manufacturer (“OEM”) customers, which accounted for more than 10% of the Company’s net sales, inclusive of net sales made to its designated subcontractors, are as follows:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Net sales
Apple Inc.	75%	76%	57%	75%
Beijing Xiaomi Technology Co., Ltd.	10%	12%	17%	3%

Net sales direct to the Company’s largest customers, exclusive of OEM subcontractor relationship, which accounted for more than 10% of the Company’s net sales, and accounts receivable from such customers are presented below. The customers consist principally of major electronic companies or electronics company subcontractors.

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Net sales
Customer—1	43%	38%	8%	0%
Customer—2	12%	15%	7%	1%

	December 31,	December 31,
	2015	2014
Accounts receivable
Customer—1	53%	35%
Customer—2	10%	9%

Industry

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Smartphones	73%	72%	71%	71%
Tablets	12%	18%	16%	21%
Consumer electronics	13%	6%	7%	7%
[1]	Includes wearables and connected home devices.

8. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases which expire at various dates through 2018. Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Year Ending December 31,	Future Minimum Lease Payments
2016	412
2017	421
2018	125
2019	—
2020 and beyond	—
Total	$958

Rental expense for the aforementioned operating leases was $456 and $186 for the fiscal year ended December 31, 2015 and the three months ended December 31, 2014, respectively. Rental expense for the aforementioned operating leases was $1,277 and $1,428 for the fiscal years ended September 30, 2014 and 2013, respectively.

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Commitments

As of December 31, 2015, the Company had outstanding purchase commitments to acquire capital assets and other materials and services of $9,922, which exclude amounts already recorded on the Consolidated Balance Sheets.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of MFC and MFLEX Chengdu’s after-tax profit, subject to certain cumulative limits. These restrictions on net income as of December 31, 2015 and 2014 were $18,326 and $20,170, respectively.

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

Stock Options

No stock options were granted during the fiscal year ended December 31, 2015, the three months ended December 31, 2014 or the fiscal years ended September 30, 2014 and 2013. No unearned compensation existed as of December 31, 2015 related to stock options. As of December 31, 2015, no stock options were outstanding. As of December 31, 2014, 15,000 stock options were outstanding and exercisable with a weighted-average exercise price of $20.81. During the fiscal year ended December 31, 2015, 15,000 stock options expired. The aggregate intrinsic value of stock options exercised was $0, $0, $177 and $278 for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, respectively.

Service and Performance-Based Restricted Stock Units

During the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, the Company granted service-based restricted stock units (“RSUs”) under the 2014 Plan and the 2004 Plan to certain employees (including executive officers) and directors at no cost to such individuals. Each RSU represents one hypothetical share of the Company’s common stock, without voting or dividend rights. The RSUs granted to employees generally vest over a period of three years with one-third vesting on each of the anniversary dates of the grant date. Total compensation cost related to RSUs is determined based on the fair value of the Company’s common stock on the date of grant and is amortized into expense over the vesting period using the straight-line method.

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

On October 22, 2014, the Company granted 289,417 performance-based RSUs (the “TSR PSUs”), which vest upon both market and performance conditions. The market condition was measured by determining the Company’s total shareholder return (“TSR”), rounded to the nearest whole number, for the three-year period beginning October 1, 2014 through December 31, 2017 versus the TSR of the Nasdaq Total Return Index (the “Index”) for the same period, using the calendar three-month average daily closing price of each on October 1, 2014 as compared to December 31, 2017. On October 22, 2014, the Company also granted 94,057 performance-based RSUs (the “Stock Price PSUs”) containing both market and performance conditions, whereby the market condition was measured by the increase in the stock price of the Company, using the previous 20 trading day average daily closing price of each on October 21, 2014 and December 31, 2015.

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

RSU activity for the fiscal year ended December 31, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2014	1,568,365	$9.43
Granted	63,780	21.80
Vested	(199,754)	15.31
Forfeited	(185,738)	9.35
Non-vested shares outstanding at December 31, 2015	1,246,653	$9.13

RSU details for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013 are summarized as follows:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Service-based RSUs granted	63,780	594,912	326,988	341,583
Performance-based RSUs granted	—	383,474	261,845	96,556
Weighted-average grant-date fair value of non-vested RSUs granted	$21.80	$7.55	$11.43	$17.03
Weighted-average fair value of RSUs vested	$15.31	$13.10	$19.28	$20.40
Aggregate intrinsic value of RSUs vested	$3,851	$1,161	$1,136	$9,458

Unearned compensation as of December 31, 2015 was $5,747 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.6 years.

Stock Appreciation Rights

No SSARs were granted during the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal year ended September 30, 2014. During the fiscal year ended September 30, 2013, the Administrator approved the grant of SSARs to be settled in Company common stock. These grants were made under the 2004 Plan to certain employees (including executive officers) at no cost to such individual. Each SSAR has a base appreciation amount that is equal to the closing price of a share of the Company’s common stock on each applicable grant date as reported on the NASDAQ Global Select Market. The SSARs granted to employees generally vest either over a period of three years with one-third vesting on each of the anniversary dates of the grant date or may vest completely on the third anniversary date of the grant date and have a contractual life of 10 years. The Company’s SSARs are treated as equity awards and are measured using the initial compensation element of the award at the time of grant and the expense is recognized over the requisite service period (the vesting period) with an exercise price equal to the stock price on the date of grant. Upon exercise, each SSAR will be settled in the Company’s common stock. Whole Company shares will be issued based on the percentage of share appreciation between the weighted-average price per share for all grant dates and the fair market value per share on the exercise date, multiplied by the number of SSARs units being exercised. Total compensation cost related to SSARs is recognized over the vesting period and is determined based on the whole number of shares issued multiplied by the grant date fair value.

SSARs activity for the fiscal year ended December 31, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
SSARs outstanding at December 31, 2014	695,673	$19.96
Granted	—	—
Exercised	(186,254)	17.99
Forfeited	—	—
Expired	(19,611)	26.25
SSARs outstanding at December 31, 2015	489,808	$20.45	$887	5.21
SSARs exercisable at December 31, 2015	489,808	$20.45	$887	5.21
SSARs vested at December 31, 2015	489,808	$20.45	$887	5.21

The aggregate intrinsic value of the SSARs exercised during the fiscal year ended December 31, 2015 was $971.

Change in Control

In connection with the stock acquisition made by UE of WBL during May 2013, the Company reviewed the 2004 Plan, and its Change in Control Plan dated January 18, 2012 (the “CiC Plan”), and determined that a “Change in Control,” as defined in the 2004 Plan and the CiC Plan, occurred as of May 23, 2013. As a result, the Company recorded stock-based compensation expense of $9,582 during the Company’s third fiscal quarter of 2013 related to the accelerated vesting of outstanding serviced-based RSUs and SSARs, as well as the conversion of performance-based RSUs to service-based RSUs for awards outstanding as of May 23, 2013. The expense consisted of the following:

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

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Consolidated Statements of Comprehensive Income for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
Cost of sales	$439	$99	$234	$377
Research and development	419	99	325	478
Sales and marketing	340	151	437	614
General and administrative	3,215	777	2,151	2,561
Stock-based compensation resulting from change in control	—	—	—	9,582
Total	$4,413	$1,126	$3,147	$13,612

The following table shows a summary of the stock-based compensation expense by award type recorded for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013:

	Fiscal Year Ended	Three Months Ended	Fiscal Years Ended September 30,
	December 31, 2015	December 31, 2014	2014	2013
RSUs	$4,413	$1,126	$3,147	$11,245
SSARs	—	—	—	2,367
Total	$4,413	$1,126	$3,147	$13,612

10. Transition Period Comparative Data

The following table presents certain financial information for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
		(unaudited)
Net sales	$210,003	$211,672
Gross profit	30,487	2,496
Income before income taxes	20,359	(7,827)
Provision for income taxes	4,384	1,452
Net income (loss)	$15,975	$(9,279)
Net income (loss) per share:
Basic	$0.66	$(0.39)
Diluted	$0.65	$(0.39)
Shares used in computing net income (loss) per share:
Basic	24,267,567	24,083,932
Diluted	24,624,368	24,083,932

11. Impairment and Restructuring

Fiscal Years 2014 and 2015 Impairment and Restructuring

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

The Company’s manufacturing facility in Chengdu, China ceased operations and met the criteria to be classified as assets held for sale per the relevant authoritative FASB guidance as of March 31, 2014. As of September 30, 2015, the Company’s intent continued to be to sell the facility, but the time of completion of a sale could not be estimated at that time. Therefore, the asset no longer met the held for sale classification criteria under the relevant FASB authoritative guidance. As a result, the Company reclassified this facility as property, plant and equipment and remeasured it at its estimated fair value as of September 30, 2015 (the reclassification date), recording a gain of $561 in impairment and restructuring during the fiscal year ended December 31, 2015.

In addition, machinery and equipment at the Chengdu location and certain machinery and equipment and other fixed assets located at facilities in Suzhou, China ceased use and met the held for sale criteria as of March 31, 2014. Furthermore, one of the Company’s satellite manufacturing facilities, in Suzhou, China, certain machinery and equipment and other property, plant and equipment located at facilities in Suzhou, China ceased use and met the held for sale criteria as of September 30, 2014. During the three months ended March 31, 2015, the Company completed the sale of a satellite facility in Suzhou, China, which resulted in a gain of $1,101.

In connection with the Restructuring, the Company recorded the following impairment and restructuring (recoveries) expenses for the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal year ended September 30, 2014:

	Fiscal Year Ended December 31, 2015	Three Months Ended December 31, 2014	Fiscal Year Ended September 30, 2014
Asset (recoveries) impairments, net	$(960)	$(1,816)	$18,241
Gain on sale of a satellite facility	(1,101)	—	—
One-time termination benefits	—	701	9,699
Other costs	304	719	5,999
Impairment and restructuring	$(1,757)	$(396)	$33,939

The following table reflects the movement activity of the restructuring reserve:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2014	$542	$(3)	$5,171	$5,710
Restructuring additions	13	—	358	371
Adjustment/foreign exchange effect	(181)	3	(466)	(644)
Amount paid	(374)	—	(2,109)	(2,483)
Accrued at December 31, 2015	$—	$—	$2,954	$2,954

Fiscal Year 2013 Impairment

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

12. Subsequent Events

On February 4, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Suzhou Dongshan Precision Manufacturing Co., Ltd., a company organized under the laws of the People’s Republic of China (“DSBJ”), and Dragon Electronix Merger Sub Inc., a Delaware corporation and indirect wholly owned subsidiary of DSBJ (“Merger Sub”), under which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and indirect subsidiary of DSBJ. The Merger Agreement has been unanimously approved by the Company’s Board of Directors.

Under the terms of the Merger Agreement, the Company’s stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction. The proposed transaction values the Company’s equity at approximately $610,000, on a fully diluted basis. Consummation of the Merger is expected to occur in the third quarter of 2016 and is subject to approval by the Company’s stockholders and DSBJ’s stockholders, certain regulatory approvals and other closing conditions.

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

	For the Quarters Ended (in thousands, except per share data)
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net sales	$169,045	$165,690	$152,765	$149,099	$210,003	$172,884	$130,804	$117,793
Cost of sales	149,144	143,146	134,193	130,060	179,516	155,340	138,023	130,765
Gross profit (loss)	19,901	22,544	18,572	19,039	30,487	17,544	(7,219)	(12,972)
Operating expenses:
Research and development	1,204	1,258	1,226	1,374	1,397	1,270	1,720	1,496
Sales and marketing	3,266	3,509	3,976	3,967	4,819	4,207	4,547	4,353
General and administrative	4,848	4,857	4,640	5,492	4,675	4,281	4,163	3,634
Impairment and restructuring	51	(485)	(143)	(1,180)	(396)	780	8,361	24,798
Total operating expenses	9,369	9,139	9,699	9,653	10,495	10,538	18,791	34,281
Operating income (loss)	10,532	13,405	8,873	9,386	19,992	7,006	(26,010)	(47,253)
Other income (expense), net:
Interest income	457	490	421	354	239	400	170	246
Interest expense	(85)	(97)	(94)	(91)	(71)	(139)	(19)	(217)
Other income (expense), net	1,345	1,874	1,146	938	199	375	711	116
Income (loss) before income taxes	12,249	15,672	10,346	10,587	20,359	7,642	(25,148)	(47,108)
Provision for (benefit from) income taxes	1,827	1,983	(1,529)	1,491	4,384	1,719	3,612	5,308
Net income (loss)	$10,422	$13,689	$11,875	$9,096	$15,975	$5,923	$(28,760)	$(52,416)
Net income (loss) per share:
Basic	$0.43	$0.56	$0.49	$0.37	$0.66	$0.25	$(1.19)	$(2.18)
Diluted	$0.41	$0.54	$0.47	$0.36	$0.65	$0.24	$(1.19)	$(2.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on this assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item (with respect to our directors) will be contained in the section called “Election of Directors” in our definitive proxy statement to be filed with the SEC within 120 days of the end of fiscal year ended December 31, 2015 (our “2016 Proxy Statement”), and is incorporated herein by reference. Certain information regarding our executive officers required by this item is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Sam Yau (Chairperson), 67 years of age, Philippe Lemaitre, 66 years of age, James McCluney, 64 years of age, and Donald Schwanz, 71 years of age. All of such members meet the independence standards established by NASDAQ and the requirements under Section 10A of the Exchange Act for serving on an audit committee. Furthermore, our board of directors has determined that all of Messrs. Yau, Lemaitre, McCluney and Schwanz qualify as “audit committee financial experts” for audit committee member purposes within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2016 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Director Compensation—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding equity compensation plans and security ownership of certain beneficial owners and management will be contained in the sections called “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions will be contained under the caption “Certain Relationships and Related Transactions” in our 2016 Proxy Statement, and is incorporated herein by reference. The information required by this item regarding director independence will be contained under the caption “Election of Directors” in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2016 Proxy Statement and is incorporated herein by reference.

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

(c) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

MULTI-FINELINE ELECTRONIX, INC.

SCHEDULE II—

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Accounts Receivable Allowance and Bad Debt Reserves	Balance at Beginning of Period	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Period
Fiscal Year ended December 31, 2015	$3,126	$2,211	$(4,421)	$916
Three Months Ended December 31, 2014	$3,983	$3,363	$(4,220)	$3,126
Fiscal Year Ended September 30, 2014	$4,281	$10,817	$(11,115)	$3,983
Fiscal Year Ended September 30, 2013	$2,254	$16,567	$(14,540)	$4,281

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Operations	Deductions (Write-offs)	Balance at End of Period
Fiscal Year ended December 31, 2015	$41,394	$—	$(2,586)	$38,808
Three Months Ended December 31, 2014	$42,611	$321	$(1,538)	$41,394
Fiscal Year Ended September 30, 2014	$22,536	$20,224	$(149)	$42,611
Fiscal Year Ended September 30, 2013	$12,334	$10,926	$(724)	$22,536

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc. a Delaware Corporation

Date: February 11, 2016	By:	/S/ REZA MESHGIN
Reza Meshgin
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Meshgin and Thomas Kampfer, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman of the Board of Directors	February 11, 2016

/S/ REZA MESHGIN Reza Meshgin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2016

/S/ THOMAS KAMPFER Thomas Kampfer	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 11, 2016

/S/ LINDA LIM, PH.D. Linda Lim, Ph.D.	Director	February 11, 2016

/S/ JAMES M. MCCLUNEY James M. McCluney	Director	February 11, 2016

/S/ DONALD SCHWANZ Donald Schwanz	Director	February 11, 2016

/S/ ROY CHEE KEONG TAN Roy Chee Keong Tan	Director	February 11, 2016

/S/ SAM YAU Sam Yau	Director	February 11, 2016

MULTI-FINELINE ELECTRONIX, INC.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger Among Multi-Fineline Electronix, Inc., Suzhou Dongshan Precision Manufacturing Co., Ltd., and Dragon Electronix Merger Sub Inc.		8-K	000-50812	2/4/2016

3.2	Restated Certificate of Incorporation of the Company.		S-1	333-114510	6/3/2004

3.4	Second Amended and Restated Bylaws of the Company.		8-K	000-50812	12/8/2009

3.5	Amendment to Second Amended and Restated Bylaws of the Company.		8-K	000-50812	2/4/2016

4.1	Form of Common Stock Certificate.		S-1	333-114510	4/15/2004

4.2	Registration Rights Agreement dated November 30, 2012 among Multi-Fineline Electronix, Inc., Wearnes Technology (Private) Limited, United Wearnes Technology Pte Ltd, and WBL Corporation Limited.		8-K (Exhibit 4.1)	000-50812	12/3/2012

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

			8-K	000-50812	1/19/2012

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.80	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.81	Facility Offer Letter between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 23, 2012.		8-K	000-50812	3/27/2012

10.82#	Amended and Restated Master Development and Supply Agreement by and between Apple Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.84	Line of Credit Agreement between MFLEX Chengdu Co., Ltd. and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.85	Facility Offer Letter between MFLEX Chengdu Co., Ltd, and Bank of China Co., Ltd. Chengdu Development West Zone Sub-Branch dated March 1, 2013.		8-K	000-50812	3/7/2013

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014
10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

10.94*	Employment Offer Letter with Thomas Kampfer dated May 21, 2015.		10-Q	000-50812	8/5/2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
21.1	List of Subsidiaries of Registrant.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1	Power of Attorney (included on the signature page hereto).	X

31.1	Section 302 Certification by the Company’s chief executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s chief executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.