Form 10-Q
period 2016-03-31
MULTI FINELINE ELECTRONIX INC
filed 2016-05-05
CIK 830916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2016 was 24,634,437.

Multi-Fineline Electronix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$205,744	$214,234
Accounts receivable, net of allowances of $745 and $916 at March 31, 2016 and December 31, 2015, respectively	61,059	80,142
Inventories	51,782	56,455
Income tax receivable	143	225
Other current assets	4,671	5,439
Total current assets	323,399	356,495
Property, plant and equipment, net	127,799	131,987
Land use rights	3,190	3,193
Deferred taxes	8,812	8,798
Other assets	810	987
Total assets	$464,010	$501,460
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$81,198	$106,902
Other current liabilities	21,605	22,920
Income taxes payable	2,093	3,124
Total current liabilities	104,896	132,946
Other long-term liabilities	7,440	7,432
Total liabilities	112,336	140,378
Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 and 5,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 0 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 24,633,425 and 24,460,997 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid in capital	96,257	97,124
Retained earnings	219,435	229,181
Accumulated other comprehensive income	35,980	34,775
Total stockholders' equity	351,674	361,082
Total liabilities and stockholders' equity	$464,010	$501,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Share and Per Share Data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$101,246	$149,099
Cost of sales	99,579	130,060
Gross profit	1,667	19,039
Operating expenses:
Research and development	1,169	1,374
Sales and marketing	3,094	3,967
General and administrative	6,532	5,492
Impairment and restructuring	(5)	(1,180)
Total operating expenses	10,790	9,653
Operating (loss) income	(9,123)	9,386
Other income and expense:
Interest income	440	354
Interest expense	(88)	(91)
Other income (expense), net	(719)	938
(Loss) income before taxes	(9,490)	10,587
Provision for income taxes	256	1,491
Net (loss) income	(9,746)	9,096

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,205	(987)
Total comprehensive net (loss) income	$(8,541)	$8,109

Net (loss) income per share:
Basic	$(0.40)	$0.37
Diluted	$(0.40)	$0.36
Shares used in computing net (loss) income per share:
Basic	24,609,764	24,318,019
Diluted	24,609,764	25,100,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTI-FINELINE ELECTRONIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(9,746)	$9,096
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,838	11,474
Deferred taxes	32	(25)
Stock-based compensation expense	1,036	1,220
Asset impairments (recoveries)	(6)	(284)
Loss (gain) on disposal of equipment and assets held for sale	239	(1,096)
Changes in operating assets and liabilities:
Accounts receivable	19,035	45,230
Inventories	5,389	14,370
Other current assets	930	2,940
Other assets	180	(67)
Accounts payable	(25,246)	(41,164)
Other current liabilities	(1,598)	(19,953)
Income taxes payable	(718)	(83)
Other liabilities	(6)	(1,487)
Net cash (used in) provided by operating activities	(641)	20,171
Cash flows from investing activities
Purchases of property and equipment	(6,106)	(3,890)
Proceeds from sale of equipment and assets held for sale	52	6,719
Net cash (used in) provided by investing activities	(6,054)	2,829
Cash flows from financing activities
Tax withholdings for net share settlement of equity awards	(1,904)	(78)
Net cash used in financing activities	(1,904)	(78)
Effect of exchange rate changes on cash	109	89
Net change in cash	(8,490)	23,011
Cash and cash equivalents at beginning of period	214,234	132,382
Cash and cash equivalents at end of period	$205,744	$155,393
Non-cash investing activities
Purchases of property and equipment	$5,463	$1,331

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

United Engineers Limited (“UEL”) and its wholly owned subsidiary, UE Centennial Venture Pte. Ltd (“UECV”, and together with UEL, “UE”), through its affiliates and subsidiaries, beneficially owned approximately 60% and 61% of the Company’s outstanding common stock as of March 31, 2016 and December 31, 2015, respectively. This beneficial ownership of the Company’s common stock by UE provides these entities with control over the outcome of stockholder votes at the Company, except with respect to certain related-party transactions with UE or its subsidiaries, including WBL Corporation Limited (“WBL”), which require a separate vote of the non-UE stockholders.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the periods indicated. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Unless otherwise indicated, the financial information in these notes is presented in thousands (except per share amounts).

Proposed Acquisition by DSBJ

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

Under the terms of the Merger Agreement, the Company’s stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction. The proposed transaction values the Company’s equity at approximately $610,000 on a fully diluted basis. Consummation of the Merger is subject to approval by the Company’s stockholders and DSBJ’s stockholders, certain regulatory approvals and other closing conditions and is expected to occur in the third quarter of 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance that requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The revised guidance is effective for annual periods beginning after December 15, 2017 (January 2018 for the Company), including interim periods within that reporting period. The Company is currently evaluating the impact of its pending adoption of this guidance on its financial position, results of operations and cash flows.

In February 2016, the FASB issued revised authoritative guidance that aims to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The guidance is effective for annual periods beginning after December 15, 2018 (January 2019 for the Company), including interim periods within those annual periods. The Company is currently evaluating the impact of its pending adoption of this new guidance on its financial position, results of operations and cash flows.

In March 2016, the FASB issued authoritative guidance that aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 (January 2017 for the Company), and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of its pending adoption of this new guidance on its financial position, results of operations and cash flows.

Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities approximated fair value due to their short maturities. For recognition purposes, on a recurring basis, the Company’s assets and liabilities related to money market funds are measured at fair value at the end of each reporting period. The fair value of the Company’s money market funds was measured using Level 1 fair value inputs, which consisted of quoted market prices in active markets for identical assets and liabilities.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements as defined under the FASB authoritative accounting guidance were as follows:

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of March 31, 2016
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,014	$—	$—
	$5,014	$—	$—

	Fair Value Measurements of Assets and Liabilities on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3
Money market funds (cash and cash equivalents)	$5,009	$—	$—
	$5,009	$—	$—

Inventories

Inventories, net of applicable write-downs, were composed of the following:

	March 31, 2016	December 31, 2015
Raw materials and supplies	$6,629	$9,684
Work-in-progress	13,163	15,340
Finished goods	31,990	31,431
	$51,782	$56,455

Property, Plant and Equipment

Property, plant and equipment, net, were composed of the following:

	March 31, 2016	December 31, 2015
Building	$51,685	$51,427
Machinery and equipment	319,817	321,600
Computers and capitalized software	15,019	14,295
Building and leasehold improvements	2,756	2,748
Construction-in-progress	4,008	318
	$393,285	$390,388
Accumulated depreciation and amortization	(265,486)	(258,401)
	$127,799	$131,987

Other Current Liabilities

Other current liabilities were composed of the following:

	March 31, 2016	December 31, 2015
Wages and compensation	$9,539	$12,843
Restructuring expenses¹	2,915	2,954
Other accrued expenses	9,151	7,123
	$21,605	$22,920
[1]	Refer to Note 7 for further information on the Company’s impairment and restructuring activities during the three months ended March 31, 2016.

Product Warranty Accrual

Changes in the product warranty accrual for the three months ended March 31, 2016 and 2015 were as follows:

	Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at March 31
2016	$533	(419)	434	$548
2015	$1,013	(464)	256	$805

Net Income Per Share—Basic and Diluted

The following table presents a reconciliation of basic and diluted shares for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic weighted-average number of common shares outstanding	24,609,764	24,318,019
Dilutive effect of potential common shares	—	782,762
Diluted weighted-average number of common and potential common shares outstanding	24,609,764	25,100,781
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	882,957	637,105

Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. Other than as described, management does not believe the outcome of any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 29, 2016, a class action lawsuit was filed by a purported stockholder in the United States District Court in the Central District of California challenging the proposed Merger with DSBJ. The lawsuit alleges that the individual members of the Company’s Board of Directors (the “MFLEX Board”) breached their fiduciary duties to the Company’s stockholders by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies, MFLEX, DSBJ and Merger Sub, aided and abetted such alleged breaches. The plaintiff in the action seeks, among other things, an order enjoining the Merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. Although it is not possible to predict the outcome of this litigation matter with certainty, MFLEX and the MFLEX Board believe that the claims asserted in this lawsuit are without merit and intend to vigorously defend against these claims. In view of our indemnification obligation to our directors, we are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

Other Commitments

The Company has outstanding purchase and other commitments, which exclude amounts already recorded on the Condensed Consolidated Balance Sheets. The outstanding purchase commitments to acquire capital assets and other materials and services totaled $12,316 and $9,922 as of March 31, 2016 and December 31, 2015, respectively.

Pursuant to the laws applicable to the People’s Republic of China’s Foreign Investment Enterprises, the Company’s two active wholly owned subsidiaries in China, MFC and MFLEX Chengdu, are restricted from paying cash dividends on 10% of after-tax statutory profit, subject to certain cumulative limits. These restrictions as of March 31, 2016 and December 31, 2015 were $18,418 and $18,326, respectively.

Significant Concentrations

The Company’s net sales into its largest industry sectors, as a percentage of total net sales, are presented below:

	Three Months Ended March 31,
	2016	2015
Smartphones	64%	75%
Tablets	24%	15%
Consumer electronics[1]	10%	9%
[1]	Includes wearables and connected home devices.

3. Lines of Credit

During August 2014, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Loan and Security Agreement with certain financial institutions, as lenders, and Bank of America, N.A. (“BA”), as agent, providing for a senior revolving credit facility in an amount up to $30,000. The credit facility has a three-year term, and availability under the credit facility is calculated based on a formula which takes into account multiple factors, including the accounts receivable of borrower, the geographic location of borrower’s customer, and whether the customer’s receivable is insured by a third party. Amounts outstanding will bear interest at either: (1) a rate equal to LIBOR or SIBOR, plus an applicable margin, which ranges from 175 to 275 basis points, or (2) a defined base rate plus an applicable margin ranging from 75 to 275 basis points. In either case, the applicable margin is based on the fixed charge coverage ratio of the Company and its subsidiaries, measured on a consolidated basis. Refer to Note 8 for further discussion.

During July 2013, MFC entered into a Line of General Credit Agreement (the “MFC Credit Line”) with Agricultural Bank of China, Suzhou Wuzhong Sub-branch (“ABC”), providing for a line of credit to MFC in an amount of 200,000 Chinese Renminbi (“RMB”) ($30,954 at March 31, 2016). The MFC Credit Line will mature on July 30, 2016. The Company is in the process of renewing this line of credit.

During May 2013, MFC entered into a Line of Credit Agreement (the “CCB Credit Line”) with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($46,431 at March 31, 2016). The CCB Credit Line will mature on May 5, 2016. Refer to Note 8 for further discussion.

A summary of the lines of credit is as follows:

	Amounts Available at		Amounts Outstanding at
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Line of credit (BA)	$30,000	$30,000	$—	$—
Line of credit (ABC)	30,954	30,800	—	—
Line of credit (CCB)	46,431	46,199	—	—
	$107,385	$106,999	$—	$—

As of March 31, 2016, the Company was in compliance with all applicable financial covenants.

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

Net sales by geographic segment is as follows:

	Three Months Ended March 31,
	2016	2015
Net sales
United States	$2,056	$3,237
China	103,068	123,836
Singapore	96,447	141,889
Other	—	517
Eliminations	(100,325)	(120,380)
Total	$101,246	$149,099

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

RSU activity for the three months ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted -Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2015	1,246,653	$9.13
Granted	—	—
Vested	(276,477)	8.68
Canceled	(4,800)	12.05
Non-vested shares outstanding at March 31, 2016	965,376	$9.25

RSU details for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Service-based RSUs granted	—	24,780
Stock-based compensation expense recognized	$1,036	$1,220
Weighted-average grant-date fair value of non-vested RSUs granted	$—	$19.82
Weighted-average grant-date fair value of RSUs vested	$8.68	$13.81
Aggregate intrinsic value of RSUs vested	$5,122	$752

Unearned compensation as of March 31, 2016 was $4,770 related to non-vested RSUs, which will be recognized into expense over the weighted-average remaining contractual life of the non-vested RSUs of 1.2 years.

Stock-Based Compensation Expense Summary

The following table shows a summary of the stock-based compensation expense by expense type included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cost of sales	$99	$103
Research and development	105	101
Sales and marketing	66	163
General and administrative	766	853
Total	$1,036	$1,220

6. Income Taxes

As of March 31, 2016, the Company recorded a liability for income taxes associated with uncertain tax positions of $13,834, of which $5,832, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2015, the total liability for income taxes associated with uncertain tax positions was $13,835, of which $5,832, if recognized, would favorably affect the Company’s effective tax rate. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of the statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, other than the statute of limitation expiration, a current estimate of the range of changes that may occur within the next 12 months cannot be made.

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

7. Impairment and Restructuring

The Company recorded the following impairment and restructuring (recoveries) expenses during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Asset recoveries	$(6)	$(284)
Gain on sale of a satellite facility	—	(1,101)
One-time termination benefits	—	13
Other costs	1	192
Impairment and restructuring	$(5)	$(1,180)

Restructuring Reserve Activity

The following table reflects the movement activity of the restructuring reserve for the three months ended March 31, 2016:

	One-Time Termination Benefits	Contract Termination Costs	Other Costs	Total Accrued Restructuring
Accrued at December 31, 2015	$—	$—	$2,954	$2,954
Restructuring additions	—	—	1	1
Adjustment/foreign exchange effect	—	—	14	14
Amount paid	—	—	(54)	(54)
Accrued at March 31, 2016	$—	$—	$2,915	$2,915

8. Subsequent Events

In anticipation of the closing of the Merger, on May 2, 2016, the Company, as guarantor, and MFLEX Singapore, as borrower, entered into a Second Amendment to Loan and Security Agreement (“Second Amendment”) with certain financial institutions, as lenders, and Bank of America, N.A., as agent. The Second Amendment amended the Loan and Security Agreement to, among other items, consent to the change of control of the Company which will result from the Merger Agreement and to amend the covenant relating to a future change of control to reflect DSBJ as the indirect parent of the Company.

The foregoing description is qualified in its entirety by reference to the Second Amendment to Loan and Security Agreement, filed as Exhibit 10.95 to this Form 10-Q.

On May 4, 2016, MFC entered into a credit line agreement with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($46,431 at March 31, 2016). The CCB credit line agreement is effective May 6, 2016 and will mature on May 7, 2017. Interest on the credit line agreement for U.S. dollar lending will be negotiated and determined by both parties based on the lending cost in the market for U.S. dollar transactions on the day the loan is made. For RMB lending, the interest rate is based on the current rate set by the People’s Bank of China at the time of borrowing.

The foregoing description is qualified in its entirety by reference to the Credit Line Contract and Facility Offer Letter, filed as Exhibits 10.96 and 10.97, respectively, to this Form 10-Q.

As of May 5, 2016, no amounts were outstanding under our loan agreements with Bank of America or CCB.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to any statements regarding our ability to successfully complete our proposed merger transaction with Suzhou Dongshan Precision Manufacturing Co., Ltd., our expectations regarding our revenues, sales, sales growth, net income and losses, inventory levels, production build plans, restructuring and reorganization efforts and related charges, operating expenses, research and development expenses, earnings, operations, gross margins, including without limitation, our targeted gross margin range, achievement of margins within or outside of such range and factors that could affect gross margins, yields, anticipated cash needs and uses of cash, credit lines, including compliance with covenants and usage of such lines, capital requirements and capital expenditures, payment terms, expected tax rates, results of audits of us in China and the United States, needs for additional financing, use of working capital, the benefits and risks of our China operations, the impact of environmental regulations, anticipated growth strategies, ability to attract customers and diversify our customer base, our sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, trends regarding the use of flex and assemblies in smartphones, tablets and other consumer electronic devices, the adequacy of our facilities, capability, capacity and equipment, the impact of economic and industry conditions on our customers and our business, current and upcoming programs and product mix and the learning curves associated with our programs, market opportunities, customer demand, our competitive position, labor issues in the jurisdictions in which we operate, the commercial success of our customers and their products, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “aim,” “potential,” “plan,” or similar words. For all of the foregoing forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to maintain the cost savings realized by our recent restructuring, the impact of changes in demand for our products, our success with new and current customers, our ability to be competitive in terms of price, technology, capability and manufacturing, our ability to maintain or grow our market share, our ability to diversify our customer base and market segments, the success of our customers and their products in the marketplace, our effectiveness in managing manufacturing processes, inventory levels and costs of our operations, the degree to which we are able to utilize available manufacturing capacity, achieve expected yields and obtain expected gross margins, the impact of competition, the economy and technological advances, and the other risks set forth below under “Part II, Item 1A – Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Under the terms of the Merger Agreement, our stockholders will receive $23.95 in cash for each share of common stock held at the close of the transaction. The proposed transaction values our equity at approximately $610.0 million on a fully diluted basis. Consummation of the Merger is subject to approval by our stockholders and DSBJ’s stockholders, certain regulatory approvals and other closing conditions and is expected to occur in the third quarter of 2016.

Additional information about the Merger and the terms of the Merger Agreement can be found in our definitive proxy on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on April 28, 2016, our Annual Report on Form 10-K filed with the SEC on February 11, 2016 and in the Current Report on Form 8-K filed by us under Item 1.01 of that Form 8-K on February 4, 2016, including the full text of the Merger Agreement filed as Annex A to the proxy and Exhibit 2.1 to that Form 8-K. Our stockholders are urged to read all relevant documents filed with the SEC because they contain important information about the proposed transaction. Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, www.sec.gov, or for free from us by contacting (949) 453-6800 or through the investor relations section of our website (www.mflex.com).

 Business Overview

We are a global provider of high-quality, technologically advanced flexible printed circuits and value-added component assembly solutions to the electronics industry. We believe that we are one of a limited number of manufacturers that provide a seamless, integrated flexible printed circuit and assembly solution from design and application engineering and prototyping through high-volume fabrication, component assembly and testing. We target our solutions within the electronics market and, in particular, our solutions enable our customers to achieve a desired size, shape, weight or functionality of the device. Current examples of applications for our products include smartphones, tablets, computer/data storage, wearables, connected home devices, portable bar code scanners, personal computers, medical and automotive industry applications and other consumer electronic devices. We provide our solutions to original equipment manufacturers (“OEMs”) such as Apple Inc., and to electronic manufacturing services (“EMS”) providers such as Foxconn Electronics, Inc. Our business model, and the way we approach the markets which we serve, is based on value added engineering and providing technology solutions to our customers facilitating the miniaturization of portable electronics. We currently rely on a core mobility end-market for nearly all of our net sales. We believe this dynamic market offers fewer, but larger, opportunities than other electronic markets do, and changes in market leadership can occur with little to no warning. Through early supplier involvement with customers, we look to assist in the development of new designs and processes for the manufacturing of their products and, through value added assembly of components on flex, seek to provide a higher level of product within their supply chain structure. This approach may or may not always fit with the operating practices of all OEMs. Our ability to add to our customer base may have a direct impact on the relative percentage of each customer’s net sales to total net sales during any reporting period.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on page 28 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our consolidated statements of (loss) income data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	98.4	87.2
Gross profit	1.6	12.8
Operating expenses:
Research and development	1.2	0.9
Sales and marketing	3.1	2.7
General and administrative	6.5	3.7
Impairment and restructuring	—	(0.8)
Total operating expenses	10.8	6.5
Operating (loss) income	(9.2)	6.3
Other income and expense:
Interest income	0.4	0.2
Interest expense	(0.1)	(0.1)
Other income (expense), net	(0.7)	0.6
(Loss) income before taxes	(9.6)	7.0
Provision for income taxes	0.3	1.0
Net (loss) income	(9.9)%	6.0%

Net Sales. Net sales decreased to $101.2 million for the three months ended March 31, 2016, from $149.1 million for the three months ended March 31, 2015. The decrease of $47.9 million, or 32.1%, was primarily due to decreased net sales into our smartphones and consumer electronics sectors, partially offset by increased sales into our tablets sector, as further quantified below. Net sales to our largest customer accounted for 80% of our total net sales and decreased $16.0 million to $81.3 million for the three months ended March 31, 2016, primarily the result of lower production volumes from certain smartphone programs. Net sales to a China-based customer decreased $20.5 million for the three months ended March 31, 2016 as a result of programs reaching the end of their product life cycle, as well as decreased net sales to a U.S.-based customer of $9.1 million.

Net sales into our smartphones sector decreased to $64.6 million for the three months ended March 31, 2016, from $112.3 million for the three months ended March 31, 2015. The decrease of $47.7 million in net sales into the smartphones sector was due primarily to decreased net sales to a major customer of $21.1 million, decreased net sales to a China-based customer of $20.5 million and decreased net sales to a Korea-based customer of $3.3 million, primarily due to softness in the smartphone market. For the three months ended March 31, 2016 and 2015, our smartphones sector accounted for approximately 64% and 75% of total net sales, respectively.

Net sales into our consumer electronics sector (which includes wearables and connected home devices) decreased to $10.0 million for the three months ended March 31, 2016, from $13.2 million for the three months ended March 31, 2015. The decrease of $3.2 million in net sales into the consumer electronics sector was due primarily to decreased sales to a major customer in this sector, particularly in the wearables category. For the three months ended March 31, 2016 and 2015, our consumer electronics sector accounted for approximately 10% and 9% of total net sales, respectively.

Net sales into our tablets sector increased to $23.8 million for the three months ended March 31, 2016, from $22.0 million for the three months ended March 31, 2015. The increase of $1.8 million in net sales into the tablets sector was due primarily to increased sales volumes to a major customer in this sector of approximately $10.5 million, partially offset by decreased sales volumes to a U.S.-based customer in this sector of approximately $8.9 million. For the three months ended March 31, 2016 and 2015, our tablets sector accounted for approximately 24% and 15% of total net sales, respectively.

Gross Margin. Gross margin decreased to 1.6% for the three months ended March 31, 2016 from 12.8% for the three months ended March 31, 2015. The decline was primarily due to lower overhead absorption (approximately 940 basis points impact) and direct labor efficiencies (approximately 160 basis points impact) as a result of the reduced net sales level. Gross profit was $1.7 million for the three months ended March 31, 2016 as compared to $19.0 million for the three months ended March 31, 2015.

Research and Development. Research and development expense decreased by $0.2 million to $1.2 million for the three months ended March 31, 2016, from $1.4 million in the comparable period of the prior year. As a percentage of net sales, research and development expense increased to 1.2% from 0.9% in the comparable period of the prior year.

Sales and Marketing. Sales and marketing expense decreased by $0.9 million to $3.1 million for the three months ended March 31, 2016, from $4.0 million in the comparable period of the prior year. The decrease is primarily due to reduced variable spending and commissions as a result of the lower net sales level. As a percentage of net sales, sales and marketing expense increased to 3.1% from 2.7% in the comparable period of the prior year.

General and Administrative. General and administrative expense increased by $1.0 million to $6.5 million for the three months ended March 31, 2016, from $5.5 million in the comparable period of the prior year. This increase was primarily due to increased merger and acquisition-related expenses of $1.3 million, partially offset by reduced variable spending due to the lower net sales level in the quarter. As a percentage of net sales, general and administrative expense increased to 6.5% from 3.7% in the comparable period of the prior year.

Impairment and Restructuring. During the three months ended March 31, 2016, we recorded impairment and restructuring of less than $(0.1) million. Refer to Note 7 “Impairment and Restructuring” in the Notes to Consolidated Financial Statements for further details. During the three months ended March 31, 2015, we recorded impairment and restructuring of $(1.2) million primarily due to a gain of $1.1 million on the sale of a satellite facility in Suzhou, China.

Other Income (Expense), Net. Other expense, net totaled $0.7 million for the three months ended March 31, 2016, as compared to other income, net of $0.9 million for the three months ended March 31, 2015. This was primarily the result of foreign exchange due to the movement of the U.S. dollar versus the RMB and other foreign currencies.

Income Taxes. The effective tax rate for the three months ended March 31, 2016 and 2015 was (3)% and 14%, respectively. The variance in our effective tax rate is primarily the net result of our income and tax expense distribution by region. We expect future tax rates to vary if current tax regulations change.

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

Our cash balances are held in numerous locations throughout the world. As of March 31, 2016, our cash held outside of the United States totaled $164.8 million, a majority of which may be brought back to the United States without significant tax implications by settling intercompany balances, if needed. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next year, without the need to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $142.4 million as of March 31, 2016. Those earnings are considered to be permanently reinvested due to certain restrictions under local laws as well as our plans to reinvest such earnings for future expansion in certain foreign jurisdictions.

Changes in the principal components of operating cash flows during the three months ended March 31, 2016 were as follows:

•

Net cash used in operating activities for the three months ended March 31, 2016 was $0.6 million versus $20.2 million of net cash provided by operating activities for the comparable period of the prior year, primarily due to net loss of $9.7 million for the three months ended March 31, 2016, versus net income of $9.1 million for the comparable period of the prior year.

•

Our net accounts receivable balance decreased to $61.1 million as of March 31, 2016 from $80.1 million as of December 31, 2015, a decrease of 23.7%, due to seasonality of net sales. Days sales outstanding on a quarterly basis increased to 54 days at March 31, 2016 from 43 days at December 31, 2015. Our inventory balance decreased to $51.8 million as of March 31, 2016 from $56.5 million as of December 31, 2015, a decrease of 8.3%, as a result of the timing of program ramps. Days in inventory on a quarterly basis increased to 47 days at March 31, 2016 from 34 days at December 31, 2015, as a result of lower sales volumes. Our accounts payable balance decreased to $81.2 million as of March 31, 2016 from $106.9 million as of December 31, 2015, which is a decrease of 24.0%, due to the timing of program ramps. Days payable on a quarterly basis increased to 73 days at March 31, 2016 from 65 days at December 31, 2015.

•

We had a loss of $0.2 million on disposal of equipment and assets held for sale during the three months ended March 31, 2016, versus a gain of $1.1 million on disposal of equipment and assets held for sale and impairment recoveries of $0.3 million for the comparable period of the prior year.

•

Depreciation and amortization expense was $9.8 million for three months ended March 31, 2016, versus $11.5 million for the comparable period of the prior year, primarily due to decreased capital expenditures and disposals of fixed assets in the prior year.

Our principal investing and financing activities during the three months ended March 31, 2016 were as follows:

•

Net cash used in investing activities was $6.1 million for the three months ended March 31, 2016 and consisted of cash purchases of capital equipment and other assets of $6.1 million, partially offset by proceeds of less than $0.1 million from sale of equipment.

•

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2016 and consisted of tax withholdings for net share settlements of equity awards to employees. Our loans payable and borrowings outstanding against credit facilities were zero at March 31, 2016 and December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss arising from adverse changes in liquidity, market rates and foreign exchange rates. At March 31, 2016, no amounts were outstanding under our loan agreements with Bank of America, Agricultural Bank of China or China Construction Bank. The amounts outstanding under these loan agreements at any time may fluctuate and we may, from time to time, be subject to refinancing risk. We do not believe that a change of 100 basis points in interest would have a material effect on our results of operations or financial condition based on our current borrowing level. There have been no material changes in our market risks during the three months ended March 31, 2016.

Foreign Currency Risk

We derive a substantial portion of our sales outside of the United States. Approximately $97.9 million, or 97%, of total shipments to these foreign manufacturers during the three months ended March 31, 2016 were made in U.S. dollars with the remaining balance of our net sales denominated primarily in RMB. We currently have a significant portion of our expenses, more specifically cost of sales, denominated in RMB, whereby a significant appreciation or depreciation in the RMB could materially affect our reported expenses in U.S. dollars. The exchange rate for the RMB to the U.S. dollar has been an average of 6.53 RMB per U.S. dollar for the three months ended March 31, 2016. To date, we attempt to manage our working capital in a manner to minimize foreign currency exposure and from time to time, we may engage in currency hedging activities through use of forward contracts but such activities may not be able to limit the risks of currency fluctuations. We continue to be vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar.

Liquidity Risk

With a strong cash position and no debt, we believe our anticipated cash flows from operations are sufficient to fund our operations, including capital expenditure requirements, through at least the next 12 months. If there is a need for additional cash to fund our operations, we may attempt to access our global credit lines, which totaled $107.4 million of available borrowings as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 2 “Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

Consummation of the Merger is expected to occur in the third quarter of 2016 and is subject to certain customary closing conditions including, among others, the absence of certain legal impediments; the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (early termination for which was received on March 7, 2016); antitrust regulatory approval in the People’s Republic of China; review and clearance by the Committee on Foreign Investment in the United States; certain other filings and approvals by governmental authorities in the People’s Republic of China; and approval by our stockholders and DSBJ’s stockholders.

The Merger Agreement contains certain termination rights for us and DSBJ. Upon termination of the Merger Agreement, we may be required to pay DSBJ a termination fee, or DSBJ may be required to pay us a reverse termination fee, depending on the circumstances under which the Merger Agreement is terminated. Concurrently with the execution of the Merger Agreement, DSBJ deposited $20.0 million of the aggregate Merger consideration into an escrow account with Citibank, N.A., and further deposited $7.45 million on February 23, 2016, in order to secure the reverse termination fee that may become payable by DSBJ to us.

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

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the absence of certain legal impediments; the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (early termination for which was received on March 7, 2016); antitrust regulatory approval in the People’s Republic of China; review and clearance by the Committee on Foreign Investment in the United States; certain other filings and approvals by governmental authorities in the People’s Republic of China; and approval by our stockholders and DSBJ’s stockholders. We cannot predict with certainty whether and when any of these conditions will be satisfied. Although there is not a financing contingency in the Merger Agreement, the Merger could fail if DSBJ is unable to obtain the financing for the transaction, in which event we would likely be entitled to the reverse break-up fee. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “superior proposal.” If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

A lawsuit has been filed against us challenging the Merger, and additional lawsuits are possible.

On April 29, 2016, a class action lawsuit was filed by a purported stockholder in the United States District Court in the Central District of California challenging the proposed Merger with DSBJ. The lawsuit alleges that the individual members of our Board of Directors (the “MFLEX Board”) breached their fiduciary duties to our stockholders by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies - MFLEX, DSBJ and Merger Sub - aided and abetted such alleged breaches. The plaintiff in the action seeks, among other things, an order enjoining the Merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. Although it is not possible to predict the outcome of this litigation matter with certainty, MFLEX and the MFLEX Board believe that the claims asserted in this lawsuit are without merit and intend to vigorously defend against these claims. In view of our indemnification obligation to our directors, we are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

Other potential plaintiffs may also file similar lawsuits challenging the proposed transaction. If the above-referenced case, and any potential additional cases, are not resolved, it could prevent or delay completion of the Merger and result in significant cost to us, including costs associated with the indemnification of directors and officers.

Risks Related to Our Business

We experienced a decline in revenue in each year from fiscal 2011 to 2014, as well as incurred net losses in the first quarter of 2016 and in fiscal years 2013 and 2014, and we may incur net losses in future periods.

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

In addition, in the first quarter of 2016 and in fiscal years 2013 and 2014, we incurred a net loss of $9.7 million, $65.5 million and $84.5 million, respectively. These losses, among other things, adversely affect our stockholders’ equity and working capital. Although we have undergone strategic restructuring efforts and returned to profitability in several recent quarters, we incurred a net loss this quarter and our profitability may continue to fluctuate from quarter to quarter based on a variety of factors, including capacity utilization, overhead absorption, yields and product mix.

We are, and have historically been, heavily dependent upon the smartphone, tablet and consumer electronics industries, and any downturn in these sectors may reduce our net sales.

For the three months ended March 31, 2016 and 2015, approximately 64% and 75%, respectively, of our net sales were derived from sales to companies for products or services into our smartphone sector; approximately 24% and 15%, respectively, of our net sales derived from sales were to companies for products or services into our tablet sector; and approximately 10 and 9%, respectively, of our net sales were derived from sales to companies for products or services into our consumer electronics sector, which includes wearables and connected home devices. In general, these sectors are subject to economic cycles, changes in customer order patterns and periods of slowdown. Intense competition, relatively short product life cycles and significant fluctuations in product demand characterize these sectors, and these sectors are also generally subject to rapid technological change and product obsolescence. Fluctuations in demand for our products as a result of periods of slowdown in these markets, including the current economic downturn and slowdown in the smartphone market, or discontinuation of products or modifications developed in connection with next generation products could reduce our net sales.

We depend on a very limited number of key customers, and a limited number of programs from those customers, for significant portions of our net sales and if we lose business with any of these customers or if the products we are in are not commercially successful, our net sales could decline substantially.

For the past several years, a substantial portion of our net sales has been derived from products that are incorporated into programs manufactured by or on behalf of a very limited number of key customers and their subcontractors, including Apple Inc. In the first quarter of 2016, the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, our net sales to our largest customer represented approximately 80%, 75%, 76%, 57% and 75%, respectively, of our net sales. In the first quarter of 2016, the fiscal year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013, our net sales to our second largest customer represented approximately 3%, 10%, 12%, 17% and 3%, respectively, of our net sales. In addition, a substantial portion of our sales to each customer is often tied to only one, or a small number of, programs. Our significant customer concentration increases the risk that our business terms with those customers may not be as favorable to us as those we might receive in a more competitive environment. The loss of a major customer or a significant reduction in sales to a major customer, including due to a penalty imposed by a customer, the loss of market share with the customers, the lack of commercial success by such customer or one or more of its products, a slowdown in growth or downturn in the market in which a major customer operates, a product failure of a customer’s program or limited flex content in a program, would seriously harm our business. Although we are continuing our efforts to reduce dependence on a limited number of customers, we may not be successful in such efforts.

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

Furthermore, from time to time we have experienced very high employee turnover in our facilities in China, and we experience difficulty in recruiting employees for these facilities. In addition, we have noted the signs of wage inflation, labor unrest and increased unionization in China and new regulations regarding the usage of contract workers, and expect these to be ongoing trends for the foreseeable future, which could cause employee issues, including work stoppages, excessive wage increases and increased activity of labor unions, at our China facilities. A large number of our employees works in our facilities in China, and our costs associated with hiring and retaining these employees have increased over the past several years. The high turnover rate, increasing wages, new regulations regarding contract workers, difficulty in recruiting and retaining qualified employees and the other labor trends we are noting in China have resulted in an increase in our employee expenses, and a continuation of any of these trends could result in even higher costs or production disruptions or delays or the inability to ramp up production to meet increased customer orders, resulting in order cancellation, imposition of customer penalties if we were unable to timely deliver product or a negative impact on net sales and profits for us.

Our reliance on outside service providers may negatively impact our operations, products and customer satisfaction.

From time to time, we use the services of outside service vendors, or OSVs, for certain activities related to our business, including to provide manufacturing services within our facilities. Our reliance on these OSVs subjects us to a number of risks, including:

•

our inability to have the same level of control over the employees of the OSVs who are providing manufacturing services for us as we would have over our own employees, which could affect the pre-employment screening, loss control, efficiency, work flow and quality of work of our operations; and

•

regulations regarding the use of OSVs in China could cause us to be forced to stop using, or limit the percentage of our workforce provided by, OSVs with little or no notice, which could negatively affect our ability to produce product for our customers.

Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient utility sources in China.

The flexible printed circuit fabrication process requires a stable utility source. From time to time, we experience insufficient supplies of electrical power, especially during the warmer summer months in China. In addition, China has instituted energy conservation regulations which ration the amount of electricity that may be used by enterprises such as ours. Although we have purchased a few generators and could lease additional generators, such generators do not produce sufficient electricity supply to run our manufacturing facilities and they are costly to operate. Power or steam interruptions, electricity shortages, the cost of diesel fuel to run our back-up generators or government intervention, particularly in the form of rationing, are factors that could restrict our access to electricity at our Chinese manufacturing facilities. Any such insufficient access to electricity, gas, steam or other utility could affect our ability to manufacture and related costs. Any such shortages could result in delays in our shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars, including approximately 98% of the total shipments made to foreign manufacturers during the fiscal year 2015. The remaining balance of our net sales is primarily denominated in Chinese Renminbi (“RMB”). As a result, as appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in China. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. Although we have recently benefited from foreign exchange rates, unfavorable movements in the exchange rates could adversely impact our financial condition. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the impact or risks of currency fluctuations.

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

United Engineers Limited is deemed to have an indirect beneficial ownership in approximately 60% of our outstanding common stock and is able to exert influence over us and our major corporate decisions.

United Engineers Limited (“UEL”) through its subsidiaries (which include WBL Corporation Limited (“WBL”) as result of UEL’s stock acquisition of WBL in 2013) (collectively the “UE Group”) is deemed to indirectly beneficially own approximately 60% of our outstanding common stock. As a result, the UE Group has influence over the composition of our board of directors and our management, operations and potential significant corporate actions. The board or executive management composition of the UE Group could change, and such change could affect the strategic direction of the UE Group and the way the UE Group influences our corporate actions. For example, although we have put in place several measures designed to limit the amount of influence the UE Group has over us (including a staggered board of directors, not allowing action by written consent of our stockholders and not allowing stockholders to call a special meeting), for so long as the UE Group continues to control more than a majority of our outstanding common stock, it will have the ability to control who is elected to our board of directors each year, and ultimately can change out our entire board in three years. Furthermore, the strategic direction of the UE Group may influence how, when and if the WBL Entities (defined below) elect to sell its stock in us under the Registration Statement on Form S-3 that has been filed by the Company and declared effective by the SEC to cover such sales.

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

UEL’s ordinary shares are listed on the Singapore Securities Exchange Trading Limited (the “Singapore Exchange”). Under the rules of the Singapore Exchange, when we submit a matter for the approval of our stockholders, UEL may be required to obtain the approval of its own respective stockholders for such action before UEL can vote its shares with respect to our proposal or dispose of our shares of common stock. Examples of corporate actions we may seek to take that may require UEL to obtain its stockholders’ approval include the Merger, and may also include certain amendments of our certificate of incorporation, an acquisition or a sale of our assets the value of which exceeds certain prescribed thresholds under the rules of the Singapore Exchange, and certain issuances of our capital stock. In addition, we have been advised that if UEL is in an “offer period” under the rules of the Singapore Exchange (for example, if there was a potential offer by a third party for UEL’s outstanding shares), then during the pendency of such offer period UEL may be prevented from doing anything that would constitute “frustration of the offer” without first obtaining (a) either the approval of its stockholders or the potential offeror and (b) the Singapore Securities Industry Council (the “SIC”). Any material acquisition by, or disposition of, one of UEL’s subsidiaries, including us, could be considered a “frustration of the offer,” and thus, approval by UEL’s stockholders/potential offeror and the SIC could first be required for UEL.

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

In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate. For example, there has been increased scrutiny by the U.S. government on tax positions taken, and during February 2016, the United States Department of the Treasury issued a high-level outline of proposed modifications to international tax laws for the fiscal year 2017. If any of these, or similar, proposals are passed, our statements of financial position and results of operations could be negatively impacted.

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

As part of our business strategy, from time to time we consider acquisitions of, or business alliances with, companies, technologies and products that we feel could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring or partnering with other businesses and technologies. Potential and completed acquisitions and strategic alliances involve numerous risks, including:

•	restrictions on our operating activities contained in the Merger Agreement;
•	difficulties in integrating operations, technologies, accounting and personnel;
•	problems maintaining uniform standards, procedures, controls and policies;
•	difficulties in supporting and transitioning customers of our acquired companies;
•	diversion of financial and management resources from existing operations;
•	potential costs incurred in executing on such a transaction, including any necessary debt or equity financing;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	potential loss of key employees; and
•	inability to generate sufficient revenues to offset acquisition or start-up costs.

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

The trading prices of the securities of technology companies, including the trading price of our common stock, have historically been highly volatile. During the 12-month period from April 1, 2015 to March 31, 2016, the high and low sales prices for our common stock were $12.59 and $26.05 per share. Factors that could affect the trading price of our common stock include, but are not limited to:

•	failure to complete the proposed Merger with DSBJ;
•	fluctuations in our financial results;
•	the limited size of our public float;
•	announcements of technological innovations or events affecting companies in our industry;
•	changes in the estimates of our financial results;
•	changes in the recommendations of any securities analysts that elect to follow our common stock; and
•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, although we have approximately 24.6 million shares of common stock outstanding as of March 31, 2016, approximately 14.8 million of those shares are held by the WBL Entities. As a result, there is a limited public float in our common stock. If any of our significant stockholders were to decide to sell a substantial portion of its shares the trading price of our common stock could decline. See “Risk Factors—Sales of our common stock by our majority stockholder could depress the price of our common stock or weaken market confidence in our prospects” for more information.

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

In anticipation of the Merger, on May 2, 2016, Multi-Fineline Electronix, Inc., as guarantor, and Multi-Fineline Electronix Singapore Pte. Ltd., as borrower, entered into a Second Amendment to Loan and Security Agreement (“Second Amendment”) with certain financial institutions, as lenders, and Bank of America, N.A., as agent. The Second Amendment amended the Loan and Security Agreement to, among other items, consent to the change of control of the Company which will result from the Merger Agreement and to amend the covenant relating to a future change of control to reflect DSBJ as the indirect parent of the Company.

The foregoing description is qualified in its entirety by reference to the Second Amendment to Loan and Security Agreement, filed as Exhibit 10.95 to this Form 10-Q.

On May 4, 2016, MFLEX Suzhou Co., Ltd. entered into a credit line agreement with China Construction Bank, Suzhou Industry Park Sub-Branch (“CCB”), which provides for a borrowing facility for 300,000 RMB ($46,431 at March 31, 2016). The CCB credit line agreement is effective May 6, 2016 and will mature on May 7, 2017. Interest on the credit line agreement for U.S. dollar lending will be negotiated and determined by both parties based on the lending cost in the market for U.S. dollar transactions on the day the loan is made. For RMB lending, the interest rate is based on the current rate set by the People’s Bank of China at the time of borrowing.

The foregoing description is qualified in its entirety by reference to the Credit Line Contract and Facility Offer Letter, filed as Exhibits 10.96 and 10.97, respectively, to this Form 10-Q.

Item 6.	Exhibits

The exhibit list required by this Item 6 is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multi-Fineline Electronix, Inc., a Delaware corporation
Date: May 5, 2016	By:	/s/ Thomas Kampfer
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

			8-K	000-50812	10/25/2005

10.45*	Form of Stock Appreciation Rights Agreement.		10-K	000-50812	12/9/2008

10.57*	Form of Restricted Stock Unit Agreement.		10-K	000-50812	11/17/2009

10.78*	Change in Control Plan.		8-K	000-50812	1/19/2012

10.79*	Amended and Restated 2004 Stock Incentive Plan.		8-K	000-50812	1/19/2012

10.82#	Amended and Restated Master Development and Supply Agreement by and between Apple Computer, Inc. and Multi-Fineline Electronix, Inc. dated May 2, 2012.		10-Q	000-50812	5/3/2012

10.83*	Executive Officer Tax Audit Reimbursement Plan.		10-Q	000-50812	8/3/2012

10.86	Line of Credit Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.87	Facility Offer Letter Agreement between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 6, 2013.		10-Q	000-50812	5/8/2013

10.88	Line of General Credit Agreement between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.89	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and Agricultural Bank of China, Suzhou Wuzhong Sub-branch dated July 1, 2013.		8-K	000-50812	7/2/2013

10.90*	Multi-Fineline Electronix, Inc. 2014 Equity Incentive Plan.		DEF14A	000-50812	1/23/2014

10.91*	Form of Stock Appreciation Rights Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.92*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan.		10-Q	000-50812	5/5/2014

10.93#	Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated August 6, 2014.		10-K	000-50812	11/13/2014

10.94*	Employment Offer Letter with Thomas Kampfer dated May 21, 2015.		10-Q	000-50812	8/5/2015

10.95

Second Amendment to Loan and Security Agreement by and among the Company, as guarantor, MFLEX Singapore, as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as agent dated May 2, 2016.

X

10.96	Credit Line Contract between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 4, 2016.	X

10.97	Facility Offer Letter between MFLEX Suzhou Co., Ltd., and China Construction Bank, Suzhou Industry Park Sub-Branch dated May 4, 2016.	X

31.1	Section 302 Certification by the Company’s principal executive officer.	X

31.2	Section 302 Certification by the Company’s principal financial officer.	X

32.1	Section 906 Certification by the Company’s principal executive officer and principal financial officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted for certain portions of this agreement.